Form 10-Q
period 2007-09-30
Patriot Coal CORP
filed 2007-11-26
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33466
PATRIOT COAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-5622045

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12312 Olive Boulevard, Suite 400 St. Louis, Missouri	63141

(Address of principal executive offices)	(Zip Code)
(314) 275-3600

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑
There were 26,570,946 shares of common stock with a par value of $0.01 per share outstanding at November 5, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PATRIOT COAL CORPORATION
(Subsidiaries of Peabody Energy Corporation
as defined in Note 1 to the Combined Financial Statements)
UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(Dollars in thousands)		(Dollars in thousands)
Revenues
Sales	$283,400	$291,835	$882,164	$816,342
Other revenues	1,638	1,466	4,476	2,843

Total revenues	285,038	293,301	886,640	819,185

Costs and Expenses
Operating costs and expenses	275,690	297,480	796,505	847,484
Depreciation, depletion and amortization	20,459	23,130	61,166	64,048
Asset retirement obligation expense	4,008	3,641	15,630	12,936
Selling and administrative expenses	9,306	10,544	27,934	32,342
Other operating income:
Net gain on disposal of assets	(33,546)	(1,670)	(47,881)	(82,696)
Income from equity affiliates	(169)	(1)	(182)	(16)

Operating Profit (Loss)	9,290	(39,823)	33,468	(54,913)
Interest expense	2,446	1,716	8,659	6,504
Interest income	(146)	(3,527)	(394)	(8,293)

Income (Loss) Before Income Taxes and Minority Interests	6,990	(38,012)	25,203	(53,124)
Income tax provision	5,525	—	5,525	—
Minority interest	4,419	1,439	10,485	4,092

Net Income (Loss)	$(2,954)	$(39,451)	$9,193	$(57,216)

See accompanying notes to unaudited condensed combined financial statements.

PATRIOT COAL CORPORATION
(Subsidiaries of Peabody Energy Corporation
as defined in Note 1 to the Combined Financial Statements)
CONDENSED COMBINED BALANCE SHEETS

		(Unaudited)
	December 31,	September 30,
	2006	2007
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$398	$7,319
Accounts receivable and other, net of allowance for doubtful accounts of $0.3 million and $0.1 million as of December 31, 2006 and September 30, 2007, respectively	31,583	30,325
Net receivable from affiliates	141,021	32,212
Inventories	34,692	32,684
Prepaid expenses and other current assets	7,004	7,047

Total current assets	214,698	109,587
Property, plant, equipment and mine development
Land and coal interests	628,569	653,632
Buildings and improvements	270,990	274,614
Machinery and equipment	377,693	402,845
Less accumulated depreciation, depletion and amortization	(434,565)	(470,873)

Property, plant, equipment and mine development, net	842,687	860,218
Notes receivable	52,975	123,272
Investments and other assets	67,821	62,052

Total assets	$1,178,181	$1,155,129

LIABILITIES AND INVESTED CAPITAL (DEFICIT)
Current liabilities
Trade accounts payable	$53,573	$56,110
Accrued expenses	162,871	165,423

Total current liabilities	216,444	221,533
Long-term debt	20,722	18,266
Note payable to affiliate	62,000	62,000
Asset retirement obligations	139,703	133,402
Workers’ compensation obligations	207,860	212,596
Accrued postretirement benefit costs	1,139,017	1,131,034
Obligation to industry fund	25,626	33,261
Other noncurrent liabilities	40,483	34,076

Total liabilities	1,851,855	1,846,168
Minority interests	16,153	13,786
Invested interest (deficit)	(367,706)	(411,275)
Accumulated other comprehensive loss	(322,121)	(293,550)

Total invested capital (deficit)	(689,827)	(704,825)

Total liabilities and invested capital (deficit)	$1,178,181	$1,155,129

See accompanying notes to unaudited condensed combined financial statements.

PATRIOT COAL CORPORATION
(Subsidiaries of Peabody Energy Corporation
as defined in Note 1 to the Combined Financial Statements)
UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2007
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$9,193	$(57,216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	61,166	64,048
Net gain on disposal or exchange of assets	(47,881)	(82,696)
(Income) loss from equity affiliates	(182)	(16)
Dividends received from equity investments	9,935	—
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(6,826)	7,963
Inventories	(2,574)	2,008
Other current assets	(3,283)	(43)
Accounts payable and accrued expenses	(16,213)	4,162
Asset retirement obligations	983	(98)
Workers’ compensation obligations	(233)	4,140
Accrued postretirement benefit costs	4,432	21,185
Obligation to industry fund	(3,816)	7,635
Other, net	(18,861)	(10,828)

Net cash used in operating activities	(14,160)	(39,756)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(63,706)	(41,810)
Acquisitions, net	(44,538)	(13,647)
Additions to advance mining royalties	(3,352)	(3,086)
Proceeds from disposal of assets, net of notes receivable	38,882	30,493
Net change in receivables from/payables to affiliates	65,354	63,659

Net cash provided by (used in) investing activities	(7,360)	35,609

Cash Flows From Financing Activities
Contribution from Parent	44,538	13,647
Long-term debt payments	(21,752)	(1,530)
Distribution to minority interests	(986)	(1,049)

Net cash provided by financing activities	21,800	11,068

Net increase in cash and cash equivalents	280	6,921
Cash and cash equivalents at beginning of year	519	398

Cash and cash equivalents at end of period	$799	$7,319

See accompanying notes to unaudited condensed combined financial statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(1) Basis of Presentation
     Distribution
     On April 19, 2007, Peabody Energy Corporation (Peabody) announced that it was evaluating strategic alternatives regarding the subsidiaries listed below. On October 31, 2007, Peabody effected the spin-off of these subsidiaries (portions of Peabody’s Eastern U.S. Mining Operations business segment), including coal assets and operations in West Virginia and Kentucky. The spin-off was accomplished through a dividend of all outstanding shares of Patriot Coal Corporation (Patriot), which is now an independent public company traded on the New York Stock Exchange (symbol PCX). Prior to the spin-off, Peabody received necessary regulatory approvals including a favorable private letter ruling on the tax-free nature of the transaction from the Internal Revenue Service, and a declaration of effectiveness for Patriot’s registration statement on Form 10 with the Securities and Exchange Commission. Distribution of the Patriot stock to Peabody’s stockholders occurred on October 31, 2007, at a ratio of one share of Patriot stock for every 10 shares of Peabody stock held on the record date of October 22, 2007.
     Basis of Presentation
     The combined financial statements for Patriot include the accounts of the following entities:
•	Eastern Coal Company, LLC and subsidiaries, which own coal-mining operations in West Virginia and Kentucky;

•	Midwest Coal Resources II, LLC and subsidiaries, which own coal-mining operations in western Kentucky;

•	Indian Hill Company and subsidiaries, which own coal-mining operations in western Kentucky;

•	Central States Coal Reserves of Kentucky, LLC, HCR Holdings, LLC, and Cleaton Coal Company, all of which own coal reserves in the Illinois Basin; and

•	Snowberry Land Company and Fort Energy, LLC, which collectively own an effective 81.5% interest at September 30, 2007 in the KE Ventures, LLC joint venture and its coal-mining operations in West Virginia. In the third quarter of 2007, Patriot acquired an additional 7.6% interest in KE Ventures for $13.6 million resulting in Patriot’s current ownership interest of 81.5%. The acquisition was funded through an equity contribution from Peabody.
     These entities were held by Peabody Investments Corp. (Parent), which is a wholly-owned subsidiary of Peabody at September 30, 2007. All significant transactions, profits and balances have been eliminated between these entities. Patriot operates in two domestic coal segments (see Note 7), Appalachia and the Illinois Basin.
     The information discussed below primarily relates to Patriot’s historical results and may not necessarily reflect what its financial position, results of operations and cash flows will be in the future or would have been as a stand-alone company during the periods presented. Upon the completion of the spin-off, Patriot’s capital structure was changed significantly. At the spin-off Patriot entered into various operational agreements with Peabody, including certain on-going agreements that enhance both the financial position and cash flows of Patriot. Such agreements include the assumption by Peabody of certain retiree healthcare liabilities and the repricing of a major coal supply agreement to reflect anticipated long-term market pricing for similar quality coal.
     The accompanying condensed combined financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. The balance sheet information as of December 31, 2006 has been derived from Patriot’s audited combined balance sheet. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2007.

     Description of Business
     Patriot is engaged in the mining of thermal coal for sale primarily to electric utilities and metallurgical coal for sale to steel mills and independent coke producers. Patriot’s mining operations are located in the eastern and midwestern United States, primarily in West Virginia and Kentucky. In addition to mining activities, Patriot also manages its coal reserve and real estate holdings, including sales or other strategic transactions of its coal reserves and real estate properties.
(2) New Accounting Pronouncements
     FASB Interpretation No. 48
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN No. 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Patriot adopted the provisions of FIN No. 48 on January 1, 2007, with no impact to invested capital. At adoption and at September 30, 2007, the unrecognized tax benefits in Patriot’s condensed combined financial statements were immaterial. Patriot does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of September 30, 2007.
     Due to the existence of net operating loss (NOL) carryforwards, Patriot has not currently accrued interest on any of its unrecognized tax benefits. Patriot has considered the application of penalties on its unrecognized tax benefits and has determined, based on several factors including the existence of its NOL carryforwards, that no accrual of penalties related to its unrecognized tax benefits are required. If the accrual of interest or penalties becomes appropriate, Patriot will record an accrual in its income tax provision.
     Patriot was included in Peabody federal and state income tax returns for all tax years ended on or before December 31, 2006 and will be included in Peabody’s 2007 returns through the date of the spin-off. Peabody’s federal income tax returns for the tax years ended 1999 and beyond remain subject to examination by the Internal Revenue Service. Peabody’s state income tax returns for the tax years ended 1991 and beyond remain subject to examination by various state taxing authorities.
     FASB Statement No. 157
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement of Financial Accounting Standards (SFAS) No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. SFAS No. 157 clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. We are still determining the impact the adoption of SFAS No. 157 will have on our results of operations, financial position, and liquidity, if any; however, at this time, we do not expect the impact to be material.
     FASB Statement No. 159
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities electing the fair value option will be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with each item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are still determining the impact the adoption of SFAS No. 159 will have on our results of operations, financial position, and liquidity, if any; however, at this time, we do not expect the impact to be material.

(3) Gain on Disposal of Assets
     During the first half of 2007, Patriot sold approximately 88 million tons of non-strategic coal reserves and surface lands located in Kentucky for cash of $26.5 million and notes receivable of $69.4 million. Patriot recognized gains totaling $78.5 million on these transactions.
     During the three months ended September 30, 2006, Patriot sold approximately 29 million tons of non-strategic coal reserves and surface lands located in Kentucky and West Virginia for proceeds of $34.6 million and recognized a gain of $30.0 million. In the first quarter of 2006, Patriot had a similar transaction where it sold coal reserves and surface lands in Kentucky for $9.5 million in cash proceeds and recognized a $7.9 million gain.
(4) Income Tax Provision
     For the three and nine months ended September 30, 2007, Patriot reported no income tax provision due to projected net operating losses for the year ended December 31, 2007. For the three and nine months ended September 30, 2006, Patriot reported an income tax provision of $5.5 million. This income tax provision was primarily driven by the tax gains reported on the sale of coal reserves and surface areas during the quarter ended September 30, 2006 being in excess of the book gains recorded on such sales.
(5) Inventories
     Inventories consisted of the following:

	December 31,	September 30,
	2006	2007
	(Dollars in thousands)

Raw coal	$16,651	$13,687
Materials and supplies	13,343	13,616
Saleable coal	4,698	5,381

Total	$34,692	$32,684

     Materials and supplies and coal inventory are valued at the lower of average cost or market. Saleable coal represents coal stockpiles that will be sold in current conditions. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.
(6) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(Dollars in thousands)		(Dollars in thousands)

Net income (loss)	$(2,954)	$(39,451)	$9,193	$(57,216)
Accumulated actuarial loss and prior service cost realized in net income (loss)	—	9,537	—	28,571

Comprehensive income (loss)	$(2,954)	$(29,914)	$9,193	$(28,645)

     Comprehensive income differs from net income by the amount of unrealized gain or loss resulting from the amortization of actuarial loss and prior service cost associated with the adoption of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
(7) Postretirement Benefit Costs
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(Dollars in thousands)		(Dollars in thousands)

Service cost for benefits earned	$187	$303	$560	$595
Interest cost on accumulated postretirement benefit obligation	15,906	17,981	47,719	54,525
Amortization of prior service cost	(540)	(87)	(1,619)	(260)
Amortization of actuarial loss	6,040	9,929	18,119	29,518

Net periodic postretirement benefit costs	$21,593	$28,126	$64,779	$84,378

     Patriot expects to pay approximately $80 million attributable to its postretirement benefit plans during the year ended December 31, 2007, which reflects an increase of approximately $5 million from its previously disclosed estimate in the notes to the annual financial statements. The increase primarily relates to higher than anticipated utilization and revised estimates of the impact of the 2007 National Bituminous Coal Wage Agreement.

(8) Segment Information
     Patriot reports its operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments consist of Patriot’s mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities. For the nine months ended September 30, 2007, 75% of Patriot’s sales were to electricity generators and 25% to steel and coke producers. For the nine months ended September 30, 2006 and 2007, Patriot’s revenues attributable to foreign countries, based on where the product was shipped, were $112.1 million and $109.6 million, respectively. Patriot’s operations are characterized by primarily underground mining methods, coal with high and medium Btu content and relatively short shipping distances from the mine to the customer. “Corporate and Other” includes selling and administrative expenses, net gains on assets disposals and costs associated with past mining obligations.
     Patriot’s chief operating decision maker uses Adjusted EBITDA as the primary measure of segment profit and loss. Adjusted EBITDA is defined as net income (loss) before deducting net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization.
     Operating segment results for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30, 2006				Three Months Ended September 30, 2007
			Corporate				Corporate
	Appalachia	Illinois Basin	and Other	Combined	Appalachia	Illinois Basin	and Other	Combined
	(Dollars in thousands)

Revenues	$232,855	$52,183	$—	$285,038	$231,638	$61,663	$—	$293,301
Adjusted EBITDA	46,025	(9,503)	(2,765)	33,757	31,485	3,128	(47,665)	(13,052)
Additions to property, plant, equipment and mine development	18,610	2,656	—	21,266	8,180	7,144	—	15,324
Income from equity affiliates	(169)	—	—	(169)	(1)	—	—	(1)

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2007
			Corporate				Corporate
	Appalachia	Illinois Basin	and Other	Combined	Appalachia	Illinois Basin	and Other	Combined
	(Dollars in thousands)

Revenues	$707,120	$179,520	$—	$886,640	$631,448	$187,737	$—	$819,185
Adjusted EBITDA	188,245	(16,015)	(61,966)	110,264	76,070	11,160	(65,159)	22,071
Additions to property, plant, equipment and mine development	57,122	6,584	—	63,706	34,610	7,200	—	41,810
Income from equity affiliates	(182)	—	—	(182)	(16)	—	—	(16)

     A reconciliation of adjusted EBITDA to combined net income (loss) follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(Dollars in thousands)		(Dollars in thousands)
Total Adjusted EBITDA	$33,757	$(13,052)	$110,264	$22,071
Depreciation, depletion and amortization	(20,459)	(23,130)	(61,166)	(64,048)
Asset retirement obligation expense	(4,008)	(3,641)	(15,630)	(12,936)
Interest expense	(2,446)	(1,716)	(8,659)	(6,504)
Interest income	146	3,527	394	8,293
Income tax provision	(5,525)	—	(5,525)	—
Minority interests	(4,419)	(1,439)	(10,485)	(4,092)

Net income (loss)	$(2,954)	$(39,451)	$9,193	$(57,216)

(9) Commitments and Contingencies
     Commitments
     As of September 30, 2007, purchase commitments for capital expenditures were $22.9 million.
     Other
     One of Patriot’s subsidiaries operated the Eagle No. 2 Mine located near Shawneetown, IL from 1969 until closure of the mine in July of 1993. In 1999, the State of Illinois brought a proceeding before the Illinois Pollution Control Board against Patriot’s subsidiary alleging that groundwater contamination due to leaching from the coal waste pile at the mine site violated state standards. Patriot’s subsidiary has developed a remediation plan with the State of Illinois and is negotiating with the Illinois Attorney General’s office with respect to their claim for a civil penalty of $1.3 million. The outcome of this claim is subject to numerous uncertainties; however, based on current information, Patriot believes this matter is likely to be resolved without material adverse effect on its financial condition, results of operations or cash flows.
     In addition, at times Patriot becomes a party to other claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of such other pending or threatened proceedings is not reasonably likely to have a material effect on Patriot’s combined financial position, results of operation or liquidity.
(10) Guarantees
     In the normal course of business, Patriot is a party to guarantees and financial instruments with off-balance-sheet risk, such as bank letters of credit, performance or surety bonds and other guarantees and indemnities, which are not reflected in the accompanying condensed combined balance sheet. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In Patriot’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.
     Other Guarantees
     Patriot is the lessee under numerous equipment and property leases. It is common in such commercial lease transactions for Peabody and Patriot, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of Patriot’s operations. Peabody and Patriot expect that losses with respect to leased property would be covered by insurance (subject to deductibles). Peabody and certain of its subsidiaries have guaranteed other subsidiaries’ performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, Peabody’s and Patriot’s maximum potential obligations under their leases are equal to the respective future minimum lease payments, assuming no amounts could be recovered from third parties.
     Under Peabody’s credit agreement, Patriot has unconditionally and jointly and severally guaranteed the payment of principal, premium, if any, and interest on certain indebtedness of Peabody. The aggregate amount of Peabody indebtedness outstanding as of September 30, 2007, that is subject to the guarantee and the security interests is $3.0 billion.
(11) Related Party Transactions
     Patriot routinely enters into transactions with Peabody and its affiliates. The terms of these transactions are outlined in agreements executed by Peabody and its affiliates. The amounts included in “Net receivable from affiliates” reflect the effects of the related party transactions, which have not been settled by cash payments, as well as temporary cash advances to and from affiliated companies. This balance with Patriot’s affiliates does not earn interest and is payable on demand.
     Selling and administrative expenses include $10.5 million and $9.3 million for the three months ended September 30, 2007 and 2006, respectively, and $32.3 million and $27.9 million for the nine months ended September 30, 2007 and 2006, respectively, for services provided by affiliates. Selling and administrative expenses represent an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic, based on principal activity, headcount, tons sold and revenues as applicable to the specific expense being allocated. The allocated expenses generally reflect service costs for: marketing and sales, legal, finance and treasury, public relations, human resources, environmental engineering and internal audit. Different general accounting allocation bases or methods could have been used and could result in significantly different operating results. The services fees incurred by Patriot are not necessarily indicative of the selling and administrative expenses that would have been incurred if Patriot had been an independent entity.
     Patriot recognized interest expense of $1.2 million for the three months ended September 2007 and 2006 and $3.7 million for the nine months ended September 30, 2007 and 2006 related to a $62.0 million demand note payable to Peabody, which bears interest at 8.0%.
     In 2006, Patriot received contributions from Peabody of $44.5 million, primarily for the funding of acquisitions.
     Substantially all of Patriot’s tons sold were through a marketing affiliate of Peabody, which negotiates and maintains coal sales contracts. All sales were made at prices paid by outside third-party customers. Receivables related to intercompany sales activity are included in “Net receivable from affiliates” on the combined balance sheet.
     In June 2007, Peabody exchanged numerous oil and gas rights and assets owned throughout its operations, including some owned by Patriot, for coal reserves in West Virginia and Kentucky. Peabody did not allocate gain recognized from this transaction to Patriot but contributed to Patriot approximately 28 million tons of West Virginia coal reserves. These reserves are located in the Pittsburgh coal seam adjacent to Patriot’s Federal No. 2 mining operations and were valued at $45.2 million.
(12) Subsequent Event
     On October 31, 2007, Peabody effected the spin-off of certain operations and coal reserves in Appalachia and the Illinois Basin through a dividend of all outstanding shares of Patriot. In connection with the spin-off, Patriot entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility. The proceeds from this facility are available for use by Patriot for working capital requirements, capital expenditures and other corporate purposes. In connection with the spin-off on October 31, 2007, Patriot’s credit facility was utilized to replace certain Peabody letters of credit and surety bonds that were in place as of September 30, 2007 with respect to Patriot’s obligations. Patriot issued $253.5 million in letters of credit against the credit facility in connection with the spin-off.
     The obligations under the credit facility are secured by a first lien on substantially all of Patriot’s assets, including but not limited to certain of its mines and coal reserves and related fixtures and accounts receivable. The credit facility contains certain customary covenants, including financial covenants limiting our total indebtedness (maximum leverage ratio of 2.75x) and requiring minimum EBITDA coverage of interest expense (minimum interest coverage ratio of 4.0x), as well as contain certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants, beginning with the period ended March 31, 2008. The rolling four quarters compliance calculation contains a phase-in provision for 2008. The terms of the credit facility also contain certain customary events of default, which give the lender the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.
     Also effective with the spin-off, Patriot was released from its unconditional and joint and several guarantee of certain indebtedness of Peabody discussed in Note 10.
     On November 1, 2007, the minority holder of KE Ventures, LLC exercised its option to require Fort Energy, LLC, a wholly-owned subsidiary of Patriot, to acquire the remaining 18.5% interest in KE Venture, LLC at a purchase price of $33.0 million. The transaction is expected to settle in the fourth quarter of 2007 and will bring Patriot’s interest in KE Ventures to 100%. In relation to this transaction, all outstanding debt owned by KE Ventures, LLC to its members, totaling $6.8 million, is payable upon close of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Notice Regarding Forward-Looking Statements
     This report and other materials filed or to be filed by Patriot include statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.
     We believe that the factors that could cause our actual results to differ materially include but are not limited to the factors we describe in the information statement filed in a Form 8-K on October 24, 2007, included under “Risk Factors,” “The Spin-off” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:
•	difficulty in implementing our business strategy;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	customer performance and credit risks;

•	supplier performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	geologic, equipment and operational risks associated with mining;

•	our ability to replace proven and probable coal reserves;

•	labor availability and relations;

•	our ability to respond to changing customer preferences;

•	availability and costs of credit, surety bonds and letters of credit;

•	price volatility and demand, particularly in higher margin products;

•	reductions of purchases by major customers;

•	failure to comply with debt covenants;

•	the effects of mergers, acquisitions and divestitures;

•	legislative and regulatory developments, including new environmental laws and regulations affecting the use of coal, including mercury and carbon dioxide-related limitations;

•	the outcome of pending or future litigation;

•	coal and power market conditions;

•	weather patterns affecting energy demand;

•	competition in our industry;

•	changes in postretirement benefit obligations;

•	changes to contribution requirements to multi-employer benefit funds;

•	availability and costs of competing energy resources;

•	interest rate fluctuation;

•	inflationary trends, including those impacting materials used in our business;

•	economic strength and political stability of countries in which we serve customers;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings.
     These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our information statement filed in a Form 8-K on October 24, 2007. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. We do not undertake any obligations to update the forward-looking statements, except as required by federal securities laws.
Overview
     At September 30, 2007, we were a subsidiary of Peabody Energy Corporation (Peabody). Effective October 31, 2007, Peabody spun-off our group by distributing all of our common stock to the stockholders of Peabody as a dividend. We entered into a Separation Agreement with Peabody containing key provisions relating to the separation of our business from Peabody. The Separation Agreement identifies the assets transferred, liabilities assumed and contracts assigned to us. Our assets and operations consist of a portion of those that Peabody attributed to its eastern U.S. mining operations, reported as the Eastern U.S. Mining Operations business segment in Peabody’s financial statements and Securities and Exchange Commission (SEC) reports. See our information statement filed in a Form 8-K with the SEC on October 24, 2007, for more information about the spin-off and our operations.
     We are a leading producer of coal in the eastern United States, with operations and coal reserves in Appalachia and the Illinois Basin. We are also a leading U.S. producer of metallurgical quality coal. We and our predecessor companies have operated in these regions for more than 50 years. In 2006, we sold 24.3 million tons of coal, of which 77% was sold to domestic electric utilities and 23% was sold to domestic and global steel producers. In the first nine months of 2007, we sold 17.1 million tons of coal, of which 75% was sold to domestic electric utilities and 25% was sold to domestic and global steel producers. We control 1.2 billion tons of proven and probable coal reserves. Our proven and probable coal reserves include premium coking coal and medium- and high-Btu thermal coal, with low, medium and high sulfur content.
     Our operations consist of eight company-operated mines, two joint venture mines and numerous contractor-operated mines serviced by eight coal preparation facilities, with one in northern West Virginia, four in southern West Virginia and three in western Kentucky. We ship coal to electric utilities, industrial users and metallurgical coal customers via Patriot-controlled loading facilities and multiple rail and river transportation routes. In the third quarter of 2007, we acquired an additional 7.6% interest in KE Ventures, our joint venture operations in Appalachia, for $13.6 million. As a result, our ownership interest in KE Ventures is currently 81.5%.
     Our mining operations and coal reserves are as follows:
•	Appalachia. In southern West Virginia, we have three company-operated mines, two joint venture mines and numerous contractor-operated mines, serviced by four coal preparation plants. These operations and related infrastructure are located in Boone and Kanawha counties. In northern West Virginia, we have one company-operated mine, serviced by a preparation plant and related infrastructure. These operations are located in Monongalia County. We sold 15.3 million and 11.3 million tons of coal in the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively. As of December 31, 2006, we controlled 502 million tons of proven and probable coal reserves in Appalachia, of which 188 million tons were assigned to current operations.

•	Illinois Basin. In the Illinois Basin, we have four company-operated mines, serviced by three preparation plants. These operations and related infrastructure are located in Union and Henderson counties in western Kentucky. We sold 9.0 million and 5.7 million tons of coal in the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively. As of December 31, 2006, we controlled 741 million tons of proven and probable coal reserves in the Illinois Basin, of which 137 million tons were assigned to current operations.

Basis of Presentation
     The information discussed below primarily relates to our historical results and may not necessarily reflect what our financial position, results of operations and cash flows will be in the future or would have been as a stand-alone company during the periods presented. Our capital structure was changed significantly at the date of our spin-off from Peabody. At the spin-off, we entered into certain on-going operational agreements with Peabody, including an agreement by Peabody to pay certain retiree healthcare liabilities, which we estimate had a present value of $636.0 million as of December 31, 2006 and $615.1 million as of September 30, 2007. Additionally, we entered into an agreement with Peabody to increase the price paid to us under a major existing coal sales agreement to be more reflective of anticipated long-term market pricing for similar quality coal. We encourage you to read our “Pro Forma Combined Financial Data” provided within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to better understand how our results would be impacted by the separation from Peabody and the various Separation Agreements that accompany the spin-off transaction that occurred on October 31, 2007. The combined financial statements presented below include allocations of Peabody expenses, assets and liabilities including the following items:
Selling and Administrative Expenses
     Our historical selling and administrative expenses are based on an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic, based on principal activity, headcount, tons sold or revenues as appropriate. The allocated expenses generally reflect service costs for: marketing and sales, general accounting, legal, finance and treasury, public relations, human resources, environmental, engineering and internal audit. The variance in our historical selling and administrative expenses relate to fluctuations in Peabody’s overall selling and administrative expenses. These allocated expenses are not necessarily indicative of the costs we would incur as a stand-alone company.
Interest Expense
     Our historical interest expense primarily relates to fees for letters of credit and surety bonds used to guarantee our reclamation, workers’ compensation, retiree healthcare, and lease obligations as well as interest expense related to intercompany notes with Peabody. Our capital structure changed following the spin-off from Peabody, and effective October 31, 2007, we entered into a four-year revolving credit facility. See Liquidity and Capital Resources — Credit Facility for more information about our new facility.
Income Tax Provision
     Income taxes are accounted for using a balance sheet approach in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes” (SFAS No. 109). We account for deferred income taxes by applying statutory tax rates in effect at the date of the balance sheet to differences between the book and tax basis of assets and liabilities. A valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and the overall deferred tax position.
     SFAS No. 109 specifies that the amount of current and deferred tax expense for an income tax return group shall be allocated among the members of that group when those members issue separate financial statements. For purposes of the financial statements, our income tax expense has been recorded as if we filed a consolidated tax return separate from Peabody, notwithstanding that a majority of the operations were historically included in the U.S. consolidated income tax return filed by Peabody. Our valuation allowance was also determined on the separate tax return basis. Additionally, our tax attributes (i.e. net operating losses and Alternative Minimum Tax credits) have been determined based on U.S. consolidated tax rules describing the apportioning of these items upon departure (i.e. spin-off) from the Peabody consolidated group.
     Peabody was managing its tax position for the benefit of its entire portfolio of businesses. Peabody’s tax strategies are not necessarily reflective of the tax strategies that we would have followed or will follow as a stand alone company, nor were they necessarily strategies that optimized our stand-alone position. As a result, our effective tax rate as a stand-alone entity may differ significantly from those prevailing in historical periods.

Results of Operations
     Adjusted EBITDA
          The discussion of our results of operations below includes references to and analysis of our segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as net income (loss) before deducting net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under generally accepted accounting principles, in Note 7 to our unaudited condensed combined financial statements.
Three and Nine Months Ended September 30, 2007 Compared to September 30, 2006
     Summary
          Segment Adjusted EBITDA decreased $1.9 million in the three months ended September 30, 2007 compared to the prior year, primarily driven by lower average selling prices and higher operating costs at our Appalachia operations, partially offset by improved results at our Illinois Basin mines. During the third quarter of 2007, we redirected production from thermal to metallurgical coal, accelerated the start-up of a new metallurgical mine, scaled back thermal production at higher-cost operations and revised mine plans to better match equipment configuration to certain coal reserves. While these activities caused short-term declines in productivity and profitability, they are positioning us to maximize market opportunities and return operations to more normal levels.
          Segment Adjusted EBITDA decreased by $85.0 million in the nine months ended September 30, 2007 compared to the prior year, primarily driven by lower sales volumes due to production shortfalls and reduced customer demand. Increased levels of adverse geologic conditions in 2007 included excessive groundwater from heavy spring rains, splits in certain coal seams, roof falls and roof partings. Additionally, the carryover of increased stockpiles from the winter months contributed to reduced customer demand in the first half of the year.
      Tons Sold and Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2006	2007	Tons/$	%	2006	2007	Tons/$	%
	(Dollars and tons in thousands)
Tons Sold:
Appalachia	3,992	4,120	128	3.2%	11,981	11,344	(637)	(5.3)%
Illinois Basin	1,930	1,868	(62)	(3.2)%	6,711	5,738	(973)	(14.5)%

Total Tons Sold	5,922	5,988	66	1.1%	18,692	17,082	(1,610)	(8.6)%

Revenues:
Appalachia	$231,217	$230,172	$(1,045)	(0.5)%	$702,644	$628,605	$(74,039)	(10.5)%
Illinois Basin	52,183	61,663	9,480	18.2%	179,520	187,737	8,217	4.6%

Total Revenue from Sales	283,400	291,835	8,435	3.0%	882,164	816,342	(65,822)	(7.5)%

Other Revenues	1,638	1,466	(172)	(10.5)%	4,476	2,843	(1,633)	(36.5)%

Total Revenues	$285,038	$293,301	$8,263	2.9%	$886,640	$819,185	$(67,455)	(7.6)%

Average sales price per ton sold:
Appalachia	$57.92	$55.87	$(2.05)	(3.5)%	$58.65	$55.41	$(3.24)	(5.5)%
Illinois Basin	27.04	33.01	5.97	22.1%	26.75	32.72	5.97	22.3%
          Revenues in the Appalachia segment were slightly lower in the three months ended September 30, 2007 compared to the same period in 2006. Higher sales volume, largely from metallurgical quality coal, was offset by lower average sales price. The decrease in the Appalachian revenue for the nine months ended September 30, 2007 compared to the prior year reflected lower sales volumes driven by adverse geologic conditions, planned production reductions due to higher customer stockpiles and the loss of a supplier in late 2006, partially offset by additional volumes from our Black Stallion contract mine, which began production in the third quarter of 2006. The adverse geologic conditions included roof falls and partings that reduced saleable coal yields.
          The increase in the Illinois Basin revenue for the three and nine months ended September 30, 2007 compared to the prior year reflected higher average sales prices primarily resulting from a price increase on a long-term contract under the market price adjustment provision of the contract. This increase was partially offset by reduced sales volumes of 0.3 million in the quarter and 1.0 million year-to-date associated with a mine closure in late 2006.
     Segment Adjusted EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2006	2007	$	%	2006	2007	$	%
	(Dollars in thousands)
Appalachia	$46,025	$31,485	$(14,540)	(31.6)%	$188,245	$76,070	$(112,175)	(59.6)%
Illinois Basin	(9,503)	3,128	12,631	n/a	(16,015)	11,160	27,175	n/a

Segment Adjusted EBITDA	$36,522	$34,613	$(1,909)	(5.2)%	$172,230	$87,230	$(85,000)	(49.4)%

     Segment Adjusted EBITDA for Appalachia decreased in the three months ended September 30, 2007 from the prior year primarily due to lower average selling prices, higher operating costs associated with adverse geologic conditions at one of our mines, and higher labor costs related to a new labor agreement effective in 2007. Segment Adjusted EBITDA for Appalachia decreased in the nine months ended September 30, 2007 from the prior year primarily due to lower revenue as discussed above and higher operating costs. Operating costs for the segment were higher in 2007 than the prior year primarily due to additional materials and supplies required for roof control, equipment repair and maintenance, as well as higher labor expenses related to a labor agreement that became effective on January 1, 2007, partially offset by lower revenue-based taxes and royalties.
     Segment Adjusted EBITDA for the Illinois Basin increased in the three and nine months ended September 30, 2007 from the prior year primarily due to a price increase on a long-term contract as discussed above. Operating costs decreased in 2007 compared to the prior year primarily due to a mine closure in late 2006, partially offset by higher costs related to additional equipment requirements at one of our mines associated with roof falls and excessive water as well as higher costs related to preparation plant maintenance.

     Net Income (Loss)

	Three Months Ended		Increase (Decrease) to		Nine Months Ended		Increase (Decrease) to
	September 30,		Net Income (Loss)		September 30,		Net Income (Loss)
	2006	2007	$	%	2006	2007	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$36,522	$34,613	$(1,909)	(5.2)%	$172,230	$87,230	$(85,000)	(49.4)%
Corporate and Other:
Past mining obligations	(27,005)	(38,791)	(11,786)	(43.6)%	(81,913)	(115,513)	(33,600)	(41.0)%
Net gain on disposal of assets	33,546	1,670	(31,876)	(95.0)%	47,881	82,696	34,815	72.7%
Selling and administrative expenses	(9,306)	(10,544)	(1,238)	(13.3)%	(27,934)	(32,342)	(4,408)	(15.8)%

	(2,765)	(47,665)	(44,900)	n/a	(61,966)	(65,159)	(3,193)	(5.2)%
Depreciation, depletion and amortization	(20,459)	(23,130)	(2,671)	(13.1)%	(61,166)	(64,048)	(2,882)	(4.7)%
Asset retirement obligation expense	(4,008)	(3,641)	367	9.2%	(15,630)	(12,936)	2,694	17.2%
Interest expense:
Peabody	(1,596)	(1,496)	100	6.3%	(4,202)	(4,541)	(339)	(8.1)%
Third-party	(850)	(220)	630	74.1%	(4,457)	(1,963)	2,494	56.0%
Interest income	146	3,527	3,381	n/a	394	8,293	7,899	n/a

Income (loss) before income taxes and minority interests	6,990	(38,012)	(45,002)	n/a	25,203	(53,124)	(78,327)	n/a
Income tax provision	(5,525)	—	5,525	n/a	(5,525)	—	5,525	n/a
Minority interests	(4,419)	(1,439)	2,980	67.4%	(10,485)	(4,092)	6,393	61.0%

Net income (loss)	$(2,954)	$(39,451)	$(36,497)	n/a	$9,193	$(57,216)	$(66,409)	n/a

     Past mining obligations were higher in the three months and nine months ended September 30, 2007 than the corresponding period in the prior year primarily due to increased funding for multi-employer healthcare and pension plans in accordance with the provisions of 2006 legislation and the 2007 National Bituminous Coal Wage agreement (effective January 1, 2007).
     Net gain on disposal of assets was $34.8 million higher in the nine months ended September 30, 2007 compared to the prior year due to two major coal reserve transactions in the first half of 2007 that resulted in a gain of $78.5 million in the aggregate compared to similar type transaction in 2006 resulting in an aggregate gain of $37.9 million. Net gain on disposal of assets was $31.9 million lower in the three months ended September 30, 2007 compared to the prior year due to two major coal reserve transactions mentioned above that occurred in the third quarter of 2006 and resulted in a gain of $30.0 million. Property sales in 2007 or 2006 are not indicative of the level we expect on an ongoing basis.
     Our historical selling and administrative expenses are based on an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic. The fluctuations in the three months and nine months ended September 30, 2007 compared to the respective periods in the prior year reflected changes to Peabody’s allocable selling and administrative expenses as well as changes to the allocation base. These allocated costs are not necessarily indicative of the costs we would incur as a stand-alone company.
     Depreciation, depletion and amortization increased in the three months and nine months ended September 30, 2007 compared to the prior year primarily due to higher amortization of advance royalty rights in 2007. Asset retirement obligation expense decreased in the nine months ended September 30, 2007 compared to the prior year primarily due to accelerated reclamation work at closed mines in 2006 with less such activity in 2007.
     Third party interest expense decreased in 2007 as KE Ventures, LLC repaid $21.8 million in bank loans in the second half of 2006 and replaced the bank debt with a Peabody note.
     Interest income increased in 2007 compared to the prior year due to additional interest income on notes receivable that resulted from the sale of Kentucky coal reserves in the second half of 2006 and the first half of 2007.

     The income tax provision in 2006 was primarily driven by the excess of tax gains over book gains recorded in relation to a major coal reserve transaction, placing Patriot in an Alternative Minimum Tax (AMT) position.
     We acquired an effective controlling interest in KE Ventures, LLC during the first quarter of 2006, and began combining KE Ventures, LLC in our results in 2006. The portion of earnings that represent the interests of the minority owners are deducted from our income (loss) before income taxes and minority interests to determine net income (loss). The minority interest recorded in 2006 and 2007 represents the share of KE Ventures, LLC earnings in which the minority holders are entitled to participate. In the third quarter of 2007, we increased our ownership in KE Ventures by 7.6% thus reducing the minority interest portion for that period.
Pro Forma Combined Financial Data
          The unaudited pro forma combined financial information presented below has been derived from our audited historical combined financial statements for the year ended December 31, 2006 and the unaudited historical combined financial statements as of and for the three and nine months ended September 30, 2007. This unaudited pro forma combined financial information should be read in conjunction with Results of Operations and unaudited combined financial statements and notes related to those unaudited combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.
          The pro forma adjustments are based on assumptions that management believes are reasonable. The unaudited pro forma combined financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations or financial position would have been had the transactions contemplated by the separation and distribution and related transactions occurred on the dates indicated. The unaudited pro forma combined financial information also should not be considered representative of our future results of operations or financial position.
          Our unaudited pro forma combined balance sheet as of September 30, 2007 has been prepared to reflect adjustments to our historical financial information to give effect to the following transactions, as if those transactions had been completed at September 30, 2007:
•	the distribution of our common stock to the stockholders of Peabody;

•	the transfer of certain assets related to our business from Peabody to us;

•	the capital contribution by Peabody related to settlement of the intercompany debt owed by us to Peabody of $114.5 million;

•	the agreement by Peabody to pay certain retiree healthcare liabilities related to our business, which we estimate had a present value of $615.1 million as of September 30, 2007; and

•	the contribution of approximately $49 million in cash from Peabody to us for working capital purposes, including monetization of a $19.4 million long-term receivable.
          The unaudited pro forma combined statement of operations for the year ended December 31, 2006 and the three and nine months ended September 30, 2007 reflect adjustments to our historical financial statements to present our results as if the spin-off occurred on January 1, 2006. These adjustments include, among other things, an increase to revenue (and related royalties and taxes) from repricing of a coal supply agreement to reflect anticipated long-term market pricing for similar quality coal and a reduction to our costs associated with the assumption by Peabody of certain of our retiree healthcare liabilities.

Unaudited Pro Forma Combined Statement of Operations

	Year Ended December 31, 2006
	Historical	Adjustments		Pro forma
	(Dollars in thousands)

Sales	$1,142,521	$31,331	(a)	$1,173,852
Other revenue	5,398	—		5,398

Total revenues	1,147,919	31,331		1,179,250

Operating costs and expenses	1,051,932	(46,100	) (b)	1,005,268
		(3,697	) (c)
		3,133	(a)
Depreciation, depletion and amortization	86,458	(3,489	) (l)	82,969
Asset retirement obligation expense	24,282	—		24,282
Selling and administrative expenses	47,909	(17,909	)(d)	30,000
Income from equity affiliates	(60)	—		(60)
Net gain on disposal of assets	(78,631)	—		(78,631)

Operating profit	16,029	99,393		115,422
Interest expense	5,641	5,916	(e)	11,557
Interest expense related to Peabody	5,778	(5,778	) (f)	—
Interest income	(1,417)	—		(1,417)

Income before income taxes and minority interest	6,027	99,255		105,282
Income tax provision	8,350	24,846	(g)	33,196
Minority interest	11,169	—		11,169

Net income (loss)	$(13,492)	$74,409		$60,917

See notes for explanations of the pro forma adjusting entries.

Unaudited Pro Forma Combined Statement of Operations

	Three Months Ended September 30, 2007
	Historical	Adjustments		Pro forma
	(Dollars in thousands)

Sales	$291,835	$6,652	(a)	$298,487
Other revenue	1,466	—		1,466

Total revenues	293,301	6,652		299,953

Operating costs and expenses	297,479	(15,563	)(b)	282,244
		(337	)(c)
		665	(a)
Depreciation, depletion and amortization	23,130	(616	)(l)	22,514
Asset retirement obligation expense	3,641	—		3,641
Selling and administrative expenses	10,544	(2,819	)(d)	7,725
Net gain on disposal of assets	(1,670)	—		(1,670)

Operating profit (loss)	(39,823)	25,322		(14,501)
Interest expense	220	2,403	(e)	2,623
Interest expense related to Peabody	1,496	(1,496	)(f)	—
Interest income	(3,527)	—		(3,527)

Income (loss) before income taxes and minority interest	(38,012)	24,415		(13,597)
Income tax provision	—	3,357	(g)	3,357
Minority interest	1,439	—		1,439

Net income (loss)	$(39,451)	$21,058		$(18,393)

See notes for explanations of the pro forma adjusting entries.

Unaudited Pro Forma Combined Statement of Operations

	Nine Months Ended September 30, 2007
	Historical	Adjustments		Pro forma
	(Dollars in thousands)

Sales	$816,342	$20,244	(a)	$836,586
Other revenue	2,843	—		2,843

Total revenues	819,185	20,244		839,429

Operating costs and expenses	847,468	(46,688	)(b)	801,792
		(1,012	)(c)
		2,024	(a)
Depreciation, depletion and amortization	64,048	(1,493	)(l)	62,555
Asset retirement obligation expense	12,936	—		12,936
Selling and administrative expenses	32,342	(9,167	)(d)	23,175
Net gain on disposal of assets	(82,696)	—		(82,696)

Operating profit (loss)	(54,913)	76,580		21,667
Interest expense	1,963	6,015	(e)	7,978
Interest expense related to Peabody	4,541	(4,541	)(f)	—
Interest income	(8,293)	—		(8,293)

Income (loss) before income taxes and minority interest	(53,124)	75,106		21,982
Income tax provision	—	20,412	(g)	20,412
Minority interest	4,092	—		4,092

Net income (loss)	$(57,216)	$54,694		$(2,522)

See notes for explanations of the pro forma adjusting entries.

Unaudited Pro Forma Combined Balance Sheet

	As of September 30, 2007
	Historical	Adjustments		Pro forma
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$7,319	$19,407	(h)	$56,726
		30,000	(i)
Accounts receivable	30,325	84,667	(j)	114,992
Net receivables from affiliates	32,212	(84,667	)(j)	—
		52,455	(f)
Inventories	32,684	—		32,684
Other current assets	7,047	—		7,047

Total current assets	109,587	101,862		211,449

Property, plant, equipment and mine development, net	860,218	(1,196	)(k)	859,022

Notes receivable	123,272	—		123,272
Investments and other assets	62,052	(19,407	)(h)	19,741
		(22,904	)(l)

Total assets	$1,155,129	$58,355		$1,213,484

LIABILITIES AND INVESTED CAPITAL (DEFICIT)
Current liabilities
Trade accounts payable	$56,110	$—		$56,110
Accrued liabilities	165,423	(55,361	)(b)	110,062

Total current liabilities	221,533	(55,361)		166,172

Long-term debt	18,266	—		18,266
Notes payable to affiliates	62,000	(62,000	)(f)	—
Asset retirement obligations	133,402	(4,564	)(k)	128,838
Workers’ compensation obligations	212,596	—		212,596
Accumulated postretirement benefit obligations	1,131,034	(559,759	)(b)	571,275
Obligation to industry fund	33,261	—		33,261
Other noncurrent liabilities	34,076	—		34,076

Total liabilities	1,846,168	(681,684)		1,164,484

Minority interests	13,786	—		13,786

Invested capital (deficit)
Invested interest (deficit)	(411,275)	30,000	(i)	220,537
		3,368	(k)
		(22,904	)(l)
		506,893	(b)
		114,455	(f)
Accumulated other comprehensive loss	(293,550)	108,227	(b)	(185,323)

Total invested capital (deficit)	(704,825)	740,039		35,214

Total liabilities and invested capital (deficit)	$1,155,129	$58,355		$1,213,484

See notes for explanations of the pro forma adjusting entries.

Notes to Unaudited Pro Forma Combined Financial Statements

(a)	Reflects an increase to revenues (and related royalties and taxes) related to the repricing of a coal supply agreement to increase the price paid to Patriot thereunder to reflect anticipated long-term market pricing for similar quality coal.

(b)	Reflects an increase in Invested Capital for the impact of Peabody’s agreement to assume primary responsibility for certain of Patriot’s retiree healthcare liabilities in the aggregate amount of $615.1 million as of September 30, 2007. These liabilities include certain obligations under the Coal Industry Retiree Health Benefit Act of 1992 for which Peabody and Patriot are jointly and severally liable, obligations under the 2007 National Bituminous Coal Wage Agreement (NBCWA) for which Patriot is secondarily liable, and obligations for certain active, vested Patriot employees. If Peabody had agreed to pay these obligations as of January 1, 2006, Patriot’s operating costs and expenses would have been lower by $46.1 million, $46.7 million and $15.6 million for the year ended December 31, 2006 and the nine and three months periods ended September 30, 2007, respectively.

(c)	Reflects reversal of historical expense related to pension benefit obligations that will not be assumed by Patriot.

(d)	Reflects adjustment for estimated general and administrative costs for Patriot’s stand-alone management and administrative structure and functions. Prior to the spin-off, these services were provided by Peabody under various agreements between Peabody and its subsidiaries, and the historical amount was the result of an allocation of Peabody’s overall general and administrative costs. The allocation of these Peabody costs was not deemed reasonable for Patriot on a stand-alone basis and a pro forma amount was estimated based on a detailed build-up of expected support costs by function for the Patriot operations as a stand alone business. The costs allocated to Patriot by Peabody are higher than Patriot’s pro forma estimate because the Peabody allocation reflected the higher costs compared to Patriot’s stand-alone estimate for areas such as government relations, information systems development, office space, executive incentive compensation, and support departments such as accounting, law, engineering and human resources. In addition, the Peabody allocation included costs for major strategy and growth initiatives, most of which did not directly impact the Patriot operations.

(e)	Reflects higher costs for surety bonds and letters of credit based on anticipated rates for these instruments and on Patriot’s requirements to secure financial obligations for reclamation, workers’ compensation and post retirement benefits. The historical financial statements reflect an allocation of Peabody’s fees related to these guarantees.

(f)	Reflects net distribution of intercompany balances between Peabody and Patriot and the reversal of the interest expense related to the intercompany note payable to Peabody.

(g)	Reflects tax impact of pro forma adjustments based on the statutory rate adjusted for tax accounting as follows:

	Year Ended	Nine Months Ended	Three Months Ended
	December 31, 2006	September 30, 2007	September 30, 2007

Expected tax statutory	$34,739	$26,287	$8,545
State income tax	2,857	2,203	716
Percentage depletion	(11,784)	(10,867)	(3,533)
Valuation allowance	(966)	2,789	(2,371)

Pro forma tax impact	$24,846	$20,412	$3,357

For the three and nine months ended September 30, 2007, our effective tax rate on a pro forma basis reflects an excess of tax gains over book gains recorded in relation to two major coal reserve transactions, placing Patriot in an Alternative Minimum Tax (AMT) position, whereas on an historical basis with a pre-tax loss of $53.1 million, these excess tax gains were not large enough to position Patriot as an AMT taxpayer.

(h)	Reflects monetization by Peabody of a $19.0 million long-term receivable to Patriot for excise tax refund that is recorded in “Investments and other assets” in the historical financial statements. Peabody will assume the receivable.

(i)	Reflects the required cash contribution from Peabody of $30 million for working capital purposes pursuant to the Separation Agreement.

(j)	Reflects reclassification of trade accounts receivables that will be retained by Patriot but were reflected in “Receivables from affiliates” in the historical financial statements based on the intercompany nature of the sales transactions.

(k)	Reflects the required retention of certain equipment related to reclamation activity and assumption of certain asset retirement obligations by Peabody pursuant to Conveyance and Assumption Agreement.

(l)	Reflects the non-cash transfer to Peabody of an intangible asset related to a purchased contract right recorded on Patriot’s historical financial statements in Investments and Other Assets and historically sourced from Patriot mining operations. As part of the spin-off, Peabody will retain the coal supply contract with the ultimate customer and, as discussed in Note (a), Peabody will increase the price paid to Patriot to source the contract. If the intangible asset was transferred as of January 1, 2006, there would have been no amortization of the purchased contract right and Patriot’s pre-tax income would have been higher by $3.5 million, $1.5 million and $0.6 million for the year ended December 31, 2006 and the nine and three months ended September 30, 2007, respectively.
Outlook
     Events Impacting Near-Term Operations
          Our results of operations in the near-term could be negatively impacted by poor weather conditions, by unforeseen adverse geologic conditions or equipment problems at mining locations, by the unavailability of transportation for coal shipments, and by the inability of contract miners to fulfill delivery terms of their contracts.
          Geological conditions as they relate to coal mining refer to the physical nature of coal seam and surrounding strata and their effect on the mining process. Geological conditions that can have an adverse effect on underground mining include thinning coal seam thickness, rock partings within a coal seam, weak roof or floor rock, sandstone channel intrusions, groundwater and increased stresses within the surrounding rock mass due to over mining, under mining and overburden changes. The term “adverse geologic conditions” is used in general to refer to these and similar situations where the geologic setting can negatively affect the normal mining process. Adverse geological conditions would be markedly different from those that would be considered typical geological conditions for a given mine. Since over 90% of our production is sourced from underground operations, geological conditions will have a continuing impact on our operations. We plan to aggressively control costs and operating performance to mitigate the impact of adverse geologic conditions.

          Going forward, Patriot will obtain products and services, including credit facilities, insurance, materials and supplies, and capital assets, as a stand-alone public company. Patriot will no longer enjoy the benefits of acquiring these products and services as a subsidiary of Peabody. We do not expect changes in the overall costs of these products and services to have a material adverse impact on overall mining costs.
          Global coal markets continue to grow, driven by increased demand from the growing economies of China, India and Brazil. China’s economy grew 11.5% in the second quarter of 2007 compared to 2006 as published by the National Bureau of Statistics of China. Patriot does not sell coal into China, but Chinese demand is important in determining worldwide coal prices. We expect prices for our products predominantly sold in the U.S. to improve as worldwide demand for coal continues to grow. Spot prices for metallurgical coal and traded thermal coal prices for future delivery have increased since the beginning of the year. Domestically, the U.S. economy grew at an annual rate of 3.4% based on second quarter 2007 data as reported by the U.S. Commerce Department.
          Appalachian coal prices appear to be strengthening, as overall production in Appalachia in the first nine months of 2007 declined approximately 5% compared to the same period in 2006. A recent court ruling related to future valley fill permits in the region may also negatively impact production of surface-mined coal in the region. Further, as prices for emission allowances continue to fall, pricing generally strengthens for our medium-sulfur and high-sulfur coal. Metallurgical coal continues to sell at a significant premium to thermal coal and we expect to capitalize on the strong global market for metallurgical coal through production and sales of metallurgical coal from our operations.
          Longwalls at the Federal and Harris mines will move in the fourth quarter, a process that will negatively affect our results. At the Federal mine, development work for the new panel was not complete when mining in the prior panel ceased, creating a production delay of five weeks. Development is near completion and the company expects the longwall to commence mining by early December. The longwall move at the Harris mine during the fourth quarter will be its final move, as the company will convert this mine to a continuous miner operation in early March 2008.
          Our union labor is represented by the UMWA. Our Appalachian UMWA-represented workers operate under a five-year labor agreement expiring December 31, 2011. This contract mirrors the 2007 NBCWA and stipulates a $1.50 per hour increase to wages effective January 1, 2007 and a total wage increase of $4.00 per hour over the life of the agreement along with other increases in labor costs. Compliance with the new labor agreement is expected to add approximately $27.5 million to operating costs in 2007. The approximately 350 represented workers at our Illinois Basin Highland Mine operate under a recently signed contract that will expire on December 31, 2011. The contract, effective October 1, 2007, mirrors the wage increase component of the 2007 NBCWA. Compliance with the new labor agreement is expected to add $2.0 million to operating costs in 2008.
     Long-term Outlook
          Our outlook for the coal markets remains positive. We believe strong coal markets will continue worldwide as long as growth continues in the U.S., Asia and other undeveloped economies that are increasing demand for electricity generation and steelmaking. We estimate that new coal-fueled electricity generating capacity will increase more than 115 gigawatts, or about 10%, from projects under construction around the world over the next three years; and EIA projects new U.S. coal fueled generation to increase an additional 140 gigawatts, or about 45%, from 2006 to 2030, which by itself represents more than 500 million tons of additional coal demand.
          We are targeting 2007 sales volume of 22 to 24 million tons, including five to six million tons of metallurgical coal. Early in the fourth quarter of 2007, we were substantially sold out for 2007 and our total unpriced planned production for 2008 was three to five million tons and for 2009 was 12 to 14 million tons.
          In addition to market conditions, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves; find replacement buyers for coal under contracts with comparable terms to existing contracts; and the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation. We may also encounter adverse geological conditions, lower third-party contract miner performance or unforeseen equipment problems that limit our ability to produce at forecasted levels. If upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. We are experiencing increases in operating costs related to steel-related products (including roof control), replacement parts, belting products, contract mining and healthcare, and have taken measures to attempt to mitigate the increase in these costs. Management plans to aggressively control costs and operating performance to mitigate external cost pressures and geologic conditions. In addition, historically low long-term interest rates also have had a negative impact on expenses related to our actuarially determined, employee-related liabilities.
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, sales of non-core assets and financing transactions. Our primary uses of cash include our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations as well as planned acquisitions. Our ability to service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. We expect to fund all of our capital expenditure requirements with cash generated from operations or borrowed funds as necessary.
     Net cash used in operating activities was $39.8 million for the nine months ended September 30, 2007 compared to $14.2 million in the same period of 2006. The increase in use of cash primarily related to cash operating losses and working capital changes. On a pro forma basis, our 2007 cash flows from operating activities would have been approximately $64.9 million higher due to Peabody’s assumption of certain retiree healthcare liabilities and higher revenues related to Peabody’s agreement to increase the price paid to us under a major existing coal sales agreement to be more reflective of anticipated long-term market pricing for similar quality coal.
     Net cash provided by investing activities was $35.6 million for the nine months ended September 30, 2007 compared to net cash used in investing activities of $7.4 million in the same period of 2006. Lower capital expenditures of $21.9 million and lower acquisition-related expenditures of $30.9 million in 2007 accounted for the current year improvement over 2006. We acquired an additional 24.9% ownership in KE Ventures, LLC for $44.5 million in 2006 and an additional 7.6% ownership for $13.6 million in 2007.
     Net cash provided by financing activities was $11.1 million for the nine months ended September 30, 2007, compared to $21.8 million in the same period of 2006. In 2007, Peabody contributed $13.6 million for the acquisition of an additional interest in KE Ventures, LLC. In 2006, Peabody contributed $44.5 million for the acquisition of the additional interest in KE Ventures, LLC and we repaid KE Ventures, LLC’s outstanding bank debt of $21.8 million. In 2006, KE Ventures repaid $21.8 million of its bank debt.
     On November 1, 2007, the minority holder of KE Ventures, LLC exercised its option to require Fort Energy, LLC, our wholly-owned subsidiary, to acquire the remaining 18.5% interest in KE Venture, LLC at a purchase price of $33.0 million. The transaction is expected to settle in the fourth quarter of 2007 and will bring Patriot’s interest in KE Ventures to 100%. In relation to this transaction, all outstanding debt owned by KE Ventures, LLC to its members, totaling $6.8 million, is payable upon close of this transaction.
     Credit Facility
          On October 31, 2007, in connection with the spin-off of Patriot, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility. This facility is available for working capital requirements, capital expenditures and other corporate purposes. Effective with the spin-off, our credit facility was utilized to replace certain Peabody letters of credit and surety bonds that were in place at September 30, 2007 with respect to Patriot obligations. This initial usage was approximately $255 million.
     The obligations under our credit facility are secured by a first lien on substantially all of our assets, including but not limited to certain of our mines and coal reserves and related fixtures and accounts receivable. The credit facility contains certain customary covenants, including financial covenants limiting our total indebtedness (maximum leverage ratio of 2.75x) and requiring minimum EBITDA coverage of interest expense (minimum interest coverage ratio of 4.0x), as well as contain certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants, beginning with the period ended March 31, 2008. The rolling four quarters compliance calculation contains a phase-in provision for 2008. The terms of the credit facility also contain certain customary events of default, which give the lender the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.
Newly Adopted Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN No. 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance or derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     We adopted the provisions of FIN No. 48 on January 1, 2007, with no impact to invested capital. At adoption and at September 30, 2007, the unrecognized tax benefits in our condensed combined financial statements were immaterial. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of September 30, 2007.
     We were included in Peabody federal and state income tax returns for all tax years ended on or before December 31, 2006 and will be included in Peabody’s 2007 returns through the date of the spin-off. Peabody’s federal income tax returns for the tax years ended 1999 and beyond remain subject to examination by the Internal Revenue Service. Peabody’s state income tax returns for the tax years ended 1991 and beyond remain subject to examination by various state taxing authorities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long-term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our long-term coal contract portfolio through the use of long-term coal supply agreements with terms of one year or more. Early in the fourth quarter of 2007, we were substantially sold out for 2007 and our total unpriced planned production for 2008 was three to five million tons and for 2009 was 12 to 14 million tons.
     In connection with the spin-off, we entered into long-term coal contracts with marketing affiliates of Peabody, as described in more detail under “Our Relationship with Peabody after the Spin-Off — Ongoing Coal Supply Arrangements” of our information statement filed on Form 8-K on October 24, 2007. The arrangements, except as described therein or below under “Credit Risk”, will have substantially similar terms and conditions as the pre-existing contractual obligations of Peabody’s marketing affiliate. After the spin-off, these arrangements may be amended or terminated only with the mutual agreement of Peabody and Patriot.
Credit Risk
     A major portion of our revenues are generated through sales to a marketing affiliate of Peabody, and subsequent to the spin-off we will continue to supply coal to Peabody on a contract basis, so Peabody can meet its commitments under pre-existing customer agreements sourced from our operations. One of these arrangements with Peabody provides for the adjustment of a major existing coal sales agreement sourced from Patriot’s operations to increase the price paid to us thereunder to be more reflective of anticipated long-term market pricing for similar quality coal. The term of the arrangement between Patriot and Peabody will expire on December 12, 2012, which term could be subject to extension in certain circumstances. Our remaining sales will be made directly to electric utilities, industrial companies and steelmakers. Therefore, our concentration of credit risk is primarily with Peabody, as well as electric utilities and steelmakers. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, we will protect our position by requiring the counterparty to provide appropriate credit enhancement. When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay. Additionally, as of September 30, 2007, we had $129.4 million in notes receivable outstanding from counterparties not affiliated with us or Peabody arising out of the sale of coal reserves and surface lands discussed above. Of this amount, 95% is from a single counterparty. Each of the notes contain a cross-collateralization provision secured primarily by the underlying coal reserves and surface land.

Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2007 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.
     As a result of the spin-off, Patriot now has additional external reporting requirements and accordingly, has made certain changes in management personnel and oversight responsibilities. There have not been any other significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 9 to the unaudited condensed combined financial statements included in Part I. Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 6. Exhibits.
     See Exhibit Index on page 30 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION
Date: November 26, 2007	By:	/s/ MARK N. SCHROEDER
Mark N. Schroeder
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

2.1	Separation Agreement, Plan of Reorganization and Distribution, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

4.1	Rights Agreement, dated October 22, 2007, between Patriot Coal Corporation and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.1	Transition Services Agreement, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.2	Tax Separation Agreement, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.3	Employee Matters Agreement, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.4	Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES II, LLC (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.5	Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES LLC (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.6	Master Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES LLC (Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.7	Master Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES II LLC (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.8	Master Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALTRADE INTERNATIONAL, LLC (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.9	Coal Act Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.10	NBCWA Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC, Peabody Coal Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.11	Salaried Employee Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC, Peabody Coal Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

Exhibit No.	Description of Exhibit

10.12	Administrative Services Agreement, dated October 22, 2007, between Patriot Coal Corporation and Peabody Holding Company, LLC (Incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.13	Master Equipment Sublease Agreement, dated October 22, 2007, between Patriot Leasing Company LLC and PEC Equipment Company, LLC (Incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.14	Software License Agreement, dated October 22, 2007, between Patriot Coal Corporation and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.15	Throughput and Storage Agreement, dated October 22, 2007, among Peabody Terminals, LLC, James River Terminals, LLC and Patriot Coal Sales LLC (Incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.16	Conveyance and Assumption Agreement, dated October 22, 2007, among PEC Equipment Company, LLC, Central States Coal Reserves of Indiana, LLC, Central States Coal Reserves of Illinois, LLC, Cyprus Creek Land Company and Peabody Coal Company, LLC (Incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.17	Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.18	Patriot Coal Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.18 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.19	Patriot Coal Corporation Management Annual Incentive Compensation Plan (Incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.20	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Richard M. Whiting (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.21	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.22	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and J. Joe Adorjan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.23	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and B. R. Brown (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.24	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and John E. Lushefski (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.25	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Michael M. Scharf (Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.26	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Robert O. Viets (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

Exhibit No.	Description of Exhibit

10.27	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Mark N. Schroeder (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.28	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Richard M. Whiting (Incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.29	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Mark N. Schroeder (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.30	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Jiri Nemec (Incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.31	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Charles A. Ebetino, Jr. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.32	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Joseph W. Bean (Incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.33	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.34	Form of Non-Qualified Stock Option Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 29, 2007).

10.35	Form of Restricted Stock Unit Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 29, 2007).

10.36	Form of Restricted Stock Award Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 29, 2007).

10.37	Form of Deferred Stock Unit Award Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on October 29, 2007).

10.38	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on November 6, 2007).

10.39	Patriot Coal Corporation 401(k) Retirement Plan (Incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on November 6, 2007).

10.40	Patriot Coal Corporation Supplemental 401(K) Retirement Plan (Incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K filed on November 6, 2007).

31.1*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Financial Officer.

*	Filed herewith.