Form 10-K
period 2007-12-31
Patriot Coal CORP
filed 2008-03-14
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33466

PATRIOT COAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-5622045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12312 Olive Boulevard, Suite 400 St. Louis, Missouri	63141 (Zip Code)
(Address of principal executive offices)

(314) 275-3600
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates (shareholders who are not directors or executive officers) of the Registrant, calculated using the closing price on October 31, 2007: Common Stock, par value $0.01 per share, $993.7 million.

Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 29, 2008: Common Stock, par value $0.01 per share, 26,759,285 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s Annual Meeting of Stockholders to be held on May 12, 2008 (the “Company’s 2008 Proxy Statement”) are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report and other materials filed or to be filed by Patriot Coal Corporation include statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.

Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual risks may differ materially from those discussed in the statements. Among the factors that could cause actual results to differ materially are:

•	difficulty in implementing our business strategy;

•	geologic, equipment and operational risks associated with mining;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	customer performance and credit risks;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	our ability to replace proven and probable coal reserves;

•	labor availability and relations;

•	our ability to respond to changing customer preferences;

•	availability and costs of credit, surety bonds and letters of credit;

•	our dependence on Peabody Energy for a substantial portion of our revenues;

•	price volatility and demand, particularly in higher margin products;

•	reductions of purchases by major customers;

•	failure to comply with debt covenants;

•	the effects of mergers, acquisitions and divestitures;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

•	environmental laws and regulations including those affecting our operations and those affecting our customers’ coal usage;

•	developments in greenhouse gas emission regulation and treatment, including any development of commercially successful carbon capture and storage techniques;

•	coal mining laws and regulations;

•	the outcome of pending or future litigation;

•	coal and power market conditions;

•	weather patterns affecting energy demand;

•	competition in our industry;

•	changes in postretirement benefit obligations;

•	changes to contribution requirements to multi-employer benefit funds;

•	availability and costs of competing energy resources;

•	worldwide economic and political conditions;

•	interest rate fluctuation;

•	inflationary trends, including those impacting materials used in our business;

•	economic strength and political stability of countries in which we serve customers;

•	downturns in consumer and company spending;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings, set forth in Item 3 of this report.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in Item 1A. Risk Factors of this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. We do not undertake any obligation to update the forward-looking statements, except as required by federal securities laws.

PART I

Unless the context indicates otherwise, all references in this report to Patriot, the Company, us, we, or our include Patriot Coal Corporation and its subsidiaries (Patriot). Effective October 31, 2007, Patriot was spun-off from Peabody Energy Corporation (Peabody) and became a separate, publicly-traded company. This transaction is referred to in this Form 10-K as the “distribution” or the “spin-off.” Prior to the spin-off, Patriot Coal Corporation and its subsidiaries were wholly-owned subsidiaries of Peabody and our operations were a part of Peabody’s operations.

Item 1.	Business.

Overview

We are a leading producer of coal in the eastern United States, with operations and coal reserves in Appalachia and the Illinois Basin. We are also a leading U.S. producer of metallurgical quality coal. We and our predecessor companies have operated in these regions for more than 50 years. Our operations consist of ten company-operated mines and numerous contractor-operated mines serviced by eight coal preparation facilities, with one in northern West Virginia, four in southern West Virginia and three in western Kentucky. We ship coal to electric utilities, industrial users and metallurgical coal customers via third-party loading facilities and multiple rail and river transportation routes.

In 2007, we sold 22.1 million tons of coal, of which 77% was sold to domestic electric utilities and 23% was sold to domestic and global steel producers. We control approximately 1.3 billion tons of proven and probable coal reserves. Our proven and probable coal reserves include premium coking coal and medium and high-Btu steam coal, with low, medium and high sulfur content. We believe we are well-positioned to meet customers’ increasing demand for various products, given the diverse coal qualities available in our proven and probable coal reserves.

Prior to the spin-off, we were subsidiaries of Peabody. Peabody was founded in 1883 as a retail coal supplier, entering the mining business in 1888 with the opening of its first coal mine in Illinois. Many of our subsidiaries were acquired during the 1980s and 1990s, when Peabody grew through expansion and acquisition, completing the acquisitions of the West Virginia coal properties of ARMCO Steel and Eastern Associated Coal Corp., which included seven operating mines and substantial low-sulfur coal reserves in West Virginia.

On October 31, 2007, Patriot was spun-off from Peabody, including coal assets and operations in Appalachia and the Illinois Basin. The spin-off was accomplished through a dividend of all outstanding shares of Patriot, and we are now an independent, public company traded on the New York Stock Exchange (symbol PCX). Distribution of the Patriot stock to Peabody’s stockholders occurred on October 31, 2007, at a ratio of one share of Patriot stock for every 10 shares of Peabody stock.

Mining Operations

Our mining operations and coal reserves are as follows:

•	Appalachia. In southern West Virginia, we have five company-operated mines and numerous contractor-operated mines, serviced by four coal preparation plants. These operations and related infrastructure are located in Boone and Kanawha counties. In northern West Virginia, we have one company-operated mine, serviced by a preparation plant and related infrastructure. These operations are located in Monongalia County. We sold 14.4 million tons of coal in the year ended December 31, 2007. As of December 31, 2007, we controlled 586 million tons of proven and probable coal reserves in Appalachia, of which 283 million tons were assigned to current operations.

•	Illinois Basin. In the Illinois Basin, we have four company-operated mines, serviced by three preparation plants. These operations and related infrastructure are located in Union and Henderson counties in western Kentucky. We sold 7.7 million tons of coal in the year ended December 31, 2007. As of December 31, 2007, we controlled 676 million tons of proven and probable coal reserves in the Illinois Basin, of which 131 million tons were assigned to current operations.

The following table provides the location and summary information of our active operations as of December 31, 2007.

							Prep Plant Statistics
			Mining		2007 Tons		Plant	Coal
Location	Operation	Mine(s)	Method(1)	Met/Steam	Sold(2)	Employees	Capacity(3)	Recovery(4)
				(Tons in thousands)

Appalachia	Big Mountain	Big Mountain No. 16, Contract	CM	Steam	1,650	223	900	47%
	Rocklick	Harris No. 1, Contract	LW, CM	Met/Steam	3,298	435	2,000	30% met
								65% steam
	Wells	Rivers Edge, Contract	CM	Met	3,109	145	1,350	50%
	Kanawha Eagle	Eagle, Coalburg	CM	Met/Steam	2,109	N/A	700	45%
	Federal	Federal No. 2	LW, CM	Steam	4,100	466	1,300	79%
	Purchased coal	N/A	N/A	N/A	165	N/A

				Subtotal	14,431	1,269
Illinois Basin	Highland	Highland No. 9	CM	Steam	4,071	432	2,000	60%
	Bluegrass	Patriot, Freedom	TS, CM	Steam	2,554	258	400	79%
	Dodge Hill	Dodge Hill	CM	Steam	1,072	154	300	48%
	Big Run(5)	Big Run	CM	Steam	15	N/A	N/A	N/A

				Subtotal	7,712	844
	Other	N/A	N/A	N/A	N/A	181	N/A	N/A

				Total	22,143	2,294

(1)	LW = Longwall, CM = Continuous Miner, TS = Truck-and-Shovel.

(2)	Tons sold for each plant were the same as actual annual plant production in 2007, subject to stockpile variations.

(3)	Tons per hour; plant capacity is raw, or run of mine, feed rate into the plant.

(4)	Coal recovery is the saleable product coming out of the plant divided by the raw product coming into the plant.

(5)	Big Run was sold in the first half of 2007.

Appalachia

Big Mountain

The Big Mountain preparation plant is located in southern West Virginia and is sourced by one company-operated mine, Big Mountain No. 16, and multiple contractor-operated mines. Coal is produced utilizing continuous mining methods. The coal is sold on the steam market and is transported via the CSX railroad. All hourly employees at the company-owned and operated facilities are represented by the United Mine Workers of America (UMWA). Coal is produced from the Coalburg seam, with average thickness of eight feet.

Rocklick

The Rocklick preparation plant is located in southern West Virginia and is sourced by one company-operated mine, Harris No. 1, and multiple contractor-operated mines. Coal at Harris is produced utilizing longwall and continuous mining methods, while our contractor-operated mines utilize continuous mining methods. All Harris coal is sold on the metallurgical market and most of the contractor processed coal is sold on the steam market. Rocklick has the capability to transport coal on both the CSX and the Norfolk Southern railroads. All hourly employees at the company-owned and operated facilities are represented by the UMWA. Metallurgical coal is produced from the Eagle seam, with average thickness of three feet if only the lower split is mined, or 5 feet if both seam splits are mined. Steam coal is produced from the Winifrede seam, with average thickness of four feet, or surface mined from the Kittanning, Stockton, Clarion and Coalburg seams, with an 18-to-1 average overburden to coal ratio. In 2006, Harris transitioned to the James Creek reserves, allowing it to access additional metallurgical coal. We are developing the new Black Oak mine as we near the end of the James Creek reserves.

Wells

The Wells preparation plant is located in southern West Virginia and is sourced by one company-operated mine, Rivers Edge, and multiple contractor-operated mines. Coal is produced utilizing continuous mining methods. All coal is currently sold on the metallurgical market and is transported by the CSX railroad. Steam coal can also be produced and processed at this operation. All hourly employees at the company-owned and operated facilities are represented by the UMWA. Rivers Edge mine produces coal from the Powellton seam, with average thickness of three feet. Coal is produced from the newly developed Black Stallion contract mine in the Eagle seam, with average thickness of five feet. Contract mines produce coal from the No. 2 Gas and Dorothy seams, both with average thickness of four feet.

Kanawha Eagle

The Kanawha Eagle operation is located in southern West Virginia. The Kanawha Eagle preparation plant is sourced by two company-owned mines utilizing continuous mining methods. Processed coal is sold on both metallurgical and steam markets and is transported via the CSX railroad and via barge on the Kanawha River. Coal is produced from the Coalburg seam, with average thickness of six feet, and the Eagle seam, with average thickness of four feet. The labor force is contracted through a third party and is not represented by a union.

Federal

The Federal preparation plant is located in northern West Virginia and is sourced by one company-operated mine, Federal No. 2, utilizing longwall and continuous mining methods. All coal is sold on the high-Btu steam market and is transported via the CSX and Norfolk Southern railroads. All hourly employees are represented by the UMWA. Coal is produced from the Pittsburgh seam, with average thickness of seven feet.

Illinois Basin

Highland

The Highland preparation plant is located in western Kentucky and is sourced by one company-operated mine, Highland No. 9, utilizing continuous mining methods. All coal is sold on the steam market and is transported via barge on the Ohio River. All hourly employees are represented by the UMWA. Coal is produced from the Kentucky No. 9 seam, with average thickness of five feet.

Bluegrass

The Bluegrass preparation plant is located in western Kentucky and is sourced by two company-operated mines, Freedom and Patriot. Coal at Freedom is produced utilizing underground continuous mining methods, while coal at Patriot is produced utilizing the truck-and-shovel surface mining method. All coal is sold on the steam market and is transported via truck and barge on the Green River. None of the employees are represented by a union.

Coal is produced from the Kentucky No. 9 seam, with average thickness of four feet when mined using the underground mining method, with a 15-to-1 overburden to coal ratio when mined by the surface mining method.

Dodge Hill

The Dodge Hill preparation plant is located in western Kentucky and is sourced by one company-operated mine, utilizing continuous mining methods. All coal is sold on the steam market and transported via barge on the Ohio River. None of the employees are represented by a union. Coal is produced from the Kentucky No. 6 seam, with average thickness of four feet.

Customers and Backlog

Prior to the spin-off, coal produced by our operations was primarily sold to various Peabody subsidiaries pursuant to intercompany agreements. These Peabody subsidiaries then marketed and sold the coal to utilities and other customers pursuant to their own coal supply agreements.

Since the spin-off, our own sales and marketing team enters into coal supply agreements with current and future customers. We continue to supply coal to Peabody’s subsidiaries under contracts that existed at the date of the spin-off and certain of these contracts have terms into 2012.

As of February 29, 2008, we had a sales backlog of 59.4 million tons of coal, including backlog subject to price reopener and/or extension provisions, and our coal supply agreements have remaining terms up to 5 years and an average volume-weighted remaining term of approximately 2.2 years.

		Commitments as of February 29, 2008
				2011 and
Fiscal Year:	2008	2009	2010	Later	Total

Tons (millions):	23.5	16.7	9.0	10.2	59.4

These commitments represent approximately 94%, 67% and 36% of our estimated production for 2008, 2009 and 2010, respectively.

In 2007, approximately 83% of our coal sales were under long-term (one year or greater) contracts. Also in 2007, our coal was sold to over 70 electricity generating and industrial plants in eight countries, including the United States. Our primary customer base is in the United States.

We expect to continue selling a significant portion of our coal under supply agreements with terms of one year or longer. Our approach is to selectively renew, or enter into new, coal supply contracts when we can do so at prices we believe are favorable. Through the pre-existing customer relationships held by various Peabody subsidiaries, as of December 31, 2007, approximately 66% and 36% of our projected 2008 and 2009 total production, respectively, was committed under contracts, and we had approximately 40% and 10% of our projected metallurgical coal production in 2008 and 2009, respectively, committed under contracts with Peabody.

Typically, customers enter into coal supply agreements to secure reliable sources of coal at predictable prices, while we seek stable sources of revenue to support the investments required to open, expand and maintain or improve productivity at the mines needed to supply these contracts. The terms of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure, and termination and assignment provisions.

Each contract sets a base price. Some contracts provide for a predetermined adjustment to base price at times specified in the agreement. Base prices may also be adjusted quarterly, annually or at other periodic intervals for changes in production costs and/or changes due to inflation or deflation. Changes in production costs may be measured by defined formulas that may include actual cost experience at the mine as part of the formula. The inflation/deflation adjustments are measured by public indices, the most common of which is the implicit price deflator for the gross domestic product as published by the U.S. Department of Commerce. In most cases, the components of the base price represented by taxes, fees and royalties which are based on a percentage of the selling price are also adjusted for any changes in the base price and passed through to the customer.

Most contracts contain provisions to adjust the base price due to new statutes, ordinances or regulations that impact our cost of performance of the agreement. Additionally, some contracts contain provisions that allow for the recovery of costs impacted by modifications or changes in the interpretation or application of existing statutes or regulations. Some agreements provide that if the parties fail to agree on a price adjustment caused by cost increases due to changes in applicable laws and regulations, either party may terminate the agreement.

Price reopener provisions are present in some of our multi-year coal contracts. These provisions may allow either party to commence a renegotiation of the contract price at various intervals. In a limited number of agreements, if the parties do not agree on a new price, the purchaser or seller has an option to terminate the contract. Under some contracts, we have the right to match lower prices offered to our customers by other suppliers.

Quality and volumes for the coal are stipulated in coal supply agreements, and in some limited instances buyers have the option to vary annual or monthly volumes if necessary. Variations to the quality and volumes of coal may lead to adjustments in the contract price. Most coal supply agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics such as heat content (Btu), sulfur and ash content, grindability and ash fusion temperature. Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or termination of the contracts. Coal supply agreements typically stipulate procedures for quality control, sampling and weighing.

Contract provisions in some cases set out mechanisms for temporary reductions or delays in coal volumes in the event of a force majeure, including events such as strikes, adverse mining conditions or serious transportation problems that affect the seller or unanticipated plant outages that may affect the buyer. More recent contracts stipulate that this tonnage can be made up by mutual agreement. Buyers often negotiate similar clauses covering changes in environmental laws. We often negotiate the right to supply coal that complies with a new environmental requirement to avoid contract termination. Coal supply agreements typically contain termination clauses if either party fails to comply with the terms and conditions of the contract, although most termination provisions provide the opportunity to cure defaults.

In some of our contracts, we have a right of substitution, allowing us to provide coal from different mines, including third-party production, as long as the replacement coal meets the contracted quality specifications and will be sold at the same delivered cost.

Sales and Marketing

We sell coal produced by our operations and third-party producers. Our sales and marketing group includes personnel dedicated to performing sales functions, market research, contract administration, credit/risk management activities and transportation and distribution functions.

Transportation

Coal consumed domestically is typically sold at the mine, and transportation costs are borne by the purchaser. Export coal is usually sold at the loading port, with purchasers paying ocean freight. Producers usually pay shipping costs from the mine to the port, including any vessel demurrage costs associated with delayed loadings.

In 2007, Patriot shipped approximately 61% of its 22.1 million tons sold by rail, 35% by barge and 4% by truck. Our transportation staff manages the loading of coal via these transportation modes.

Suppliers

The main types of goods we purchase are mining equipment and replacement parts, steel-related (including roof control) products, belting products and lubricants. Although we have many long, well-established relationships with our key suppliers, we do not believe that we are dependent on any of our individual suppliers other than for purchases of certain underground mining equipment. The supplier base providing mining materials has been relatively consistent in recent years, although there has been some consolidation. Purchases of certain underground mining equipment are concentrated with one principle supplier; however, supplier competition continues to develop.

Technical Innovation

We continue to place great emphasis on the application of technical innovation to improve new and existing equipment performance, which leads to enhanced productivity, safety improvements and cost control measures. This research and development effort is typically undertaken and funded by equipment manufacturers using our input and expertise. Our engineering, maintenance and purchasing personnel work together with manufacturers to design and produce equipment that we believe will add value to our operations.

We have successfully implemented this strategy in the past through a number of key initiatives. For example, we were the first company to introduce underground diesel equipment in West Virginia. We also were instrumental in developing state-of-the-art continuous coal haulage equipment, now in use at one of our western Kentucky mines. We operate two longwall systems which efficiently mine certain of our larger, contiguous reserves. In addition, we operate coal preparation plants capable of producing a wide range of products to meet specific customer demands.

World-class maintenance standards based on condition-based maintenance practices are being implemented at all operations. Using these techniques allows us to increase equipment utilization and reduce capital spending by extending the equipment life, while minimizing the risk of premature failures. Benefits from sophisticated lubrication analysis and quality-control include lower lubrication consumption, optimum equipment performance and extended component life.

We use advanced coal quality analyzers to allow continuous analysis of certain coal quality parameters, such as sulfur content. Their use helps ensure consistent product quality and helps customers meet stringent air emission requirements.

Competition

The United States coal industry is highly competitive, both within each region and on a national basis. Coal production in Appalachia and the Illinois Basin totaled 472 million tons in 2007, with the largest five producers (Consol Energy, Massey Energy, Peabody (excluding our operations), Alpha Natural Resources and Alliance Resource Partners) accounting for 40% of production. In addition, coal from the western United States and imported coal is used by utility customers in the eastern United States.

A number of factors beyond our control affect the markets in which we sell our coal. Continued demand for our coal and the prices obtained by us depend primarily on the coal consumption patterns of the electricity and steel industries in the United States and elsewhere around the world; the availability, location, cost of transportation and price of competing coal; and other electricity generation and fuel supply sources such as natural gas, oil, nuclear and hydroelectric. Coal consumption patterns are affected primarily by the demand for electricity, environmental and other governmental regulations, and technological developments. The most important factors on which we compete are delivered price (i.e., including transportation costs, which are paid by our utility customers), coal quality characteristics and reliability of supply.

Employees & Labor Relations

Relations with our employees and, where applicable, organized labor, are important to our success. As of December 31, 2007, we had approximately 2,300 employees. Approximately 61% of our employees at our company operations were represented by the UMWA, and these operations generated approximately 49% of our 2007 sales volume. Most of our represented employees are employed under a five-year labor agreement expiring December 31, 2011. This contract mirrors the 2007 NBCWA. The approximately 350 represented workers at our Highland Mine operate under a contract that will also expire on December 31, 2011. The contract, which was effective October 1, 2007, mirrors the wage increase component of the 2007 NBCWA.

We operate a training center in Appalachia. Due to increasing coal demand, the labor market for skilled miners and other operations and management personnel is tight. Our training center educates our workforce, particularly our most recent hires, in our rigorous safety standards, the latest in mining techniques and equipment, and serves as a center for dissemination of mining best practices across all of our operations. Our training efforts are designed with the intent of developing and retaining a world-class workforce.

Certain Liabilities

We have significant long-term liabilities for reclamation (also called asset retirement obligations), work-related injuries and illnesses, pensions and retiree healthcare. In addition, labor contracts with the UMWA and voluntary arrangements with non-union employees include long-term benefits, notably healthcare coverage for retired employees and future retirees and their dependents.

Asset Retirement Obligations

Asset retirement obligations primarily represent the present value of future anticipated costs to restore surface lands to levels equal to or greater than pre-mining conditions, as required by the Surface Mining Control and Reclamation Act of 1977 (SMCRA). Expense (which includes liability accretion and asset amortization) for the years ended December 31, 2007, 2006 and 2005 was $20.1 million, $24.3 million, and $15.6 million, respectively. As of December 31, 2007, our asset retirement obligations of $134.4 million included $102.7 million related to locations with active mining operations and $31.7 million related to locations that are closed or inactive.

Workers’ Compensation

These liabilities represent the estimates for compensable, work-related injuries (traumatic claims) and occupational disease, primarily black lung disease (pneumoconiosis) based primarily on actuarial valuations. The Federal Black Lung Benefits Act requires employers to pay black lung awards to former employees who filed claims after June 1973. These liabilities were $216.5 million as of December 31, 2007, $23.8 million of which was a current liability. Expense for the years ended December 31, 2007, 2006 and 2005 was $28.0 million, $32.4 million and $46.8 million, respectively.

Retiree Healthcare

Consistent with Statement of Financial Accounting Standard (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), we record a liability representing the estimated cost of providing retiree healthcare benefits to current retirees and active employees who will retire in the future. Provisions for active employees represent the amount recognized to date, based on their service to date; additional amounts are accrued periodically so that the total estimated liability is accrued when the employee retires.

Our retiree healthcare liabilities were $554.7 million as of December 31, 2007, of which $27.4 million was a current liability. Expense for the years ended December 31, 2007, 2006 and 2005 was $99.9 million, $87.3 million and $83.4 million, respectively.

In connection with the spin-off, a subsidiary of Peabody assumed certain of our pre-spin-off obligations associated with the Coal Act, 2007 NBCWA and certain salaried employee retiree healthcare benefits, assuming a liability totaling $603.4 million at December 31, 2007. We will continue to administer these benefits and certain Patriot subsidiaries will remain jointly and severally liable for the Coal Act obligations, and remain secondarily liable for the 2007 NBCWA obligations and the salaried employee obligations.

The Coal Act provides for the funding of health benefits for certain UMWA retirees. The Coal Act established the Combined Fund into which “signatory operators” and “related persons” are obligated to pay annual premiums for beneficiaries. This multi-employer fund provides healthcare benefits to a closed group of our retired former employees who last worked prior to 1976, as well as orphaned beneficiaries of bankrupt companies who were receiving benefits as orphans prior to the 1992 law. No new retirees will be added to this group. The liability is subject to increases or decreases in per capita healthcare costs, offset by the mortality curve in this aging population of beneficiaries. The Coal Act also created a second benefit fund, the 1992 Benefit Plan, for miners who retired between July 21, 1992, and September 30, 1994, and whose former employers are no longer in business. Beneficiaries continue to be added to this fund as employers default in providing their former employees with retiree medical benefits, but the overall exposure for new beneficiaries into this fund is limited to retirees covered under their employer’s plan who retired prior to October 1, 1994. A third fund, the 1993 Benefit Plan, was established through collective bargaining and provides benefits to qualifying former employees (who retired after September 30, 1994) of certain signatory companies who have gone out of business and have defaulted in providing their former employees with retiree medical benefits. Beneficiaries continue to be added to this fund as employers go out of business. The collective bargaining agreement with the UMWA, which specifies the payments to be made to the 1993 Benefit Plan, expires on December 31, 2011.

On December 20, 2006, President Bush signed the Surface Mining Control and Reclamation Act Amendments of 2006 (2006 Act). Prior to the enactment of this new law, federal statutes required certain of our subsidiaries to make contributions to the United Mine Workers of America Combined Fund (Combined Fund) and the 1992 Benefit Plan for costs of “orphans” who are retirees and their dependents of bankrupt companies that defaulted in providing their healthcare benefits. Under the 2006 Act, these orphan benefits will be the responsibility of the federal government on a phased-in basis. The legislation authorizes $490 million per year in general fund revenues to pay for these and other benefits under the bill. In addition, future interest from the federal Abandoned Mine Land (AML) trust fund and previous unused interest from the AML trust fund will be available to offset orphan retiree healthcare costs. Under current projections from the health funds, these available resources are sufficient to cover all anticipated costs of orphan retirees. These amounts are also in addition to any amounts that may be appropriated by Congress at its discretion. The legislation also reduces AML fees currently paid by us on coal production. Beginning in October 2007, those fees will be reduced by ten percent from current levels for five years, and then 20% from current levels for ten years, at which point the authority to collect fees will expire.

The 2006 Act specifically amended the federal laws establishing the Combined Fund, the 1992 Benefit Plan and the 1993 Benefit Plan. The 2006 Act provides new and additional funding to all three programs, subject to the limitations described below. The 2006 Act guarantees full funding of all beneficiaries in the Combined Fund by supplementing the annual transfers of interest earned on the AML trust fund. The 2006 Act further provides funding for the annual orphan health costs under the 1992 Benefit Plan on a phased-in basis: 25%, 50% and 75% in the years 2008, 2009 and 2010, respectively. Thereafter, federal funding will pay for 100% of the orphan health costs. The coal producers that signed the 1988 labor agreement, including some of our subsidiaries, remain responsible for the costs of the 1992 Benefit Plan in 2007. The 2006 Act also included the 1993 Benefit Plan as one of the statutory funds and authorizes the trustees of the 1993 Benefit Plan to determine the contribution rates through 2010 for pre-2007 beneficiaries. During calendar years 2008 through 2010, federal funding will pay a portion of the 1993 Benefit Plan’s annual health costs on a phased-in basis: 25%, 50% and 75% in the years 2008, 2009 and 2010, respectively. The 1993 Benefit Plan trustees have set a $1.77 per hour statutory contribution rate for 2008. Under the 2006 Act, these new and additional federal expenditures to the Combined Fund, 1992 Benefit Plan, 1993 Benefit Plan and certain Abandoned Mine Land payments to the states and Indian tribes are collectively limited by an aggregate annual cap of $490 million as described above. To the extent that (i) the annual funding of the programs exceeds this amount (plus the amount of interest from the AML trust fund paid with respect to the Combined Benefit Fund), and (ii) Congress does not allocate additional funds to cover the shortfall, contributing employers and affiliates, including some of our subsidiaries, would be responsible for the additional costs. Those of our subsidiaries that have agreed to the 2007 NBCWA will pay $0.50 per hour worked to the 1993 Benefit Plan to provide benefits for post 2006 beneficiaries. To the extent the $0.50 per hour payment exceeds the amount needed for this purpose, the difference will be credited against the $1.77 per hour statutory payment.

Obligations to the Combined Fund were $36.3 million as of December 31, 2007, $5.2 million of which was a current liability. Expenses for the years ended December 31, 2007, 2006 and 2005 were $2.9 million, $2.5 million and $0.9 million, respectively. Cash payments to the Combined Fund were $5.5 million, $8.3 million and $4.0 million for 2007, 2006 and 2005, respectively. The 1992 Benefit Fund and the 1993 Benefit Fund are expensed as payments are made and no liability was recorded other than amounts due and unpaid. Expense related to these funds was $15.9 million, $6.9 million and $4.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Regulatory Matters

Federal and state authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, plants and wildlife, the reclamation and restoration of mining properties after mining has been completed, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. In addition, the industry is affected by significant legislation mandating certain benefits for current and retired coal miners. We have in the past, and will in the future, be required to incur significant costs to comply with these laws and regulations.

Future legislation and regulations are expected to become increasingly restrictive, and there may be more rigorous enforcement of existing and future laws and regulations. Depending on the development of future laws and regulations, we may experience substantial increases in equipment and operating costs and may experience delays, interruptions or termination of operations.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines or penalties, the acceleration of cleanup and site restoration costs, the issuance of injunctions to limit or cease operations and the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations.

Mine Safety and Health

Our goal is to achieve excellent safety and health performance. We measure our progress in this area primarily through the use of accident frequency rates. We believe that it is our responsibility to our employees to provide a superior safety and health environment. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; involving employees in the establishment of safety standards; and recording, reporting and investigating all accidents, incidents and losses to avoid reoccurrence. We utilize best practices in emergency preparedness, which includes maintaining multiple mine rescue teams. A portion of the annual performance incentives for our mining personnel is tied to their safety record.

Our approach to safety has resulted in a steady decline in incidence numbers and their severity rates, with 2007 being the safest year in the history of these operations. We received two Mountaineer Guardian Awards for safety in 2007. Our training center educates our employees in safety best practices and reinforces our company-wide belief that productivity and profitability follow when safety is a cornerstone of all of our operations.

Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 (MSHA) significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. Congress enacted The Mine Improvement and New Emergency Response Act of 2006 (The Miner Act) as a result of an increase in fatal accidents primarily at U.S. underground mines in 2006. Among the new requirements, each miner must have at least two, one-hour Self Contained Self Rescue (SCSR) devices for their use in the event of an emergency (each miner had at least one SCSR device prior to The Miner Act) and additional caches of rescuers in the escape routes leading to the surface. Our evacuation training programs have been expanded to include more comprehensive training with the SCSR devices and frequent escape drills, as well as mine-wide simulated disaster training. The Miner Act also requires installation of two-way communications systems that allow communication between rescue workers and trapped miners following an accident as mine operators must have the ability to locate each miner’s last known position immediately before and after a disaster occurs. Our underground mines currently track and communicate with miners via existing mine communications telephone systems. We are in the process of ordering new wireless tracking and communication devices and providing two mine rescue teams located within one hour of each mine by ground. Rescue chambers have been ordered for all of our underground mines and the manufacturers are beginning to ship them. Compliance with the new regulation will result in additional expense. Furthermore, Congress is currently considering legislation known as the S-MINER Act which, if passed, may have an adverse effect on our operating costs. This legislation may require certain additional safety measures, including changes in mine seals, ventilation systems and conveyer belts, and may also increase the maximum assessed penalty amounts currently authorized and penalty payment obligations.

The states in which we operate have state programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of U.S. industry. As a result of a recent increase in U.S. fatal accidents primarily at underground mines, several states including West Virginia and Kentucky have adopted new safety regulations. In addition, regulatory authorities under the MSHA have passed numerous emergency regulations including emergency notification and response plans, increased fines for violations and added mine rescue coverage requirements. While these changes have had a significant effect on our operating costs, our U.S. competitors with underground mines are subject to the same degree of regulation.

Black Lung

In the United States, under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each U.S. coal mine operator must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. Coal mine operators must also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Historically, less than 7% of the miners currently seeking federal black lung benefits are awarded these benefits. The trust fund is funded by an excise tax on U.S. production of up to $1.10 per ton for coal from underground mines and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price.

Environmental Laws

We are subject to various federal and state environmental laws and regulations that impose significant requirements on our operations. The cost of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations or financial condition. In addition, environmental laws and regulations particularly relating to air emissions can reduce the demand for coal. Significant public opposition has been raised with respect to the proposed construction of certain new coal-fired electricity generating plants due to the potential air emissions that would result. Such regulation and opposition could reduce the demand for coal.

Numerous federal and state governmental permits and approvals are required for mining operations. When we apply for these permits or approvals, we may be required to prepare and present to federal or state authorities data pertaining to the effect or impact that a proposed exploration for or production or processing of coal may have on the environment. Compliance with these requirements could prove costly and time-consuming and could delay commencing or continuing exploration or production operations. A failure to obtain or comply with permits could result in significant fines and penalties and could adversely effect the issuance of other permits for which we or a related entity may apply.

Certain key environmental issues, laws and regulations facing us are described further below.

Surface Mining Control and Reclamation Act

The Surface Mining Control and Reclamation Act (SMCRA), which is administered by the Office of Surface Mining Reclamation and Enforcement (OSM), establishes mining, environmental protection and reclamation standards for all aspects of U.S. surface mining as well as many aspects of underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM. Where state regulatory agencies have adopted federal mining programs under the act, the state becomes the regulatory authority. States in which we have active mining operations have achieved primary control of enforcement through federal authorization.

SMCRA permit provisions include requirements for coal prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; and revegetation.

The U.S. mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mining environmental condition of the permit area. We develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mine and reclamation plan incorporates the provisions of SMCRA, the state programs and the complementary environmental programs that impact coal mining. Also included in the permit application are documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required of the OSM’s Applicant Violator System, including the mining and compliance history of officers, directors and principal stockholders of the applicant.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including public hearings and through intervention in the courts.

SMCRA stipulates compliance with many other major environmental programs. These programs include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and employee right-to-know provisions. Besides OSM, other Federal regulatory agencies are involved in monitoring or permitting specific aspects of mining operations. The U.S. Environment Protection Agency (EPA) is the lead agency for states with no authorized programs under the Clean Water Act, RCRA and CERCLA. The U.S. Army Corps of Engineers regulates activities affecting navigable waters and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosive blasting.

We do not believe there are currently any substantial matters that pose a serious risk to maintaining our existing mining permits or that significantly hinder our ability to acquire future mining permits. However, we cannot be sure that we will not experience delays or other difficulties in obtaining mining permits in the future.

Mine Closure Costs

Various federal and state laws and regulations, including SMCRA, require us to obtain surety bonds or other forms of financial security to secure payment of certain long-term obligations, including mine closure or reclamation costs, federal and state workers’ compensation costs and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis. Surety bond costs have increased in recent years. As of December 31, 2007, we had outstanding surety bonds and letters of credit aggregating $362.6 million, of which $146.0 million was for post-mining reclamation, $183.8 million related to workers’ compensation obligations, $16.9 million was for coal lease obligations and $15.9 million was for other obligations (including collateral for surety companies and bank guarantees, road maintenance and performance guarantees). Changes in these laws and regulations could require us to obtain additional surety bonds or other forms of financial assurance.

The AML Fund, which is part of SMCRA, requires a fee on all coal produced in the U.S. The proceeds are used to rehabilitate lands mined and left unreclaimed prior to August 3, 1977 and to pay healthcare benefit costs of orphan beneficiaries of the Combined Fund. The fee was $0.35 per ton for surface-mined coal and $0.15 per ton for underground-mined coal through September 30, 2007. Pursuant to the 2006 Act, from October 1, 2007 through September 30, 2012, the fee is $0.315 per ton for surface-mined coal and $0.135 per ton for underground-mined coal. From October 1, 2012 through September 30, 2021, the fee will be $0.28 per ton for surface-mined coal and $0.12 per ton for underground-mined coal.

Clean Air Act

The Clean Air Act and the corresponding state laws that regulate the emissions of materials into the air affect U.S. coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations may occur through Clean Air Act permitting requirements and/or emission control requirements relating to particulate matter. The Clean Air Act indirectly affects the coal industry by extensively regulating the air emissions of sulfur dioxide, nitrogen oxide, mercury and other compounds emitted by coal-based electricity generating plants, and state or federal regulation is likely to be imposed in the future on the emission of carbon dioxide and possibly other greenhouse gasses. In recent years Congress has also considered legislation that would require increased reductions in emissions of sulfur dioxide, nitrogen oxide and mercury. Existing and new legislation may lead to some electricity generating customers switching to other sources of fuel whose use would result in lower levels of regulated emissions.

Clean Air Act requirements that may directly or indirectly affect our operations include the following:

Acid Rain

Title IV of the Clean Air Act regulates sulfur dioxide emissions by all coal-fired power plants generating greater than 25 Megawatts. The affected electricity generators have sought to meet these requirements by, among other compliance methods, switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing sulfur dioxide emission allowances. Title IV also requires that certain categories of electric generating stations install certain types of nitrogen oxide controls. Major changes in Title IV were recently promulgated in the Clean Air Interstate Rule (CAIR). We cannot predict the effect of these provisions of the Clean Air Act on us in future years.

Clean Air Interstate Rule (CAIR)

The EPA promulgated CAIR in March 2005. CAIR requires reduction of sulfur dioxide and nitrogen oxide emissions from electricity generating plants in 28 states and the District of Columbia. Substantial reductions in such emissions were already made in 1995 and 2000 under requirements of Title IV of the Clean Air Act. Once fully implemented over two rounds in 2009-2010 and 2015, CAIR is projected to reduce sulfur dioxide emissions from power plants by approximately 73% and nitrogen oxide emissions by approximately 61% from 2003 levels. The stringency of the emissions cap may require many coal-fired power sources to install additional pollution control equipment, such as wet scrubbers, to comply. The increased capability of such equipment to remove sulfur dioxide emissions could cause customers to substitute high sulfur coal for low sulfur coal. This rule is subject to legal challenges, making its impact difficult to assess.

Clean Air Mercury Rule (CAMR)

The EPA also promulgated CAMR in March 2005. CAMR permanently caps and reduces nationwide mercury emissions from coal-fired power plants. The rule established standards limiting mercury emissions from new and existing coal-fired power plants and created a model, market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two distinct phases. CAMR was vacated on February 8, 2008 by the US Court of Appeals for the D.C. Circuit, thereby requiring the EPA to promulgate a new mercury emissions rule which presumably will not include a cap-and-trade program. It is unclear whether certain states will continue to enforce their former CAMR standards in the interim before a more stringent federal rule is promulgated. Stricter limitations on mercury emissions from power plants may adversely affect the demand for coal.

National Ambient Air Quality Standards

The Clean Air Act requires the EPA to set National Ambient Air Quality Standards (NAAQS) for pollutants considered harmful to public health and the environment. Areas not in attainment of these standards must take steps to reduce emission levels. In September 2006, the EPA revised and updated the particulate matter standards. The EPA also recently proposed a range of reductions to the existing ozone NAAQS. As a result some states will likely be required to change their existing state implementation plans (SIPs) to attain and maintain compliance with the updated NAAQS. Our mining operations and electricity generating customers are likely to be directly affected when the revisions to the air quality standards are implemented by the states. Such implementation could also restrict our ability to develop new mines or require us to modify our existing operations. In addition to the SIP process, the Clean Air Act allows states to assert claims against sources in other “upwind” states alleging that emission sources, including coal-fired power plants in the upwind states, are preventing the “downwind” states from attaining a NAAQS. All these actions could result in additional control requirements for coal-fired power plants and we are unable to predict the effect on coal production.

New Source Review Regulations

Several years ago, the EPA commenced an investigation of the fossil fuel-fired electric power generation industry to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to facilities over the years. Following this investigation, the Justice Department, on behalf of the EPA, filed a number of lawsuits alleging that certain electricity generators violated the new source review (NSR) provisions of the Clean Air Act. Some electricity generators announced settlements with the Justice Department requiring the installation of additional control equipment on selected generating units. If the remaining electricity generators that are parties to this litigation are found to be in violation of the NSR provisions, they could be subject to civil penalties and could be required to install the required control equipment or cease operations. In April 2007, the U.S. Supreme Court ruled, in Environmental Defense v. Duke Energy Corp., against a generator in an enforcement proceeding, reversing the decision of the appellate court. This decision could potentially expose numerous electricity generators to government or citizen actions based on failure to obtain NSR permits for changes to emissions sources and effectively increase the costs to them of continuing to use coal. Our customers are among the electricity generators subject to enforcement actions and, if found not to be in compliance, our customers could be required to install additional control equipment at the affected plants or they could decide to close some or all of those plants. If our customers decide to install additional pollution control equipment at the affected plants, we believe we will have the ability to supply coal from either of the regions in which we operate to meet any new coal requirements.

Regional Haze

The EPA published the final regional haze rule on July 1, 1999. This rule established planning and emissions reduction timelines for states to use to improve visibility in national parks throughout the United States. On June 22, 2001, the EPA signed a proposed rule to guide states in implementing the 1999 rule and in controlling power plant emissions that cause regional haze problems. The proposed rule set guidelines for states in setting Best Alternative Retrofit Technology (BART) at older power plants. On May 5, 2004, the EPA published a proposed rule with new BART provisions and re-proposed the BART guidelines. On June 15, 2005, the EPA finalized amendments to the July 1999 regional haze rule. The EPA determined that states which adopt the CAIR cap and trade program for sulfur dioxide and nitrogen oxide will be allowed to apply CAIR controls as a substitute for those required by BART.

Carbon Dioxide Emissions

The U.S. Supreme Court’s April 2007 ruling in Massachusetts v. EPA, clarified that the EPA does have the authority to regulate carbon dioxide emissions as a “pollutant” under the Clean Air Act insofar as motor vehicles are concerned. In addition, the Court remanded the issue to the EPA to justify its action or inaction. As a result of this decision, the EPA may conclude that it must regulate carbon dioxide from motor vehicles as well as from stationary sources. Any such new regulation could adversely affect our customers and as a result could adversely affect our results of operations.

State Laws

Several states have recently proposed or adopted legislation or regulations further limiting emissions of sulfur dioxide, nitrogen oxide, mercury and carbon dioxide. Limitations imposed by states on emissions of any of these substances could cause our customers to switch to other fuels to the extent it becomes economically preferable for them to do so.

Global Climate Change

Global climate change continues to attract considerable public and scientific attention. Widely publicized scientific reports in 2007, such as the Fourth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered widespread concern about the impacts of human activity, especially fossil fuel combustion, on global climate change. In turn, considerable and increasing government attention in the United States is being paid to global climate change and to reducing greenhouse gas emissions, particularly from coal combustion by power plants. In addition to the potential for the EPA to impose regulations on greenhouse gas emissions as described above, federal and state law-making bodies are considering regulating greenhouse gas emissions. Such legislation is currently pending in Congress, and a growing number of states in the United States have taken or are considering taking steps to regulate greenhouse gas emissions, including by requiring reductions on carbon dioxide emissions from power plants. These legislative efforts, if enacted, would likely have an adverse impact on our business. For example, enactment of laws and/or the passage of regulations regarding greenhouse gas emissions, or other actions to limit carbon dioxide emissions, could result in electric generators switching from coal to other fuel sources and thereby reduce the demand for coal. Given the diverse and various approaches of the legislation that has been proposed to date, the extent of this impact is impossible to quantify at this time.

Clean Water Act

National Pollutant Discharge Elimination System (NPDES)

The Clean Water Act (CWA) requires effluent limitations and treatment standards for wastewater discharge through the NPDES program. NPDES permits govern the discharge of pollutants into water and require regular monitoring and reporting and performance standards. States are empowered to develop and enforce “in stream” water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. “In stream” standards vary from state to state. Additionally, through the Clean Water Act Section 401 certification program, states have approval authority over federal permits or licenses that might result in a discharge to their waters. States consider whether the activity will comply with its water quality standards and other applicable requirements in deciding whether or not to certify the activity.

Total Maximum Daily Load (TMDL) regulations established a process by which states designate stream segments as impaired (not meeting present water quality standards). Industrial dischargers, including coal mining operations, may be required to meet new TMDL effluent standards for these stream segments.

States must also conduct an anti-degradation review before approving permits for the discharge of pollutants to waters that have been designated as high quality. A state’s anti-degradation regulations would prohibit the diminution of water quality in these streams. Several environmental groups and individuals recently challenged, in part successfully, West Virginia’s anti-degradation policy. As a result, in general, waters discharged from coal mines to high quality streams in West Virginia will be required to meet or exceed new “high quality” standards. This could cause increases in the costs, time and difficulty associated with obtaining and complying with NPDES permits, and could adversely affect our coal production.

Section 404

Section 404 of the Clean Water Act requires mining companies to obtain U.S. Army Corps of Engineers (ACOE) permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. ACOE issues two types of permits pursuant to Section 404 of the CWA: general (or “nationwide”) and “individual” permits. Nationwide permits are issued to streamline the permitting process for dredging and filling activities that have minimal adverse environmental impacts. An individual permit typically requires a more comprehensive application process, including public notice and comment, but an individual permit can be issued for ten years (and may be extended thereafter upon application).

Nationwide Permit 21, in particular, has been the subject of many recent court cases, the results of which may increase our permitting and operating costs, result in permitting delays, suspend current operations or prevent the opening of new mines. In particular, a July 2004 decision by the Southern District of West Virginia enjoined the Huntington District of the ACOE from issuing further permits pursuant to Nationwide Permit 21. While the decision was vacated by the Fourth Circuit Court of Appeals in November 2005, a similar lawsuit has been filed in federal district court in Kentucky. To date, the judge in this case has not rendered any rulings on the merits. Additionally, individual permits issued pursuant to the Clean Water Act are also subject to court challenge. The Ohio Valley Environmental Coalition (OVEC) and other environmental groups sued the ACOE in the U.S. District Court for the Southern District of West Virginia, asserting that the ACOE unlawfully issued individual permits to construct mining fills to certain subsidiaries of another coal company. In March 2007, the trial judge revoked the permits issued to each of the companies because the ACOE failed to comply with the requirements of both Section 404 of the Clean Water Act and the National Environmental Policy Act, including preparing environmental impact statements for individual permits. This ruling has been appealed. In the event these or similar lawsuits prove to be successful, obtaining the required mining permits could become more difficult and expensive, which could in turn have an adverse effect on our revenues and operations even though we have minimal surface operations.

Resource Conservation and Recovery Act

RCRA established comprehensive requirements for the treatment, storage and disposal of hazardous wastes. Coal mine wastes, such as overburden and coal cleaning wastes, are not considered hazardous waste materials under RCRA. Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In a 1993 regulatory determination, the EPA addressed some high volume-low toxicity coal combustion materials generated at electric utility and independent power producing facilities. In May 2000, the EPA concluded that coal combustion materials do not warrant regulation as hazardous under RCRA. The EPA is retaining the hazardous waste exemption for these materials. The EPA is evaluating national non-hazardous waste guidelines for coal combustion materials placed at a mine. National guidelines for mine-fills may affect the cost of ash placement at mines.

Federal and State Superfund Statutes

CERCLA and similar state laws impose liability for investigation and clean-up of contaminated properties and for damages to natural resources. Under CERCLA or similar state laws, strict, joint and several liability may be imposed on waste generators, site owners or operators and others regardless of fault. Thus, coal mines or other sites that we currently own or have previously owned or operated and sites to which we have sent waste material may be subject to liability under CERCLA and similar state laws.

Toxic Release Reporting

Under the EPA’s Toxic Release Inventory process, companies are required to annually report the use, manufacture or processing of listed toxic materials that exceed defined thresholds, including chemicals used in equipment maintenance, reclamation, water treatment and ash received for mine placement from power generation customers.

Additional Information

We file annual, quarterly and current reports, and our amendments to those reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may access and read our SEC filings free of charge through our website, at www.patriotcoal.com, or the SEC’s website, at www.sec.gov. You may read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

You may also request copies of our filings, free of charge, by telephone at (314) 275-3680 or by mail at: Patriot Coal Corporation, 12312 Olive Boulevard, St. Louis, Missouri 63141, attention: Investor Relations.

Item 1A.	Risk Factors.

RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report, in evaluating our company and our common stock. If any of the risks described below actually occurs, our business, financial results, financial condition and stock price could be materially adversely affected.

Risk Factors Relating to the Spin-Off

Our historical and pro forma financial information may not be indicative of our future results as an independent company.

The historical and pro forma financial information we have included in this report may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented or be indicative of what our results of operations, financial position and cash flows may be in the future. We have made adjustments based upon available information and assumptions that we believe are reasonable to reflect these factors, among others, in our pro forma financial information included in this report. Our assumptions may not prove to be accurate and, accordingly, our pro forma information may not be indicative of what our results of operations, cash flows or financial condition actually would have been as a stand-alone public company nor be a reliable indicator of what our results of operations, cash flows and financial condition actually may be in the future.

For additional information about the past financial performance of our business and the basis of the presentation of the historical consolidated financial statements, see Item 6. Selected Consolidated Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical financial statements and the accompanying notes included elsewhere in this report.

Peabody shareholders who received Patriot shares at the time of the spin-off and Peabody could be subject to material amounts of taxes if the spin-off is determined to be a taxable transaction.

On September 26, 2007, Peabody received a ruling from the IRS to the effect that the spin-off will qualify as a tax-free transaction under Section 355 of the Code. The IRS did not rule on whether the spin-off satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Therefore, in addition to obtaining the ruling from the IRS, Peabody received a favorable opinion from Ernst & Young LLP as to the satisfaction of these required qualifying conditions for the application of Section 355 to the spin-off. Ernst & Young LLP’s tax opinion is not binding on the IRS or the courts.

The letter ruling and the Ernst & Young LLP opinion relied on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and neither the letter ruling nor the Ernst & Young LLP opinion would be valid if such representations, assumptions and undertakings were incorrect. Moreover, the letter ruling does not address all of the issues that are relevant to determining whether the distribution will qualify for tax-free treatment. Notwithstanding the letter ruling and the Ernst & Young LLP opinion, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings that were included in the request for the letter ruling are false or have been violated or if it disagrees with the conclusions in the Ernst & Young LLP opinion that are not covered by the letter ruling. If, notwithstanding the letter ruling and opinion, the spin-off is determined to be a taxable transaction, Peabody shareholders who received Patriot shares at the time of the spin-off and Peabody could be subject to material amounts of taxes.

Patriot could be liable to Peabody for adverse tax consequences resulting from certain change in control transactions and therefore could be prevented from engaging in strategic or capital raising transactions.

Peabody could recognize taxable gain if the spin-off is determined to be part of a plan or series of related transactions pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in either Peabody or Patriot. Under the Code, any acquisitions of Peabody or Patriot within the four-year period beginning two years before the date of the spin-off are presumed to be part of such a plan unless they are covered by at least one of several mitigating rules established by IRS regulations. Nonetheless, a merger, recapitalization or acquisition, or issuance or redemption of Patriot common stock after the spin-off could, in some circumstances, be counted toward the 50% change of ownership threshold. The tax separation agreement precludes Patriot from engaging in some of these transactions unless Patriot first obtains a tax opinion acceptable to Peabody or an IRS ruling to the effect that such transactions will not result in additional taxes. The tax separation agreement further requires Patriot to indemnify Peabody for any resulting taxes regardless of whether Patriot first obtains such opinion or ruling. As a result, Patriot may be unable to engage in strategic or capital raising transactions that stockholders might consider favorable, or to structure potential transactions in the manner most favorable to Patriot.

The agreements that we have entered into with Peabody involve conflicts of interest.

Because the spin-off involved the separation of certain of Peabody’s existing businesses into two independent companies, we entered into certain agreements with Peabody to provide a framework for our relationship with Peabody following the spin-off. The terms of the spin-off, including the financial terms of the arrangements between Peabody and us that continue after the spin-off, were determined by persons who were at the time employees, officers or directors of Peabody or its subsidiaries and, accordingly, had a conflict of interest.

We did not operate as an independent company prior to the spin-off, and we may experience increased costs which could decrease our overall profitability.

Our business was operated as a part of Peabody’s eastern business segment, and Peabody performed a number of corporate functions for our operations. We have and will continue to incur capital and other costs associated with developing and implementing our own support functions in these areas. We are operating independently in most functions, however, Peabody continues to provide support to us, including services related to information technology, certain accounting services, engineering, geology, land management and environmental services. We need to replicate such services as soon as practical, but in no event later than October 31, 2008. In addition, there may be an operational impact on our business as a result of the time of our management and other employees and internal resources that will need to be dedicated to building these capabilities that otherwise would be available for other business initiatives and opportunities. Additionally, if we have not developed adequate systems and business functions of our own, or have not obtained them from other providers, we may not be able to operate our company effectively and our profitability may decline.

Risk Factors Relating to Our Business

A decline in coal prices could reduce our revenues and the value of our coal reserves.

Our results of operations are dependent upon the prices we charge for our coal as well as our ability to maximize productivity and control costs. Declines in the prices we receive for our coal could adversely affect our operating results and our ability to generate the cash flows we require to fund our existing operations and obligations, improve our productivity and reinvest in our business. The prices we receive for coal depend upon numerous factors beyond our control, including coal and power market conditions, weather patterns affecting energy demand, competition in our industry, availability and costs of competing energy resources, worldwide economic and political conditions, economic strength and political stability in the U.S. and countries in which we serve customers, the outcome of commercial negotiations involving sales contracts or other transactions, customer performance and credit risk, availability and costs of transportation, our ability to respond to changing customer preferences and reductions of purchases by major customers and legislative and regulatory developments, including new environmental regulations affecting the use of coal, including mercury and carbon dioxide-related limitations. Any material decrease in demand would cause coal prices to decline and require us to decrease costs in order to maintain our margins.

As our coal supply agreements expire, our revenues and operating profits could suffer if we are unable to renew our agreements or find alternate buyers willing to purchase our coal on comparable terms to those in our contracts.

Following the spin-off, we continue to supply coal to Peabody subsidiaries on a contract basis, so they can meet their commitments under pre-existing customer agreements sourced from our operations. As these coal supply agreements continue to expire, we may compete with Peabody and other coal suppliers to obtain the business of the customers who were previously obtaining their coal from Peabody affiliates. If we cannot renew these coal supply agreements directly with customers or find alternate customers willing to purchase our coal on comparable terms to those in the expired contracts, our revenues and operating profits could suffer.

In a limited number of contracts, failure of the parties to agree on price adjustments may allow either party to terminate the contract. Coal supply agreements typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during the duration of specified events beyond the control of the affected party. Most coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, grindability and ash fusion temperature in the case of steam coal. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of the contracts. In addition, some of these contracts allow our customers to terminate their contracts in the event of changes in regulations affecting our industry that increase the price of coal beyond specified limits.

We derive a substantial portion of our revenues from Peabody subsidiaries, and any material failure by these subsidiaries to make payments for coal sales or receive payments from their ultimate customers for coal supplied by us would adversely affect our revenues.

Currently, we derive most of our revenues from the sale of coal to certain Peabody subsidiaries, who then sell the coal to the ultimate customers. Furthermore, sales to Peabody are expected to constitute the majority of our revenues through 2008, before a majority of our current coal supply agreements expire. Any material failure or significant delay by Peabody subsidiaries to make payments for coal sales, or certain material defaults under the respective coal supply agreements such ultimate customers have with Peabody’s subsidiaries, or certain repudiations or terminations thereof in a material respect, would adversely affect our revenues and cash flows. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Credit Risk.

The loss of, or significant reduction in, purchases by parties to existing coal supply agreements sourced from our operations could adversely affect our revenues.

For the year ended December 31, 2007, we derived 46% of our total coal revenues from sales through Peabody to our five largest ultimate customers pursuant to coal supply agreements expiring at various times through 2012. Although these customers currently have contracts with Peabody to purchase coal sourced from our operations, we will attempt to renew these agreements directly with the end customers when they expire. Our negotiations may not be successful and those customers may not continue to purchase coal from us. If a number of these customers significantly reduce their purchases of coal from us, or if we are unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our results of operations, cash flows and financial condition could suffer materially.

Any change in coal consumption patterns by steel producers or North American electric power generators resulting in a decrease in the use of coal by those consumers could result in lower prices for our coal, which would reduce our revenues and adversely impact our earnings and the value of our coal reserves.

Steam coal accounted for approximately 77%, 77% and 78% of our coal sales volume during 2007, 2006 and 2005, respectively. Substantially all of our sales of steam coal were to U.S. electric power generators. The amount of coal consumed for U.S. electric power generation is affected primarily by the overall demand for electricity; the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as wind and hydroelectric power; technological developments; and environmental and other governmental regulations. In addition, the increasingly stringent requirements of the Clean Air Act may result in more electric power generators shifting from coal-fueled generation, and building more non-coal power electrical generating sources in the future. Weather patterns can greatly affect electricity generation. Overall economic activity and the associated demands for power by industrial users also can have significant effects on overall electricity demand. In the past, economic slowdowns have significantly reduced the growth of electrical demand and, in some locations, resulted in contraction of demand. Any downward pressure on coal prices, whether due to increased use of alternative energy sources, changes in weather patterns, decreases in overall demand or otherwise, would likely cause our profitability to decline.

Metallurgical coal accounted for approximately 23%, 23% and 22% of our coal sales volume during 2007, 2006 and 2005, respectively. Any deterioration in global steel demand or in the steel industry would reduce the demand for our metallurgical coal and could impact the collectability of our accounts receivable from steel industry customers. In addition, the steel industry increasingly relies on electric arc furnaces or pulverized coal processes to make steel. These processes do not use furnace coke, an intermediate product produced from metallurgical coal. Therefore, all growth in future steel production may not represent increased demand for metallurgical coal. If the demand or pricing for metallurgical coal decreases in the future, the amount of metallurgical coal we sell and prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

A decrease in the price of metallurgical coal or our production of metallurgical coal could decrease our anticipated profitability.

We have annual capacity to produce approximately six to eight million tons of metallurgical coal. Our margins from these sales have increased significantly since 2004 and represent a large percentage of our overall revenues and profits. To the extent we experience either production or transportation difficulties that impair our ability to ship metallurgical coal at anticipated levels, our profitability will be reduced.

The majority of our metallurgical coal production is priced annually. As a result, a decrease in near term metallurgical coal prices could decrease our profitability.

Failures of contractor-operated sources to fulfill the delivery terms of their contracts with us could reduce our profitability.

Within our normal mining operations, we utilize third party sources for some coal production, including contract miners, to fulfill deliveries under our coal supply agreements. Approximately 25% of our total sales volume for 2007 was attributable to contractor-operated mines. Certain of our contractor-operated mines have experienced adverse geologic conditions, escalated operating costs and/or financial difficulties that have made their delivery of coal to us at the contracted price difficult or uncertain. Our profitability or exposure to loss on transactions or relationships such as these is dependent upon a variety of factors, including the availability and reliability of the third-party supply; the price and financial viability of the third-party supply; our obligation to supply coal to customers in the event that adverse geologic conditions restrict deliveries from our suppliers; our willingness to participate in temporary cost increases experienced by third-party coal suppliers; our ability to pass on temporary cost increases to customers; and our ability to substitute, when economical, third-party coal sources with internal production or coal purchased in the market, and other factors.

Inaccuracies in our estimates of economically recoverable coal reserves could result in lower than expected revenues, higher than expected costs or decreased profitability.

We base our proven and probable coal reserve information on engineering, economic and geological data previously assembled and analyzed by Peabody’s staff, which includes various engineers and geologists, and which is periodically reviewed by an outside firm. The reserve estimates as to both quantity and quality are annually updated to reflect production of coal from the reserves and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions relating to geological and mining conditions, relevant historical production statistics, the assumed effects of regulation and taxes, future coal prices, operating costs, mining technology improvements, severance and excise taxes, development costs and reclamation costs.

For these reasons, estimates of the economically recoverable quantities and qualities attributable to any particular group of properties, classifications of coal reserves based on risk of recovery and estimates of net cash flows expected from particular reserves prepared by different engineers or by the same engineers at different times may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to our proven and probable coal reserves may vary materially from estimates. These estimates, thus, may not accurately reflect our actual coal reserves. Any inaccuracy in our estimates related to our proven and probable coal reserves could result in lower than expected revenues, higher than expected costs or decreased profitability.

If the coal industry experiences overcapacity in the future, our profitability could be impaired.

During the mid-1970s and early 1980s, a growing coal market and increased demand for coal attracted new investors to the coal industry, spurred the development of new mines and resulted in production capacity in excess of market demand throughout the industry. Similarly, increases in future coal prices could encourage the development of expanded capacity by new or existing coal producers. Coal with lower delivered production costs shipped east from western coal mines and from offshore sources can result in increased competition for coal sales in regions historically sourced from Appalachian producers. We could experience decreased profitability if future coal production is consistently greater than coal demand.

We could be negatively affected if we fail to maintain satisfactory labor relations.

As of December 31, 2007, we had approximately 2,300 employees. Approximately 61% of our employees as of December 31, 2007 at company operations were represented by the UMWA, and these operations generated approximately 49% of our 2007 sales volume. Relations with our employees and, where applicable, organized labor are important to our success. The current labor contract for most of our represented employees became effective January 1, 2007 and will expire on December 31, 2011. We operate a mine in western Kentucky with a separate UMWA contract covering approximately 350 employees. A labor contract covering these employees will expire on December 31, 2011.

Due to the higher labor costs and the increased risk of strikes and other work-related stoppages that may be associated with union operations in the coal industry, our competitors who operate without union labor may have a competitive advantage in areas where they compete with our unionized operations. If some or all of our current non-union operations or those of third party contract miners were to become organized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs.

A shortage of skilled labor and qualified managers in our operating regions could pose a risk to achieving improved labor productivity and competitive costs and could adversely affect our profitability.

Efficient coal mining using modern techniques and equipment requires skilled laborers with mining experience and proficiency as well as qualified managers and supervisors. In recent years, a shortage of experienced coal miners and managers in Appalachia and the Illinois Basin has at times negatively impacted our production levels and increased our costs. If the shortage of experienced labor continues or worsens, it could have an adverse impact on our productivity and costs and our ability to expand production in the event there is an increase in the demand for our coal, which could adversely affect our profitability.

A decrease in the availability or increase in costs of key supplies, capital equipment or commodities could decrease our anticipated profitability.

Our purchases of some items of underground mining equipment are concentrated with one principal supplier. Further, our mining operations require a reliable supply of steel-related products (including roof control), replacement parts, belting products, and lubricants. If the cost of any of these inputs increased significantly, or if a source for such mining equipment or supplies were unavailable to meet our replacement demands, our profitability could be reduced from our current expectations. Industry-wide demand growth has exceeded supply growth for certain underground mining equipment, surface and other capital equipment. As a result, lead times for some items have increased significantly.

Our coal mining production and delivery are subject to conditions and events beyond our control, which could result in higher operating expenses and/or decreased production and sales and adversely affect our operating results.

Our coal mining operations are conducted, in large part, in underground mines and, to a lesser extent, at surface mines. The level of our production at these mines is subject to operating conditions and events beyond our control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results. Adverse operating conditions and events that coal producers have experienced in the past include changes or variations in geologic conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit, mining and processing equipment failures and unexpected maintenance problems, adverse weather and natural disasters, such as snowstorms, heavy rains and flooding, accidental mine water inflows and unexpected mine safety accidents, including fires and explosions from methane and other sources.

If any of these conditions or events occur in the future at any of our mines or affect deliveries of our coal to customers, they may increase our cost of mining and delay or halt production at particular mines or sales to our customers either permanently or for varying lengths of time, which could adversely affect our results of operations, cash flows and financial condition. We cannot assure you that these risks would be fully covered by our insurance policies.

In addition, the geological characteristics of underground coal reserves in Appalachia and the Illinois Basin, such as rock intrusions, overmining, undermining and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be mineable at costs comparable to those characteristic of the depleting mines. In addition, coal companies with larger mines that utilize the longwall mining method typically have lower mine operating costs than certain of our mines that do not use the longwall mining method. These factors could materially adversely affect the mining operations and the cost structures of, and customers’ willingness to purchase coal produced by, our mines in Appalachia and the Illinois Basin.

Defects in title of any leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs.

We conduct a significant part of our mining operations on properties that we lease. Title to most of our leased properties and mineral rights is not thoroughly verified until a permit to mine the property is obtained. Our right to mine some of our proven and probable coal reserves may be materially adversely affected by defects in title or boundaries. In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs, which could adversely affect our profitability.

Our future success depends upon our ability to develop our existing coal reserves and to acquire additional reserves that are economically recoverable.

Our recoverable reserves decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of our proven and probable coal reserves that are economically recoverable. Furthermore, we may not be able to mine all of our proven and probable coal reserves as profitably as we do at our current operations. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable proven and probable coal reserves. Our current strategy includes increasing our proven and probable coal reserves through acquisitions of leases and producing properties and continuing to use our existing properties.

Our planned mine development projects and acquisition activities may not result in significant additional proven and probable coal reserves and we may not have continuing success developing additional mines. A substantial portion of our proven and probable coal reserves is not located adjacent to current operations and will require significant capital expenditures to develop. In order to develop our proven and probable coal reserves, we must receive various governmental permits. We cannot assure you that we will be able to receive the governmental permits that we would need to continue developing our proven and probable coal reserves.

Most of our mining operations are conducted on properties owned or leased by us. We may not be able to negotiate new leases from private parties or obtain mining contracts for properties containing additional proven and probable coal reserves or maintain our leasehold interest in properties on which mining operations are not commenced during the term of the lease.

If transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer.

Coal producers depend upon rail, barge, trucking, overland conveyor, ocean-going vessels and port facilities to deliver coal to markets. While our coal customers typically arrange and pay for transportation of coal from the mine or port to the point of use, disruption of these transportation services because of weather-related problems, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, transportation delays, lack of port capacity or other events could temporarily impair our ability to supply coal to customers and thus could adversely affect our results of operations, cash flows and financial condition.

Transportation costs represent a significant portion of the total cost of coal for our customers and the cost of transportation is an important factor in a customer’s purchasing decision. Increases in transportation costs, including demurrage, could adversely impact our sales. One of our coal supply agreements, covering approximately 3.5 million tons per year, permits the customer to terminate such agreement if the barge transportation rates applicable to our shipments increase by more than a specified amount and we do not agree to reduce our selling price by the excess over such amount.

Our operations may depend on the availability of additional financing and access to funds under our credit facility.

We expect to have sufficient liquidity to support the development of our business. In the future, however, we may require additional financing for liquidity, capital requirements and growth initiatives. We are dependent on our ability to generate cash flows from operations and to borrow funds and issue securities in the capital markets to maintain and expand our business. We may need to incur debt on terms and at interest rates that may not be as favorable as those historically enjoyed by Peabody. In addition, future events may prevent us from borrowing funds under our revolving credit facility. Any inability by us to obtain financing in the future on favorable terms could have a negative effect on our results of operations, cash flows and financial condition.

Failure to obtain or renew surety bonds in a timely manner and on acceptable terms could affect our ability to secure reclamation and employee-related obligations, which could adversely affect our ability to mine coal.

U.S. federal and state laws require us to secure certain of our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation, and to satisfy other miscellaneous obligations. The primary method for us to meet those obligations is to provide a third-party surety bond or letters of credit. As of December 31, 2007, we had outstanding surety bonds and letters of credit aggregating $362.6 million, of which $146.0 million was for post-mining reclamation, $183.8 million related to workers’ compensation obligations, $16.9 million was for coal lease obligations and $15.9 million was for other obligations (including collateral for surety companies and bank guarantees, road maintenance and performance guarantees). These bonds are typically renewable on a yearly basis. Surety bond issuers and holders may not continue to renew the bonds or may demand additional collateral upon those renewals.

Additionally, as of December 31, 2007, Peabody continued to guarantee certain bonds (self bonding) related to Patriot liabilities that have not yet been replaced by our surety bonds. As of December 31, 2007, Peabody self bonding related to Patriot liabilities aggregated $22.8 million, of which $19.9 million was for post-mining reclamation and $2.9 million was for other obligations. We expect to replace these Peabody self bonds in 2008.

Our failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on us. That failure could result from a variety of factors including lack of availability, higher expense or unfavorable market terms of new surety bonds, restrictions on the availability of collateral for current and future third-party surety bond issuers under the terms of our credit facility and the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

If our business does not generate sufficient cash for operations, we may not be able to repay borrowings under our credit facility or fund other liquidity needs.

Our ability to pay principal and interest on and to refinance our debt will depend upon the operating performance of our subsidiaries. Our business may not generate sufficient cash flows from operations and future borrowings may not be available to us under our credit facility or otherwise in an amount sufficient to enable us to repay any borrowings under our credit facility or to fund our other liquidity needs. We may not be able to refinance the revolver under our credit facility on commercially reasonable terms, on terms acceptable to us or at all.

The covenants in our credit facility impose restrictions that could limit our operational and financial flexibility.

The credit facility contains certain customary covenants, including financial covenants limiting our total indebtedness (maximum leverage ratio of 2.75) and requiring minimum EBITDA coverage of interest expense (minimum interest coverage ratio of 4.0), as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions, capital expenditures, future dividends and asset sales. Compliance with debt covenants may limit our ability to draw on our credit facility.

Our ability to operate our company effectively could be impaired if we lose key personnel or fail to attract qualified personnel.

We manage our business with a number of key personnel, the loss of a number of whom could have a material adverse effect on us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We cannot be certain that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. We do not have “key person” life insurance to cover our executive officers. Failure to retain or attract key personnel could have a material adverse effect on us.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.

Terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers or the economy as a whole may materially adversely affect our operations or those of our customers. As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Environmental and Other Regulation

Our mining operations are extensively regulated, which imposes significant costs on us, and future regulations and developments could increase those costs or limit our ability to produce coal.

Federal and state authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, plants and wildlife, reclamation and restoration of mining properties after mining is completed, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. In addition, significant legislation mandating specified benefits for retired coal miners affects our industry. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production. New or revised legislation or administrative regulations (or judicial or administrative interpretations of existing laws and regulations), including proposals related to the protection of the environment or employee health and safety that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs, which may materially adversely affect our mining operations and our cost structure. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors could have a material adverse effect on our results of operations, cash flows and financial condition.

Furthermore, in the event of certain violations of safety rules, the Mine Safety and Health Administration may order the temporary closure of mines. In addition, our customers may challenge our issuance of force majeure notices in connection with such closures. If these challenges are successful, we could be obligated to make up lost shipments, to reimburse customers for the additional costs to purchase replacement coal, or, in some cases, to terminate certain sales contracts.

Our expenditures for postretirement benefit obligations could be materially higher than we have predicted if our actual experience differs from the underlying assumptions.

We provide postretirement health and life insurance benefits to eligible union and non-union employees. We calculated the total accumulated postretirement benefit obligation according to the guidance provided by SFAS No. 106. We estimated the present value of the obligation to be $554.7 million as of December 31, 2007. We have estimated these unfunded obligations based on assumptions described in the notes to our consolidated financial statements. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher.

We could be liable for certain retiree healthcare obligations to be assumed by Peabody in connection with the spin-off.

In connection with the spin-off, a Peabody subsidiary assumed certain retiree healthcare obligations of Patriot and its subsidiaries having a present value of $603.4 million as of December 31, 2007. These obligations arise under the Coal Act, the 2007 NBCWA and predecessor agreements and a subsidiary’s salaried retiree healthcare plan.

Although the Peabody subsidiary will be obligated to pay such obligations, certain Patriot subsidiaries will also remain jointly and severally liable for the Coal Act obligations, and secondarily liable for the assumed 2007 NBCWA obligations and retiree healthcare obligations for certain participants under a subsidiary’s retiree healthcare plan. As a consequence, Patriot’s recorded retiree healthcare obligations and related cash costs could increase substantially if the Peabody subsidiary fails to perform its obligations under the liability assumption agreements. These additional liabilities and costs, if incurred, could have a material adverse effect on our results of operations, cash flows and financial condition.

Due to our participation in multi-employer pension plans, we may have exposure that extends beyond what our obligations would be with respect to our employees.

Certain of our subsidiaries participate in two defined benefit multi-employer pension funds that were established as a result of collective bargaining with the UMWA pursuant to the 2007 NBCWA as periodically negotiated. These plans provide pension and disability pension benefits to qualifying represented employees retiring from a participating employer where the employee last worked prior to January 1, 1976, in the case of the UMWA 1950 Pension Plan, or after December 31, 1975, in the case of the UMWA 1974 Pension Plan. In December 2006, the 2007 NBCWA was signed, which required funding of the 1974 Pension Plan through 2011 under a phased funding schedule. The funding is based on an hourly rate for active UMWA workers. Under the labor contract, the per hour funding rate increased from zero to $2.00 in 2007 and will increase each year thereafter until reaching $5.50 in 2011. Our subsidiaries with UMWA-represented employees are required to contribute to the 1974 Pension Plan at the new hourly rates.

Contributions to these funds could increase as a result of future collective bargaining with the UMWA, a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, lower than expected returns on pension fund assets or other funding deficiencies.

Our exposure to statutory retiree healthcare costs could be significantly higher than we have estimated.

The 2006 Act authorized $490 million in general fund revenues to pay for certain benefits, including the healthcare costs under the Combined Fund, 1992 Benefit Plan and 1993 Benefit Plan (each as described above under Item 1. Business — Certain Liabilities — Retiree Healthcare) for “orphans” who are retirees and their dependents. Under the 2006 Act, these orphan benefits will be the responsibility of the federal government on a phased-in basis through 2012. If Congress were to amend or repeal the 2006 Act or if the $490 million authorization were insufficient to pay for these healthcare costs, certain of our subsidiaries, along with other contributing employers and their affiliates, would be responsible for the excess costs. Our aggregate cash payments to the Combined Fund, 1992 Benefit Plan and 1993 Benefit Plan were $21.4 million and $15.2 million during 2007 and 2006, respectively.

Concerns about the environmental impacts of coal combustion, such as impacts on global climate change, are resulting in increased regulation of coal combustion and could significantly affect demand for our products.

Widely publicized scientific reports in 2007, such as the Fourth Assessment Report of the Intergovernmental Panel on Climate Change, have engendered widespread concern about the impacts of human activity, especially fossil fuel combustion, on global climate change. As a result, considerable and increasing government attention in the United States is being paid to reducing greenhouse gas emissions, particularly from coal combustion by power plants. As a result of the U.S. Supreme Court’s recent decision in Massachusetts v. Environmental Protection Agency, the EPA is considering regulating greenhouse gas emissions. Legislation is also currently pending in Congress, and a growing number of states in the United States have taken or are considering taking steps to reduce greenhouse gas emissions, including by requiring reductions on carbon dioxide emissions from coal-fired power plants. These legislative efforts may have an adverse impact on our business. For example, enactment of laws and/or the passage of regulations regarding greenhouse gas emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, could result in electric generators switching from coal to other fuel sources.

The EPA is also considering more stringent regulations to reduce emissions of sulfur dioxide, nitrogen oxide and mercury. Certain states have independently established requirements that are more stringent than the current EPA proposals. Further developments in connection with legislation, regulations or other limits on greenhouse gas emissions and other environmental impacts from coal combustion, both in the United States and in other countries where we sell coal, could have a material adverse effect on our results of operations, cash flows and financial condition.

We may be unable to obtain and renew permits necessary for our operations, which would reduce our production, cash flows and profitability.

Mining companies must obtain numerous permits and approvals that impose strict regulations relating to environmental and safety matters. These include permits issued by various federal and state agencies and regulatory bodies. The permitting rules are complex, change frequently and have tended to become more stringent over time, making our ability to comply with the applicable requirements more difficult or even unachievable, thereby precluding continuing or future mining operations. Private individuals and the public have certain rights to comment upon, submit objections to, and otherwise engage in the permitting process, including through court intervention. Some permits, such as the authorizations issued under Nationwide Permit 21 and Section 404 of the Clean Water Act, have been subject to legal challenge. Section 404 of the Clean Water Act requires mining companies to obtain U.S. Army Corps of Engineers permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. These permits have been the subject of multiple recent court cases, the results of which have increased permitting costs and increased the amount of time needed to obtain permits. The permits we need may not be issued, maintained or renewed, may be subject to public challenge, may impose burdensome conditions, or may not be issued or renewed in a timely fashion. An inability to conduct our mining operations pursuant to applicable permits and approvals could adversely affect our production, results of operations, cash flows and financial condition.

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us.

Certain of our current and historical coal mining operations have used hazardous materials and, to the extent that such materials are not recycled, they could become hazardous waste. We may be subject to claims under federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean up of soil, surface water, groundwater, and other media under laws such as CERCLA, commonly known as Superfund. Such claims may arise, for example, out of current or former conditions at sites that we own or operate currently, as well as at sites that we and companies we acquired owned or operated in the past, and at contaminated sites that have always been owned or operated by third parties. Liability may be without regard to fault and may be strict, joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.

We maintain coal slurry impoundments at a number of our mines. Such impoundments are subject to extensive regulation. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as streams or bodies of water and wildlife, as well as related personal injuries and property damages which in turn can give rise to extensive liability. Some of our impoundments overlie areas where some mining has occurred, which can pose a heightened risk of failure and of damages arising out of failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for fines and penalties.

These and other similar unforeseen impacts that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could materially and adversely affect us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Coal Reserves

We had an estimated 1.3 billion tons of proven and probable coal reserves as of December 31, 2007 located in Appalachia and the Illinois Basin. Nine percent of our proven and probable coal reserves, or just over 110 million tons, are compliance coal and 91% are non-compliance coal. We own approximately 51% of these reserves and lease property containing the remaining 49%. Compliance coal is defined by Phase II of the Clean Air Act as coal having sulfur dioxide content of 1.2 pounds or less per million Btu. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emission allowance credits or blending higher sulfur coal with lower sulfur coal.

Below is a table summarizing the locations and reserves of our major operating regions.

	Proven and Probable Reserves as of
	December 31, 2007(1)
	Owned	Leased	Total
Geographic Region	Tons	Tons	Tons
	(Tons in millions)

Appalachia	228	358	586
Illinois Basin	410	266	676

Total proven and probable coal reserves	638	624	1,262

(1)	Reserves have been adjusted to take into account recoverability factors in producing a saleable product.

Reserves are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows:

•	Proven (Measured) Reserves are reserves for which (a) quantity is computed from dimensions defined by outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so close and the geographic character is so well defined that size, shape, depth and mineral content of coal reserves are well-established.

•	Probable (Indicated) Reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Our estimates of proven and probable coal reserves are established within these guidelines. Patriot does not include sub-economic coal within these proven and probable reserve estimates. Proven reserves require the coal to lie within one-quarter mile of a valid point of measure or point of observation, such as exploratory drill holes or previously mined areas. Estimates of probable reserves may lay more than one-quarter mile, but less than three-quarters of a mile, from a point of thickness measurement. Estimates within the proven category have the highest degree of assurance, while estimates within the probable category have only a moderate degree of geologic assurance. Further exploration is necessary to place probable reserves into the proven reserve category. Our active properties generally have a much higher degree of reliability because of increased drilling density.

Reserve estimates as of December 31, 2007 were prepared by Patriot’s Director of Geology, a certified Geologist, by updating the December 31, 2006 estimates provided by Peabody and an outside consultant. Select reserve areas were subsequently evaluated by an outside engineering consultant and updated to reflect increased ownership and additional available drilling information.

Estimates of our coal reserves are periodically reviewed by independent mining and geological consultants. The most recent of these reviews, which was completed in January 2007, included a review of the procedures used to prepare our internal estimates, verification of the accuracy of selected property reserve estimates and retabulation of reserve groups according to standard classifications of reliability. The study and subsequent work that was performed confirmed that Patriot had approximately 1.3 billion tons of proven and probable reserves as of December 31, 2007.

Our reserve estimates are predicated on information obtained from an ongoing drilling program, which totals more than 11,000 individual drill holes. We compile data from individual drill holes in a computerized drill-hole database from which the depth, thickness and, where core drilling is used, the quality of the coal are determined. The density of the drill pattern determines whether the reserves will be classified as proven or probable. The reserve estimates are then input into a computerized land management system, which overlays the geological data with data on ownership or control of the mineral and surface interests to determine the extent of our proven and probable coal reserves in a given area. The land management system contains reserve information, including the quantity and quality (where available) of coal reserves as well as production rates, surface ownership, lease payments and other information relating to our coal reserves and land holdings. We periodically update our reserve estimates to reflect production of coal from the reserves and new drilling or other data received. Accordingly, reserve estimates will change from time to time to reflect mining activities, analysis of new engineering and geological data, changes in reserve holdings, modification of mining methods and other factors.

Our estimate of the economic recoverability of our proven and probable coal reserves is based upon a comparison of unassigned reserves to assigned reserves currently in production in the same geologic setting to determine an estimated mining cost. These estimated mining costs are compared to existing market prices for the quality of coal expected to be mined, taking into consideration typical contractual sales agreements for the region and product. Where possible, we also review production by competitors in similar mining areas. Only coal reserves expected to be mined economically are included in our reserve estimates. Finally, our coal reserve estimates include reductions for recoverability factors to estimate a saleable product.

With respect to the accuracy of our reserve estimates, historical experience is that recovered reserves are within plus or minus 10% of our proven and probable estimates, on average. Our probable estimates are generally within the same statistical degree of accuracy when the necessary drilling is completed to move reserves from the probable to the proven classification. The expected degree of variance from reserve estimate to tons produced is lower in the Illinois Basin due to the continuity of the coal seams as confirmed by the mining history. Appalachia has a higher degree of risk due to the mountainous nature of the topography which makes exploration drilling more difficult. Our recovered reserves in Appalachia are less predictable and may vary by an additional one to two percent above the threshold discussed above.

Private coal leases normally have terms of between 10 and 20 years and usually give us the right to renew the lease for a stated period or to maintain the lease in force until the exhaustion of mineable and merchantable coal contained on the relevant site. These private leases provide for royalties to be paid to the lessor either as a fixed amount per ton or as a percentage of the sales price. Many leases also require payment of a lease bonus or minimum royalty, payable either at the time of execution of the lease or in periodic installments.

The terms of our private leases are normally extended by active production on or near the end of the lease term. Leases containing undeveloped reserves may expire or these leases may be renewed periodically. With a portfolio of approximately 1.3 billion tons, we believe that we have sufficient reserves to replace capacity from depleting mines for an extensive period of time and that our significant base of proven and probable coal reserves is one of our strengths. We believe that the current level of production at our major mines is sustainable for the foreseeable future.

Consistent with industry practice, we conduct only limited investigation of title to our coal properties prior to leasing. Title to lands and reserves of the lessors or grantors and the boundaries of our leased properties are not completely verified until we prepare to mine those reserves.

The following chart provides a summary, by geographic region and mining complex, of production for the years ended December 31, 2007, 2006 and 2005, tonnage of coal reserves that is assigned to our operating mines, property interest in those reserves and other characteristics of the facilities.

PRODUCTION AND ASSIGNED RESERVES(1)

					Sulfur Content(2)
						>1.2 to 2.5
	Production				≤1.2 lbs.	lbs.	>2.5 lbs.		As of December 31, 2007
	Year	Year	Year		Sulfur	Sulfur	Sulfur	As	Assigned
	Ended	Ended	Ended		Dioxide	Dioxide	Dioxide	Received	Proven and
Geographic Region/	Dec 31,	Dec 31,	Dec 31,	Type of	per	per	per	Btu per	Probable
Mining Complex	2007	2006	2005	Coal	Million Btu	Million Btu	Million Btu	Pound(3)	Reserves	Owned	Leased	Surface	Underground
						(Tons in millions)

Appalachia:
Federal	4.0	4.6	4.1	Steam	—	—	59	13,400	59	39	20	—	59
Big Mountain	1.6	2.0	1.9	Steam	4	33	—	12,300	37	—	37	—	37
Kanawha Eagle	2.1	1.9	—	Met/Steam	43	27	27	13,100	98	—	98	—	98
Rocklick	3.1	3.8	4.6	Met/Steam	5	32	3	12,900	39	—	39	9	30
Wells	3.2	2.3	2.6	Met/Steam	16	34	—	13,500	50	—	50	—	50

Total	14.0	14.6	13.2		68	126	89		283	39	244	9	274
Illinois Basin:
Highland	3.9	3.7	3.8	Steam	—	—	80	11,400	80	29	51	—	80
Dodge Hill	1.1	1.1	1.2	Steam	—	—	15	12,600	15	1	14	—	15
Bluegrass(4)	2.5	3.9	4.2	Steam	—	—	36	10,900	36	—	36	2	34

Total	7.5	8.7	9.2		—	—	131		131	30	101	2	129

Total	21.5	23.3	22.4		68	126	220		414	69	345	11	403

The following chart provides a summary of the amount of our proven and probable coal reserves in each U.S. state, the predominant type of coal mined in the applicable location, our property interest in the reserves and other characteristics of the facilities.

ASSIGNED AND UNASSIGNED PROVEN AND PROBABLE COAL RESERVES(1)
AS OF DECEMBER 31, 2007

							Sulfur Content(2)
							≤1.2	>1.2 to
							lbs.	2.5 lbs.	>2.5 lbs.
							Sulfur	Sulfur	Sulfur
			Proven				Dioxide	Dioxide	Dioxide	As
			and				per	per	per	Received
	Total Tons		Probable			Type of	Million	Million	Million	Btu per	Reserve Control		Mining Method
Coal Seam Location	Assigned	Unassigned	Reserves	Proven	Probable	Coal	Btu	Btu	Btu	Pound(3)	Owned	Leased	Surface	Underground
	(Tons in millions)

Appalachia:

Ohio	—	26	26	19	7	Steam	—	—	26	11,300	26	—	—	26

West Virginia	283	277	560	346	214	Met/Steam	107	234	219	13,000	202	358	13	547

Total	283	303	586	365	221		107	234	245		228	358	13	573

Illinois Basin:

Illinois	—	265	265	112	153	Steam	3	14	248	11,100	263	2	1	264

Kentucky	131	280	411	214	197	Steam	—	—	411	11,200	147	264	32	379

Total	131	545	676	326	350		3	14	659		410	266	33	643

Total proven and probable	414	848	1,262	691	571		110	248	904		638	624	46	1,216

(1)	Assigned reserves represent recoverable coal reserves that we have committed to mine at locations operating as of December 31, 2007. Unassigned reserves represent coal at suspended locations and coal that has not been committed. These reserves would require new mine development, mining equipment or plant facilities before operations could begin on the property.

(2)	Compliance coal is defined by Phase II of the Clean Air Act as coal having sulfur dioxide content of 1.2 pounds or less per million Btu. Non-compliance coal is defined as coal having sulfur dioxide content in excess of this standard. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emissions allowance credits or blending higher sulfur coal with lower sulfur coal.

(3)	As-received Btu per pound includes the weight of moisture in the coal on an as sold basis. The average moisture content used in the determination of as received Btu in Appalachia was 7%. The moisture content used in the determination of as received Btu in Illinois Basin ranged from 9% to 14%.

(4)	Includes Big Run, which was sold in the first half of 2007.

Item 3.	Legal Proceedings.

From time to time, Patriot and its subsidiaries are involved in legal proceedings, arbitration proceedings and administrative procedures arising in the ordinary course of business. We believe we have recorded adequate reserves for these liabilities and that there is no individual case pending, including the environmental matter described below, that is reasonably likely to have a material adverse effect on our financial condition, results of operations or cash flows.

Environmental Claims and Litigation

We are subject to applicable federal, state and local environmental laws and regulations where we conduct operations. Current and past mining operations are primarily covered by SMCRA, the Clean Water Act and the Clean Air Act but also include Superfund, the Superfund Amendments and Reauthorization Act of 1986 and the Resource Conservation and Recovery Act of 1976. Superfund and similar state laws create liability for investigation and remediation in response to releases of hazardous substances in the environment and for damages to natural resources. Under that legislation and many state Superfund statutes, joint and several liability may be imposed on waste generators, site owners and operators and others regardless of fault. These regulations could require us to do some or all of the following: (i) remove or mitigate the effects on the environment at various sites from the disposal or release of certain substances; (ii) perform remediation work at such sites; and (iii) pay damages for loss of use and non-use values.

Our policy is to accrue environmental cleanup-related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including the nature and extent of contamination, the timing, extent and method of the remedial action, changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. We also assess the financial capability and proportional share of costs of other PRPs and, where allegations are based on tentative findings, the reasonableness of our apportionment. We have not anticipated any recoveries from insurance carriers in the estimation of liabilities recorded in our consolidated balance sheets.

Although waste substances generated by coal mining and processing are generally not regarded as hazardous substances for the purposes of Superfund and similar legislation and are generally covered by SMCRA, some products used by coal companies in operations, such as chemicals, and the disposal of these products are governed by the Superfund statute. Thus, coal mines currently or previously owned or operated by us, and sites to which we have sent waste materials, may be subject to liability under Superfund and similar state laws.

One of our subsidiaries operated the Eagle No. 2 Mine located near Shawneetown, IL from 1969 until closure of the mine in July of 1993. In 1999, the State of Illinois brought a proceeding before the Illinois Pollution Control Board against our subsidiary alleging that groundwater contamination due to leaching from a coal waste pile at the mine site violated state standards. Our subsidiary has developed a remediation plan with the State of Illinois and is negotiating with the Illinois Attorney General’s office with respect to their claim for a civil penalty of $1.3 million.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

Executive Officers

Set forth below are the names, ages as of February 29, 2008 and current positions of our executive officers. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Positions

Richard M. Whiting	53	President, Chief Executive Officer & Director
Irl F. Engelhardt.	61	Chairman of the Board of Directors, Executive Advisor and Director
Mark N. Schroeder	51	Senior Vice President & Chief Financial Officer
Jiri Nemec	51	Senior Vice President & Chief Operating Officer
Charles A. Ebetino, Jr.	55	Senior Vice President — Corporate Development
Joseph W. Bean	45	Senior Vice President, General Counsel & Corporate Secretary
Michael V. Altrudo	60	Senior Vice President & Chief Marketing Officer
Sara E. Wade	38	Senior Vice President — Human Resources

Richard M. Whiting

President, Chief Executive Officer and Director

Richard M. Whiting, age 53, serves as President & Chief Executive Officer and as a director. Whiting joined Peabody’s predecessor company in 1976 and has held a number of operations, sales and engineering positions both at the corporate offices and at field locations. Prior to the spin-off, Mr. Whiting was Peabody’s Executive Vice President & Chief Marketing Officer from May 2006 to 2007, with responsibility for all marketing, sales and coal trading operations, as well as Peabody’s joint venture relationships. He previously served as President & Chief Operating Officer and as a director of Peabody from 1998 to 2002. He also served as Executive Vice President — Sales, Marketing & Trading from 2002 to 2006, and as President of Peabody COALSALES Company from 1992 to 1998.

Whiting is the former Chairman of National Mining Association’s Safety and Health Committee, the former Chairman of the Bituminous Coal Operators’ Association, and a past board member of the National Coal Council. He is currently a director of the Society of Mining Engineers Foundation. Whiting holds a Bachelor of Science degree in mining engineering from West Virginia University.

Irl F. Engelhardt

Chairman of the Board of Directors, Executive Advisor and Director

Irl F. Engelhardt, age 61, serves as Chairman of the Board of Directors and Executive Advisor. Prior to the spin-off, Mr. Engelhardt served as Chairman and as a director of Peabody Energy Corporation from 1998 until October 2007. Mr. Engelhardt also served as Chief Executive Officer of Peabody from 1998 to 2005 and as Chief Executive Officer of a predecessor of Peabody from 1990 to 1998. He also served as Chairman of a predecessor of Peabody from 1993 to 1998 and as President from 1990 to 1995. After joining a predecessor of Peabody in 1979, he held various officer level positions in the executive, sales, business development and administrative areas, including Chairman of Peabody Resources Ltd. (Australia) and Chairman of Citizens Power LLC. Mr. Engelhardt also served as Co-Chief Executive Officer and executive director of The Energy Group from February 1997 to May 1998, Chairman of Cornerstone Construction & Materials, Inc. from September 1994 to May 1995 and Chairman of Suburban Propane Company from May 1995 to February 1996. He also served as a director and Group Vice President of Hanson Industries from 1995 to 1996. He also previously served as Chairman of the National Mining Association (NMA), the Coal Industry Advisory Board of the International Energy Agency, the Center for Energy and Economic Development and the Coal Utilization Research Council, as well as Co-Chairman of the Coal Based Generation Stakeholders Group. He serves on the Boards of Directors of Valero Energy Corporation and The Williams Companies, Inc., and is Chair of The Federal Reserve Bank of St. Louis.

Mark N. Schroeder

Senior Vice President & Chief Financial Officer

Mark N. Schroeder, age 51, serves as Senior Vice President & Chief Financial Officer. Prior to the spin-off, Schroeder held several key management positions in his career at Peabody which began in 2000. These positions include President of Peabody China (2006 to 2007), Vice President of Materials Management (2004 to 2006), Vice President of Business Development (2002 to 2004) and Vice President and Controller (2000 to 2002). He has more than 27 years of business experience, including as Chief Financial Officer of Behlmann Automotive Group (1997 to 1998), Chief Financial Officer of Franklin Equity Leasing Company (from 1998 to 2000) and financial management positions with McDonnell Douglas Corporation and Ernst & Young, LLP.

Schroeder is a certified public accountant and holds a Bachelor of Science degree in business administration from Southern Illinois University — Edwardsville.

Jiri Nemec

Senior Vice President & Chief Operating Officer

Jiri Nemec, age 51, serves as Senior Vice President & Chief Operating Officer. Nemec, a 20-year Peabody veteran, has extensive experience with Peabody’s eastern U.S. operations. Prior to the spin-off, Nemec was Group Vice President for Peabody’s U.S. Eastern Operations from 2005 to 2007. Nemec also served as Group Executive for Appalachian Operations from 2001 to 2005 and Group Executive for Midwest Operations from 1999 to 2001.

Other previous positions with Peabody include Group Executive for Northern Appalachian Operations and Operations Manager for the Federal No. 2 Operating Unit. Nemec holds a Bachelor of Science degree in mining engineering from Pennsylvania State University and a Master of Business Administration degree from Washington University in St. Louis. He also holds professional engineering certifications in West Virginia and Pennsylvania.

Charles A. Ebetino, Jr.

Senior Vice President — Corporate Development

Charles A. Ebetino, Jr., age 55, serves as Senior Vice President — Corporate Development. Prior to the spin-off, Ebetino was Senior Vice President — Business and Resource Development for Peabody since May 2006. Ebetino also served as Senior Vice President — Market Development for Peabody’s sales and marketing subsidiary from 2003 to 2006. Ebetino joined Peabody in 2003 after more than two decades with American Electric Power Company, Inc. (AEP) where he served in a number of management roles in the fuel procurement and supply group, including Senior Vice President of fuel supply and President & Chief Operating Officer of AEP’s coal mining and coal-related subsidiaries from 1993 until 2002. In 2002, he formed Arlington Consulting Group, Ltd., an energy industry consulting firm.

Ebetino is a past board member of NMA, former Chairman of the NMA Environmental Committee, a former Chairman and Vice Chairman of the Edison Electric Institute’s Power Generation Subject Area Committee, a former Chairman of the Inland Waterway Users Board, and a past board member and president of the Western Coal Transportation Association. Ebetino has a Bachelor of Science degree in civil engineering from Rensselaer Polytechnic Institute. He also attended the New York University School of Business for graduate study in finance.

Joseph W. Bean

Senior Vice President, General Counsel & Corporate Secretary

Joseph W. Bean, age 45, serves as Senior Vice President, General Counsel & Corporate Secretary. Prior to the spin-off, Bean served as Peabody’s Vice President & Associate General Counsel and Assistant Secretary (2005 to 2007) and as Senior Counsel (2001 to 2005). During his tenure at Peabody, Bean directed the company’s legal and compliance activities related to mergers and acquisitions, corporate governance, corporate finance and securities matters.

Bean has 20 years of corporate law experience, including 16 years as in-house legal counsel. Bean was counsel and assistant corporate secretary for The Quaker Oats Company prior to its acquisition by PepsiCo in 2001 and assistant general counsel for Pet Incorporated prior to its 1995 acquisition by Pillsbury. Bean also served as a corporate law associate with the law firms of Mayer, Brown & Platt in Chicago and Thompson & Mitchell in St. Louis. Bean holds a Bachelor of Arts degree from the University of Illinois and a Juris Doctorate from Northwestern University School of Law.

Michael V. Altrudo

Senior Vice President & Chief Marketing Officer

Michael V. Altrudo, age 60, serves as Senior Vice President & Chief Marketing Officer. Prior to the spin-off, Altrudo served as marketing advisor to Peabody’s COALTRADE International subsidiary since 2005, with executive advisory responsibilities for its international sales, marketing, trading and brokerage activities. Altrudo previously served as President of Peabody COALTRADE International (2004 to 2005), Senior Vice President, International Sales & Trading, for Peabody COALSALES Company (2004) and Senior Vice President of Sales & Marketing for Appalachia (1999 to 2004). Mr. Altrudo has 27 years of coal industry experience, including sales, marketing, trading and brokerage in the Appalachian steam coal markets as well as sales and purchases of Appalachian metallurgical coal. He has extensive sales experience in both utility and industrial markets. Prior to joining Peabody in 1999, Altrudo held executive level sales and marketing positions with Zeigler Coal Holding Company, Drummond Company, Nerco Coal Company and Derby Coal Company. Altrudo holds a Bachelor of Science degree in finance from Duquesne University.

Sara E. Wade

Senior Vice President — Human Resources

Sara E. Wade, age 38, serves as Senior Vice President — Human Resources. Wade joined Peabody in 1995, where she served in a number of management roles, including Vice President — Compensation & Employee

Services (2006 to 2007), Director of Compensation and Employee Relations (2004 to 2006), Director of Compensation (2003 to 2004) and Manager of Compensation (2000 to 2003). Prior to 2000, Wade also served as Manager of Financial Reporting in Peabody’s finance and accounting area. During her tenure at Peabody, Wade directed the development and implementation of the company’s compensation and incentive plans as well as the execution of the recruiting strategies for the company’s workforce of the future. Prior to joining Peabody, Wade held positions with KPMG Peat Marwick.

Wade holds a Bachelor of Science degree in accountancy from the University of Illinois and a Master of Business Administration degree from Washington University in St. Louis.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On October 31, 2007, Peabody effected the spin-off of Patriot and its subsidiaries. The spin-off was accomplished through a dividend of all outstanding shares of Patriot Coal Corporation. Our common stock is listed on the New York Stock Exchange, under the symbol “PCX.” As of February 29, 2008, there were 117 holders of record of our common stock.

The high and low sales price for our common stock on the New York Stock Exchange for the period from November 1, 2007 to December 31, 2007 was $43.00 and $27.16.

Dividend Policy

We do not anticipate that we will pay cash dividends on our common stock in the near term. The declaration and amount of future dividends, if any, will be determined by our Board of Directors and will depend on our financial condition, earnings, capital requirements, financial covenants, regulatory constraints, industry practice and other factors our Board deems relevant.

Stock Performance Graph

The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the S&P© 600 Stock Index and (ii) the Custom Composite Index comprised of Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., Foundation Coal Holding Inc., International Coal Group Inc., James River Coal Co., Massey Energy Company, Peabody Energy Corp. and Westmoreland Coal Company. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on November 01, 2007 with dividends reinvested

SOURCE: GEORGESON INC.

	1-Nov-07	30-Nov-07	31-Dec-07
Patriot Coal Corp.	$100	$90	$111
S&P © 600	$100	$97	$96
Custom Composite Index (9 Stocks)	$100	$109	$125

In accordance with SEC rules, the information contained in the Stock Performance Graph above, shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or subject to the SEC’s Regulation 14A or 14C, other than as provided under Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Consolidated Financial Data.

The following table presents selected financial and other data about us for the most recent five fiscal years. The historical financial and other data have been prepared on a consolidated basis derived from Patriot’s consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Patriot’s businesses and give effect to allocations of expenses from Peabody. For periods prior to the spin-off, the historical consolidated statement of income data set forth below do not reflect changes that occurred in the operations and funding of our company as a result of our spin-off from Peabody. The historical consolidated balance sheet data set forth below reflect the assets and liabilities that existed as of the dates and the periods presented.

The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical financial statements and the accompanying notes thereto of us and our consolidated subsidiaries included elsewhere in this report. The consolidated statements of operations and cash flow data for each of the three years in the period ended December 31, 2007 and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the accompanying notes. The consolidated balance sheet data as of December 31, 2005 and the consolidated statement of operations for the year ended December 31, 2004 were derived from audited consolidated financial statements that are not presented in this report. The consolidated statement of operations for the year ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2004 and December 31, 2003 were derived from our unaudited financial statements. In management’s opinion, these unaudited consolidated financial statements have been prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial data for the periods presented.

The financial information presented below may not reflect what our results of operations, cash flows and financial position would have been had we operated as a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. In addition, the Risk Factors section of Item 1A of this report includes a discussion of risk factors that could impact our future results of operations.

	Year Ended December 31,
	2007		2006		2005		2004	2003
	(In thousands, except for share and per share data)
								(Unaudited)

Results of Operations Data:
Revenues
Sales	$1,069,316		$1,142,521		$960,901		$812,055	$586,556
Other revenues	4,046		5,398		17,376		4,369	3,190

Total revenues	1,073,362		1,147,919		978,277		816,424	589,746
Costs and expenses
Operating costs and expenses	1,109,315		1,051,932		869,163		740,816	640,713
Depreciation, depletion and amortization	85,640		86,458		65,972		62,580	57,720
Asset retirement obligation expense	20,144		24,282		15,572		27,262	17,930
Selling and administrative expenses	45,137		47,909		57,123		58,491	41,118
Other operating income:
Net gain on disposal or exchange of assets	(81,458	)(1)	(78,631	)(1)	(57,042	)(1)	(5,764)	(23,390)
Income from equity affiliates(2)	(63)		(60)		(15,578)		(12,335)	(3,410)

Operating profit (loss)	(105,353)		16,029		43,067		(54,626)	(140,935)
Interest expense	8,337		11,419		9,833		12,701	12,746
Interest income	(11,543)		(1,417)		(1,553)		(918)	(1,960)

Income (loss) before income taxes and minority interests	(102,147)		6,027		34,787		(66,409)	(151,721)
Income tax provision	—		8,350		—		—	—
Minority interests(2)	4,721		11,169		—		275	—

Income (loss) before accounting changes	(106,868)		(13,492)		34,787		(66,684)	(151,721)
Cumulative effect of accounting changes	—		—		—		—	(4,833	)(3)

Net income (loss)	(106,868)		(13,492)		34,787		(66,684)	(156,554)
Effect of minority purchase arrangement	(15,667)		—		—		—	—
Net income (loss) attributable to common stockholders	$(122,535)		$(13,492)		$34,787		$(66,684)	$(156,554)

Loss per share, basic and diluted	$(4.61)		N/A		N/A		N/A	N/A
Weighted average shares outstanding — basic and diluted	26,570,940		N/A		N/A		N/A	N/A
Balance Sheet Data (at period end) (2003-2004 unaudited):
Total assets	$1,199,837		$1,178,181		$1,113,058		$836,608	$848,640
Total liabilities	1,117,521		1,851,855	(4)	1,511,810		2,036,892	1,989,225
Total long-term debt	11,438		20,722		11,459		—	—
Minority interests	—		16,153		—		—	—
Total stockholders’ equity (deficit)	82,316		(689,827)		(398,752)		(1,200,284)	(1,140,585)

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except for share and per share data)
					(Unaudited)

Other Data:
Tons sold (in millions and unaudited)	22.1	24.3	23.8	24.6	21.0
Net cash provided by (used in):
Operating activities	$(79,699)	$(20,741)	$17,823	$(62,205)	$(176,544)
Investing activities	54,721	1,993	(29,529)	55,850	116,512
Financing activities	30,563	18,627	11,459	6,985	60,000
Adjusted EBITDA(5) (unaudited)	431	126,769	124,611	35,216	(65,285)
Past mining obligation payments (unaudited)	144,811	150,672	154,479	179,299	175,597
Additions to property, plant, equipment and mine development	55,594	80,224	75,151	36,780	74,550
Acquisitions, net	47,733	44,538	—	2,490	—

(1)	Net gain on disposal or exchange of assets included a $37.4 million gain from an exchange of coal reserves as part of a dispute settlement with a third-party supplier in 2005, gains of $66.6 million from sales of coal reserves and surface lands in 2006 and gains of $78.5 million from the sales of coal reserves and surface land in 2007.

(2)	In March 2006, we increased our 49% interest in KE Ventures, LLC to an effective 73.9% interest and began combining KE Ventures, LLC’s results with ours effective January 1, 2006. In 2007, we purchased the remaining interest. Prior to 2006, KE Ventures, LLC was accounted for on an equity basis and included in income from equity affiliates in our statement of operations.

(3)	The charge to cumulative effect of accounting changes related to the January 1, 2003 adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” and the change in method of amortizing actuarial gain and losses related to net periodic postretirement benefit costs.

(4)	We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2006, and as a result, increased noncurrent liabilities and decreased total invested capital (accumulated other comprehensive loss) by $322.1 million.

(5)	Adjusted EBITDA is defined as net income (loss) before deducting net interest expense, income taxes, minority interests, asset retirement obligation expense, depreciation, depletion and amortization and cumulative effect of accounting changes. Adjusted EBITDA is used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. The term Adjusted EBITDA does not purport to be an alternative to operating income, net income or cash flows from operating activities as determined in accordance with GAAP as a measure of profitability or liquidity. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA is calculated as follows (unaudited):

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Net income (loss)	$(106,868)	$(13,492)	$34,787	$(66,684)	$(156,554)
Cumulative effect of accounting changes	—	—	—	—	4,833
Income tax provision	—	8,350	—	—	—
Depreciation, depletion and amortization	85,640	86,458	65,972	62,580	57,720
Asset retirement obligation expense	20,144	24,282	15,572	27,262	17,930
Interest expense	8,337	11,419	9,833	12,701	12,746
Interest income	(11,543)	(1,417)	(1,553)	(918)	(1,960)
Minority interests	4,721	11,169	—	275	—

Adjusted EBITDA	$431	$126,769	$124,611	$35,216	$(65,285)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Prior to October 31, 2007, we were a subsidiary of Peabody. Effective October 31, 2007, Patriot spun-off from Peabody through the distribution of all of our common stock to the stockholders of Peabody as a dividend. We entered into a Separation Agreement with Peabody containing the key provisions relating to the separation of our business from Peabody. The Separation Agreement identifies the assets transferred, liabilities assumed and contracts to be assigned to us.

We are a leading producer of coal in the eastern United States, with operations and coal reserves in Appalachia and the Illinois Basin, our operating segments. We are also a leading U.S. producer of metallurgical quality coal. Our principal business is the mining, preparation and sale of steam coal, sold primarily to electric utilities, as well as the mining of metallurgical coal, sold to coke producers for use in the steelmaking process. In 2007, we sold 22.1 million tons of coal, of which 77% was sold to domestic electric utilities and 23% was sold to domestic and global steel producers. In 2006, we sold 24.3 million tons of coal, of which 77% was sold to domestic electric utilities and 23% was sold to domestic and global steel producers. We typically sell coal to utility and steel-making customers under contracts with terms of one year or more. Approximately 83% and 85% of our sales were under such contracts during 2007 and 2006, respectively.

Our operations consist of ten company-operated mines and numerous contractor-operated mines, serviced by eight coal preparation facilities, with one in northern West Virginia, four in southern West Virginia and three in western Kentucky. The Appalachia and Illinois Basin segments consist of our operations in West Virginia and Kentucky, respectively. We ship coal to electric utilities, industrial users and metallurgical coal customers via third-party loading facilities and multiple rail and river transportation routes.

Basis of Preparation

The information discussed below primarily relates to our historical results and may not necessarily reflect what our financial position, results of operations and cash flows will be in the future or would have been as a stand-alone company during the periods presented. Our capital structure changed significantly at the date of our spin-off from Peabody. On October 31, 2007, Patriot received a net contribution from Peabody of $781.3 million, which reflected the following:

•	retention by Peabody of certain retiree healthcare liabilities of $615.8 million;

•	the forgiveness of the outstanding intercompany payables to Peabody on October 31, 2007 of $81.5 million;

•	the retention by Patriot of trade accounts receivable at October 31, 2007, previously recorded through intercompany receivables, of $68.6 million;

•	a $30.0 million cash contribution;

•	the retention by Peabody of assets and asset retirement obligations related to certain Midwest mining operations of a net $8.1 million;

•	less the transfer of intangible assets of $22.7 million related to purchased contract rights for a supply contract retained by Peabody.

At spin-off, we entered into certain on-going operational agreements with Peabody to increase the price paid to us under a major existing coal sales agreement to be more reflective of the then current market pricing for similar quality coal. We encourage you to read our Unaudited Pro Forma Consolidated Financial Data provided within this Management’s Discussion and Analysis of Financial Condition and Results of Operations to better understand how our results have been impacted by the separation from Peabody and the various separation agreements that were effective with the spin-off transaction. The consolidated financial statements presented below include allocations of Peabody expenses, assets and liabilities through the date of the spin-off, including the following items:

Selling and Administrative Expenses

For the periods prior to spin-off, our historical selling and administrative expenses were based on an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic, based on principal activity, headcount, tons sold or revenues as appropriate. The allocated expenses generally reflect service costs for marketing and sales, general accounting, legal, finance and treasury, public relations, human resources, environmental, engineering and internal audit. The variance in our historical selling and administrative expenses relates to fluctuations in Peabody’s overall selling and administrative expenses. These allocated expenses are not necessarily indicative of the costs we would have incurred as a stand-alone company.

Interest Expense

For the periods prior to the spin-off, our historical interest expense primarily related to fees for letters of credit and surety bonds used to guarantee our reclamation, workers’ compensation, retiree healthcare and lease obligations as well as interest expense related to intercompany notes with Peabody. Our capital structure changed following our spin-off from Peabody, and effective October 31, 2007, we entered into a four-year revolving credit facility. See Liquidity and Capital Resources — Credit Facility for information about our new facility. The intercompany notes totaling $62.0 million with Peabody were forgiven at spin-off.

Income Tax Provision

Income taxes are accounted for using a balance sheet approach in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). We account for deferred income taxes by applying statutory tax rates in effect at the date of the balance sheet to differences between the book and tax basis of assets and liabilities. A valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and the overall deferred tax position.

SFAS No. 109 specifies that the amount of current and deferred tax expense for an income tax return group are to be allocated among the members of that group when those members issue separate financial statements. For purposes of the consolidated financial statements, our income tax expense has been recorded as if we filed a consolidated tax return separate from Peabody, notwithstanding that a majority of the operations were historically included in the U.S. consolidated income tax return filed by Peabody. Our valuation allowance was also determined on the separate tax return basis. Additionally, our tax attributes (i.e. net operating losses and Alternative Minimum Tax credits) have been determined based on U.S. consolidated tax rules describing the apportionment of these items upon departure (i.e. spin-off) from the Peabody consolidated group.

Peabody was managing its tax position for the benefit of its entire portfolio of businesses. Peabody’s tax strategies are not necessarily reflective of the tax strategies that we would have followed or will follow as a stand-alone company, nor were they necessarily strategies that optimized our stand-alone position. As a result, our effective tax rate as a stand-alone entity may differ significantly from those prevailing in historical periods.

Results of Operations

Segment Adjusted EBITDA

The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as net income (loss) before deducting net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Segment Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Because Segment Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Segment Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Item 6. Selected Consolidated Financial Data. Segment Adjusted EBITDA excludes selling, general and administrative expenses, past mining obligation expense and gain on disposal of assets and is reconciled to its most comparable measure below under Net Income (Loss).

Geologic Conditions

Our results are impacted by geologic conditions as they relate to coal mining, and these conditions refer to the physical nature of the coal seam and surrounding strata and its effect on the mining process. Geologic conditions that can have an adverse effect on underground mining include thinning coal seam thickness, rock partings within a coal seam, weak roof or floor rock, sandstone channel intrusions, groundwater and increased stresses within the surrounding rock mass due to over mining, under mining and overburden changes. The term “adverse geologic conditions” is used in general to refer to these and similar situations where the geologic setting can negatively affect the normal mining process. Adverse geological conditions would be markedly different from those that would be considered typical geological conditions for a given mine. Since over 90% of our production is sourced from underground operations, geologic conditions are a major factor in our results of operations.

Year ended December 31, 2007 compared to year ended December 31, 2006

Summary

Revenues were $1,073.4 million and Segment Adjusted EBITDA was $101.7 million for the year ended December 31, 2007, both lower than the prior year primarily driven by lower sales volumes due to production shortfalls. Production shortfalls resulted from a delayed longwall move at one of our mines and increased levels of adverse geologic conditions including excessive groundwater from heavy spring rains, roof falls and roof partings. Net loss was $106.9 million in 2007 compared to $13.5 million in the prior year. The increased net loss was mainly driven by the lower sales volumes and higher operating costs.

Tons Sold and Revenues

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)

Appalachia	14,432	15,292	(860)	(5.6)%
Illinois Basin	7,711	8,998	(1,287)	(14.3)%

Total Tons Sold	22,143	24,290	(2,147)	(8.8)%

Appalachia	$821,116	$890,198	$(69,082)	(7.8)%
Illinois Basin	252,246	257,721	(5,475)	(2.1)%

Total Revenues	$1,073,362	$1,147,919	$(74,557)	(6.5)%

Average sales price per ton sold:
Appalachia	$56.89	$58.21	$(1.32)	(2.3)%
Illinois Basin	32.71	28.64	4.07	14.2%

The decrease in the Appalachia revenue for the year ended December 31, 2007 compared to the prior year reflected lower sales volumes driven by adverse geologic conditions, a delayed longwall move at one of our mines, and the loss of a coal supplier in late 2006, partially offset by additional volumes from the Black Stallion contract mine, which began production in the third quarter of 2006. Adverse geologic conditions included roof falls and partings that reduced saleable coal yields.

The decrease in the Illinois Basin revenue for the year ended December 31, 2007 compared to the prior year reflected reduced sales volumes associated mainly with the closure of the Big Run mine, partially offset by higher pricing principally resulting from a price increase on a long-term contract under the market price adjustment provision of the contract.

Segment Adjusted EBITDA

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%
		(Dollars in thousands)

Appalachia	$89,850	$204,827	$(114,977)	(56.1)%
Illinois Basin	11,862	(1,900)	13,762	n/a

Segment Adjusted EBITDA	$101,712	$202,927	$(101,215)	(49.9)%

Segment Adjusted EBITDA for Appalachia decreased in 2007 from the prior year primarily due to lower sales volume as described above and higher operating costs primarily due to additional materials and supplies required for the delayed longwall move at one of our mines, roof control, equipment repair and maintenance, as well as higher labor expenses related to a labor agreement that became effective on January 1, 2007, partially offset by lower revenue-based taxes and royalties.

Segment Adjusted EBITDA for the Illinois Basin increased in 2007 from the prior year primarily due to the higher average sales price as discussed above. Operating costs decreased in 2007 compared to the prior year primarily due to the closure of the Big Run mine, partially offset by higher costs related to preparation plant maintenance and additional equipment requirements at one of our mines associated with roof falls and excessive water.

Net Income (Loss)

	Year Ended		Increase (Decrease)
	December 31,		to Income
	2007	2006	$	%
		(Dollars in thousands)

Segment Adjusted EBITDA	$101,712	$202,927	$(101,215)	(49.9)%
Corporate and Other:
Past mining obligation expense	(137,602)	(106,880)	(30,722)	(28.7)%
Net gain on disposal of assets	81,458	78,631	2,827	3.6%
Selling and administrative expenses	(45,137)	(47,909)	2,772	5.8%

Total corporate and other	(101,281)	(76,158)	(25,123)	(33.0)%
Depreciation, depletion and amortization	(85,640)	(86,458)	818	0.9%
Asset retirement obligation expense	(20,144)	(24,282)	4,138	17.0%
Interest expense:
Peabody	(4,969)	(5,778)	809	14.0%
Third-Party	(3,368)	(5,641)	2,273	40.3%
Interest income	11,543	1,417	10,126	n/a

Income (loss) before income taxes and minority interest	(102,147)	6,027	(108,174)	n/a
Income tax provision	—	(8,350)	8,350	n/a
Minority interests	(4,721)	(11,169)	6,448	57.7%

Net income (loss)	(106,868)	(13,492)	(93,376)	n/a
Effect of minority purchase arrangement	(15,667)	—	(15,667)	n/a

Net income (loss) attributable to common stockholders	$(122,535)	$(13,492)	$(109,043)	n/a

Past Mining Obligation Expense

Past mining obligation expenses were higher in 2007 than the prior year primarily due to higher retiree healthcare costs resulting from higher amortization of actuarial loss and increased funding for multi-employer healthcare and pension plans in accordance with provisions of 2006 legislation and the 2007 National Bituminous Coal Wage agreement (effective January 1, 2007). Our 2007 and 2006 operating costs included approximately $51.9 million and $46.1 million, respectively, for certain retiree healthcare obligation expenses that would have been assumed by Peabody had the proposed spin-off occurred at the beginning of each period.

Net Gain on Disposal of Assets

Net gain on disposal of assets was $2.8 million higher for 2007. The net gain for the 2007 period was attributable principally to the sale of 88 million tons of coal reserves, and surface land in Kentucky and the Big Run Mine for $26.5 million in cash and $69.4 million in notes receivable which resulted in a gain of $78.5 million. The net gain for the 2006 period was primarily attributable to the sale of coal reserves and surface land located in Kentucky and West Virginia for proceeds of $84.9 million, including cash of $31.8 million and notes receivable of $53.1 million which resulted in a gain of $66.6 million. Property sales in 2007 and 2006 are not indicative of the level we would expect on an ongoing basis.

Selling and Administrative Expenses

For the period prior to the spin-off, our historical selling and administrative expenses are based on an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic. The decrease of $2.8 million in 2007 compared to 2006 reflected changes in Peabody’s allocable selling and administrative expenses as well as changes to the allocation base. These allocated expenses are not necessarily indicative of the costs we would incur as a stand-alone company.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for 2007 decreased slightly compared to 2006 primarily due to the closure of the Big Run mine.

Asset Retirement Obligation Expense

Asset retirement obligation expense decreased in 2007 compared to the prior year primarily due to accelerated reclamation work at closed mines in 2006 with less activity in 2007.

Interest Expense (Income)

Third party interest expense decreased in 2007 as KE Ventures, LLC repaid $23.8 million in bank loans in the second half of 2006 and replaced the bank debt with a Peabody note which was subsequently forgiven at spin-off.

Interest income increased in 2007 compared to the prior year due to additional interest income on notes receivable that resulted from the sale of Kentucky coal reserves in the second half of 2006 and the first half of 2007.

Income Tax Provision

In 2006, we incurred $8.4 million of tax obligation for federal taxes from the disposal of assets and the preference limitation on percentage depletion. Patriot was included in Peabody’s consolidated group during 2006 and the consolidated group had sufficient net operating losses available to offset the taxable income of Patriot, so this tax obligation did not require Patriot to make cash payments.

Minority Interests

We acquired an effective controlling interest in KE Ventures, LLC during the first quarter of 2006, and began consolidating KE Ventures, LLC in our results in 2006. The portion of earnings that represents the interests of the minority owners is deducted from our income (loss) before income taxes and minority interests to determine net income (loss). The minority interest recorded in 2007 and 2006 represented the share of KE Ventures, LLC earnings in which the minority holders were entitled to participate. We acquired the remaining minority interest in KE Ventures, LLC in 2007.

Effect of Minority Purchase Arrangement

Upon the spin-off from Peabody, the minority interest holders of KE Ventures, LLC held an option that could require Patriot to purchase the remaining 18.5% of KE Ventures, LLC upon a change in control. The minority owners of KE Ventures, LLC exercised this option in 2007, and the Company acquired the remaining minority interest in KE Ventures, LLC on November 30, 2007 for $33.0 million. Because the option requiring Patriot to purchase KE Ventures, LLC is considered a mandatorily redeemable instrument outside of the Company’s control, amounts paid to the minority interest holders in excess of carrying value of the minority interests in KE Ventures, LLC, or $15.7 million, is reflected as an increase in net loss attributable to common stockholders. Because this obligation was fully redeemed as of December 31, 2007, adjustments to net income attributable to common stockholders will not be required in future periods.

Unaudited Pro Forma Consolidated Financial Data

The unaudited pro forma consolidated statement of operations presented below has been derived from our audited historical consolidated financial statements for the year ended December 31, 2007. This unaudited pro forma consolidated financial information should be read in conjunction with Results of Operations and the consolidated financial statements and notes related to those consolidated financial statements included elsewhere in this report.

The unaudited pro forma consolidated statement of operations for the year ended December 31, 2007 reflects adjustments to our historical financial statements to present our results as if the spin-off occurred on January 1, 2007. These adjustments include, among other things, an increase to revenue (and related royalties and taxes) from repricing of a coal supply agreement and a reduction to our costs associated with the assumption by Peabody of certain of our retiree healthcare liabilities estimated at a present value of $603.4 million as of December 31, 2007.

The pro forma adjustments are based on assumptions that management believes are reasonable. The unaudited pro forma consolidated financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations or financial position would have been had the separation and distribution and the related transactions occurred on the dates indicated. The unaudited pro forma consolidated financial information also should not be considered representative of our future results of operations or financial position.

Unaudited Pro Forma Consolidated Statement of Operations

	Twelve Months Ended December 31, 2007
	Historical	Adjustments		Pro Forma
	(Dollars in thousands)

Revenues
Sales	$1,069,316	$22,850	(a)	$1,092,166
Other revenues	4,046	—		4,046

Total revenues	1,073,362	22,850		1,096,212
Costs and expenses
Operating costs and expenses	1,109,315	(51,875	)(b)	1,058,600
		(1,125	)(c)
		2,285	(a)
Depreciation, depletion and amortization	85,640	(1,717	)(d)	83,923
Asset retirement obligation expense	20,144	—		20,144
Selling and administrative expenses	45,137	(13,237	)(e)	31,900
Other operating income:
Net gain on disposal of assets	(81,458)	—		(81,458)
Income from equity affiliates	(63)	—		(63)

Operating profit (loss)	(105,353)	88,519		(16,834)
Interest expense	3,368	5,267	(f)	8,635
Interest expense related to former Parent	4,969	(4,969	)(g)	—
Interest income	(11,543)	—		(11,543)

Income (loss) before income taxes and minority interests	(102,147)	88,221		(13,926)
Income tax provision	—	5,967	(h)	5,967
Minority interests	4,721	—		4,721

Net income (loss)	(106,868)	82,254		(24,614)
Effect of minority purchase arrangement	(15,667)	—		(15,667)

Net income (loss) attributable to common stockholders	$(122,535)	$82,254		$(40,281)

Notes to Unaudited Pro Forma Consolidated Statement of Operations

(a)	Reflects an increase to revenues (and related royalties and taxes) related to the repricing of a coal supply agreement to increase the price paid to Patriot to be more reflective of the then current market pricing for similar quality coal at the time of the spin-off.

(b)	Reflects a decrease to operating costs and expenses for the impact of Peabody’s agreement to assume certain of Patriot’s retiree healthcare liabilities in the aggregate amount of $603.4 million as of December 31, 2007.

(c)	Reflects reversal of historical expense related to pension benefit obligations that were not assumed by Patriot.

(d)	Reflects the non-cash transfer to Peabody of an intangible asset related to a purchased contract right recorded on Patriot’s historical financial statements in Investments and Other Assets and historically sourced from Patriot mining operations. As part of the spin-off, Peabody retained the coal supply contract with the ultimate customer.

(e)	Reflects adjustment for estimated selling and administrative costs for Patriot’s stand-alone management and administrative structure and functions. Prior to the spin-off, these services were provided by Peabody under various agreements between Peabody and its subsidiaries, and the historical amount was the result of an allocation of Peabody’s overall selling and administrative costs. The allocation of these Peabody costs was not deemed reasonable for Patriot on a stand-alone basis and a pro forma amount was estimated based on a detailed build-up of expected support costs by function for the Patriot operations as a stand alone business. The costs allocated to Patriot by Peabody were higher than Patriot’s pro forma estimate because the Peabody allocation reflected higher costs compared to Patriot’s stand-alone estimate for areas such as government relations, information systems development, office space, executive incentive compensation and support departments such as accounting, law, engineering and human resources. In addition, the Peabody allocation included costs for major strategy and growth initiatives, most of which did not directly impact the Patriot operations.

(f)	Reflects higher costs for surety bonds and letters of credit based on anticipated rates for these instruments and on Patriot’s requirements to secure financial obligations for reclamation, workers’ compensation and post retirement benefits. The historical financial statements reflect an allocation of Peabody’s fees related to these guarantees.

(g)	Reflects the reversal of the interest expense related to the intercompany note payable to Peabody.

(h)	Reflects tax impact of pro forma adjustments based on the statutory rate adjusted for tax accounting as follows:

Expected tax statutory	$30,877
State income tax	2,719
Percentage depletion	(11,845)
Valuation allowance	(15,784)

Pro forma tax impact	$5,967

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Summary

Our revenues increased in 2006 compared to the prior year primarily driven by increases to average per ton sales prices. In 2005 and early 2006, strong demand for coal was driven by the growing economy, low customer stockpiles, capacity constraints of nuclear generation and high costs for competing fuels used for electricity generation. Additionally, metallurgical coal was sold at a significant premium to steam coal due to global steel production growth during these periods. Later in 2006, steam and metallurgical coal prices decreased from these highs but still remained above historic levels.

While revenues grew in 2006, our Segment Adjusted EBITDA was unfavorably impacted by higher costs from adverse geologic conditions and equipment failures at our mines as well as higher contract miner costs.

The decrease of $25.8 million in Segment Adjusted EBITDA in 2006 compared to 2005 was the result of cost increases due to higher sales-related production taxes and royalties and higher production costs associated with adverse geologic conditions at two mines, partially offset by higher sales prices and volumes.

Tons Sold and Revenues

			Increase (Decrease)
	Year Ended December 31,		2006 from 2005
	2006	2005	Tons/$	%
	(Dollars and tons in thousands,
	except per ton amounts)

Appalachia	15,292	14,066	1,226	8.7%
Illinois Basin	8,998	9,719	(721)	(7.4)%

Total Tons Sold	24,290	23,785	505	2.1%

Appalachia	$890,198	$742,753	$147,445	19.9%
Illinois Basin	257,721	235,524	22,197	9.4%

Total Revenues	$1,147,919	$978,277	$169,642	17.3%

Average sales price per ton sold:
Appalachia	$58.21	$52.80	$5.41	10.2%
Illinois Basin	28.64	24.23	4.41	18.2%

In 2006, the increase in total revenues over 2005 resulted primarily from demand-driven increases in sales prices for metallurgical and steam coal and an increase in sales volumes. In 2006, sales in Appalachia increased over the prior year as average per ton sales prices increased $5.41, driven by increases in demand and improved sulfur premiums for our produced coal. Sales volumes increased due to the addition of KE Ventures, LLC activity, which was combined in 2006 due to the increase in our ownership interest. Sales of KE Ventures, LLC added $135.4 million of revenues in 2006. Partially offsetting this increase was lower production at one of our metallurgical coal mines and at contract miner operations, as both experienced adverse geologic conditions and equipment failures. Sales in the Illinois Basin increased $22.2 million in 2006 compared to 2005 primarily from the demand-driven increases in sales prices, partially offset by lower volumes due to production shortfalls caused by equipment maintenance downtime and lack of barge availability towards the end of 2006. Other revenues not related to coal sales, primarily including coal royalty income, in Appalachia decreased $12.0 million compared to 2005, primarily due to a gain from a customer contract buyout in 2005.

Segment Adjusted EBITDA

			Increase (Decrease) to
			Segment Adjusted EBITDA
	Year Ended December 31,		2006 from 2005
	2006	2005	$	%

Appalachia	$204,827	$227,100	$(22,273)	(9.8)%
Illinois Basin	(1,900)	1,645	(3,545)	(215.5)%

Segment Adjusted EBITDA	$202,927	$228,745	$(25,818)	(11.3)%

In 2006, Segment Adjusted EBITDA decreased $22.3 million in the Appalachia segment and $3.5 million in the Illinois Basin segment compared to the prior year. In the Appalachia segment, the increase in sales discussed above was offset by an increase of $169.7 million in net operating costs. This increase for 2006 compared to 2005 included $98.3 million from the consolidation of KE Ventures, LLC, which was not consolidated in our 2005 results. In 2005, we owned a 49% interest in KE Ventures, LLC and reported our $16.9 million interest in the joint venture’s net income in “Income from equity affiliates.”

We pay various taxes and royalties that are indexed to our sales. The increase in sales during 2006 discussed above resulted in an increase in sales-related taxes and royalties of $35.0 million. Operating costs increased $28.5 million in 2006 due to production issues at one of our metallurgical coal mines as discussed previously. In the Illinois Basin, operating costs increased $25.7 million in 2006 compared to 2005, primarily due to higher labor costs from increased workforce headcount and wage rates. Both segments were negatively impacted by higher roof control costs in 2006 due to an increase in the use and cost of roof bolts.

Net Income (Loss)

			Increase(Decrease)
			to Net Income (Loss)
	Year Ended December 31,		2006 from 2005
	2006	2005	$	%

Segment Adjusted EBITDA	$202,927	$228,745	$(25,818)	(11.3)%
Corporate and Other:
Past mining obligation expense	(106,880)	(104,053)	(2,827)	(2.7)%
Net gain on disposal or exchange of assets	78,631	57,042	21,589	37.8%
Selling and administrative expenses	(47,909)	(57,123)	9,214	16.1%

Total Corporate and Other	(76,158)	(104,134)	27,976	26.9%
Depreciation, depletion and amortization	(86,458)	(65,972)	(20,486)	(31.1)%
Asset retirement obligation expense	(24,282)	(15,572)	(8,710)	(55.9)%
Interest expense:
Peabody	(5,778)	(4,960)	(818)	(16.5)%
Third-Party	(5,641)	(4,873)	(768)	(15.8)%
Interest income	1,417	1,553	(136)	(8.8)%

Income before income taxes and minority interests	6,027	34,787	(28,760)	n/a
Income tax provision	(8,350)	—	(8,350)	n/a
Minority interests	(11,169)	—	(11,169)	n/a

Net income (loss)	$(13,492)	$34,787	$(48,279)	n/a

In 2006, our net loss was $13.5 million, a decrease of $48.3 million compared to net income of $34.8 million in 2005. The decrease in net income in 2006 exceeded the decrease in Segment Adjusted EBITDA due to higher depreciation, depletion and amortization expense reflecting the acquisition of an additional interest in KE Ventures, LLC during the first quarter of 2006.

Past Mining Obligation Expense

Our 2006 operating costs included approximately $46 million for certain retiree healthcare obligations that would have been assumed by Peabody had the proposed spin-off structure been in place at the beginning of 2006.

Net Gain on Disposal or Exchange of Assets

In 2006, net gain on disposal of assets included sales of coal reserves and surface land located in Kentucky and West Virginia with a combined gain of $66.6 million. In 2005, net gain on disposal or exchange of assets included a $37.4 million net gain from an exchange of coal reserves as part of a dispute settlement with a third-party supplier and a $6.2 million net gain on an asset exchange from which we received Illinois Basin coal reserves.

Selling and Administrative Expenses

Our historical selling and administrative expenses are based on an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic, based on activity-based analysis, headcount, tons sold or revenues, as appropriate. In 2006, the decrease of $9.2 million compared to 2005 primarily related to the expansion of Peabody’s allocation base as other mining operations within Peabody grew, thus reducing our proportional share of the general corporate expenses. These allocated expenses are not necessarily indicative of the costs we would incur as a stand-alone company.

Depreciation, Depletion and Amortization

The increase in 2006 of $20.5 million compared to 2005 was primarily due to the consolidation of KE Ventures, LLC in 2006 and higher amortization of royalty rights.

Asset Retirement Obligation Expense

The increase of $8.7 million in 2006 compared to 2005 related to accelerated reclamation work at closed mines and reclamation plan revisions for certain operating mines.

Interest Expense

Third-party interest expense primarily consists of fees related to providing surety bonds or letters of credit to guarantee workers’ compensation, reclamation, post-employment benefit and lease obligations. Our capital structure changed following our spin-off from Peabody.

Income Tax Provision

In 2006, the Company incurred $8.4 million of tax obligation for federal taxes from the disposal of assets and the preference limitation on percentage depletion. Patriot was included in Peabody’s consolidated group during 2006 and the consolidated group had sufficient net operating losses available to offset the taxable income of Patriot, so this tax obligation did not require Patriot to make cash payments.

Minority Interests

We acquired an effective controlling interest in KE Ventures, LLC during the first quarter of 2006, and began consolidating KE Ventures, LLC in our results in 2006. The portion of earnings that represent the interests of the minority owners is deducted from our income (loss) before income taxes and minority interests to determine net income (loss). The minority interest recorded in 2006 represents the share of KE Ventures, LLC earnings in which the minority holders were entitled to participate. Our proportional share of KE Ventures, LLC earnings was included in income from equity affiliates during 2005, therefore no minority interest was recorded for KE Ventures, LLC.

Outlook

As discussed more fully under Item 1A. Risk Factors, our results of operations in the near-term could be negatively impacted by poor weather conditions, by unforeseen adverse geologic conditions or equipment problems at mining locations, by the unavailability of transportation for coal shipments and by the inability of contract miners to fulfill delivery terms of their contracts. On a long-term basis, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves; find replacement buyers for coal under contracts with comparable terms to existing contracts; and the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation. If upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. We are experiencing increases in operating costs related to steel-related products (including roof control), replacement parts, belting products, contract mining and healthcare, and have taken measures to attempt to mitigate the increases in these costs. Management plans to aggressively control costs and operating performance to mitigate external cost pressures and geologic conditions.

Our fourth quarter 2007 results were negatively impacted by the delayed longwall move at our Federal mine. The longwall began operations in late 2007, but has experienced two roof falls during the first quarter of 2008. It is our best estimate that longwall production will be curtailed at Federal during March as we take a conservative approach to remedying the situation and ensuring the safety of our employees. We believe the condition is temporary and that Federal will resume its normal production rate in the second quarter. The lower production at the Federal mine will impact first quarter 2008 earnings.

Our operating results are also impacted by market conditions. Global coal markets continue to grow, driven by increased demand from the growing economies of China and India where coal is either the primary domestic source of fuel or the lowest-cost imported fuel for electricity generation. We do not currently sell coal into China, but Chinese demand is important in determining worldwide coal prices. The Chinese government announced the closure of small mines that account for 100 million tons of production and these mine closures are expected to result in increased net coal imports for China. Railcar shortages, production problems and severe weather in Russia reduced exports by approximately 5 million tons in 2007. South Africa is cutting electricity supplies to the export mining industry as a result of low domestic coal inventories. On a nearer term basis, extreme flooding in Queensland in early 2008 is expected to significantly reduce Australia’s coal export shipments. Metallurgical coal continues to sell at a significant premium to steam coal and we expect to participate in the strong global market for metallurgical coal through production and sales of metallurgical coal from our operations. Overall production in Appalachia in 2007 declined 3.5% compared to 2006. We expect prices for our products, predominantly sold in the U.S., to improve as worldwide demand for coal continues to grow.

Central Appalachia spot prices for metallurgical coal and traded thermal coal prices have increased $60 per ton and $30 per ton, respectively, since the beginning of 2008. We believe strong coal markets will continue worldwide, as long as growth continues in the U.S., Asia and other industrialized economies that are increasing coal demand for electricity generation and steelmaking. The Energy Information Administration of the Department of Energy projects new U.S. coal-fueled generation to increase 147 million tons over the next ten years and over 400 million tons through 2030. Global coal use was up 1.6 billion tons, or 30%, in the last five years and is projected to increase another 1.1 billion tons over the next ten years.

We are targeting 2008 sales volume of 23 to 25 million tons, including 6.5 to 7.5 million tons of metallurgical coal. As of December 31, 2007, our total unpriced planned production for 2008 was 0.5 to 1.0 million tons each of expected met and thermal volumes, for 2009 was 5.5 to 6.5 million tons each of met and thermal volumes and for 2010 was 7.5 to 8.5 million tons of met and 9.0 to 10.0 million tons of thermal volumes. The guidance provided under the caption Outlook should be read in conjunction with the section entitled Cautionary Notice Regarding Forward Looking Statements on page 2 and Item 1A. Risk Factors. Actual events and results may vary significantly from those included in or contemplated or implied by the forward-looking statements under Outlook. For additional information regarding some of the risks and uncertainties that affect our business, see Item 1A. Risk Factors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Employee-Related Liabilities

We have significant long-term liabilities for our employees’ postretirement benefit costs and workers’ compensation obligations. Detailed information related to these liabilities is included in Notes 14 and 16 to our consolidated financial statements. Expense for the year ended December 31, 2007 for these liabilities totaled $127.9 million, while payments were $100.5 million.

Our postretirement benefit and certain components of our workers’ compensation obligations are actuarially determined, and we use various actuarial assumptions, including the discount rate and future cost trends, to estimate the costs and obligations for these items. Our discount rate is determined by utilizing a hypothetical bond portfolio model which approximates the future cash flows necessary to service our liabilities. We make assumptions related to future trends for medical care costs in the estimates of retiree healthcare and work-related injuries and illness obligations. Our medical trend assumption is developed by annually examining the historical trend of our cost per claim data.

If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Moreover, regulatory changes could increase our obligation to satisfy these or additional obligations. Our most significant employee liability is postretirement healthcare. Assumed discount rates and healthcare cost trend rates have a significant effect on the expense and liability amounts reported for healthcare plans. Below we have provided two separate sensitivity analyses, to demonstrate the significance of these assumptions in relation to reported amounts.

Healthcare cost trend rate:

	+1.0%	−1.0%
	(Dollars in thousands)

Effect on total service and interest cost components	$8,163	$(7,494)
Effect on (gain)/loss amortization component	15,102	(13,860)
Effect on total postretirement benefit obligation	66,450	(60,983)

Discount rate:

	+0.5%	−0.5%
	(Dollars in thousands)

Effect on total service and interest cost components	$1,583	$(1,990)
Effect on (gain)/loss amortization component	(6,656)	7,025
Effect on total postretirement benefit obligation	(28,934)	31,758

Asset Retirement Obligations

Our asset retirement obligations primarily consist of spending estimates for surface land reclamation and support facilities at both underground and surface mines in accordance with federal and state reclamation laws as defined by each mining permit. Asset retirement obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage, the timing of these cash flows, and a credit-adjusted, risk-free rate. As changes in estimates occur (such as mine plan revisions, changes in estimated costs, or changes in timing of the reclamation activities), the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different than currently estimated. Moreover, regulatory changes could increase our obligation to perform reclamation and mine closing activities. Asset retirement obligation expense for the year ended December 31, 2007, was $20.1 million, and payments totaled $15.9 million. See detailed information regarding our asset retirement obligations in Note 13 to our consolidated financial statements.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax asset will not be realized. In our annual evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period this determination is made.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN No. 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN No. 48 on January 1, 2007, with no impact to retained earnings. See Newly Adopted Accounting Pronouncements for additional information.

Revenue Recognition

In general, we recognize revenues when they are realizable and earned. We generated substantially all of our revenue in 2007 from the sale of coal to our customers. Revenue from coal sales is realized and earned when risk of loss passes to the customer. Coal sales are made to our customers under the terms of coal supply agreements, most of which have a term of one year or more. Under the typical terms of these coal supply agreements, risk of loss transfers to the customer at the mine or port, where coal is loaded to the rail, barge, ocean-going vessel, truck or other transportation source that delivers coal to its destination.

With respect to other revenues, other operating income, or gains on asset sales recognized in situations unrelated to the shipment of coal, we carefully review the facts and circumstances of each transaction and apply the relevant accounting literature as appropriate, and do not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

Share-Based Compensation

We have an equity incentive plan for employees and non-employee directors that allows for the issuance of share-based compensation in the form of restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, performance awards, restricted stock units and deferred stock units. We recognize share-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment”. We utilize the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of share-based awards requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and a risk-free rate. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

Impairment of Long-Lived Assets

Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets under various assumptions are less than the carrying amounts of those assets. Impairment losses are measured by comparing the estimated fair value of the impaired asset to its carrying amount. There were no impairment losses recorded during the periods covered by the consolidated financial statements.

Liquidity and Capital Resources

Our primary sources of cash include sales of our coal production to customers, sales of non-core assets and financing transactions. Our primary uses of cash include our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations as well as acquisitions. Our ability to service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. We expect to fund our capital expenditure requirements with cash generated from operations or borrowed funds as necessary.

Net cash used in operating activities was $79.7 million for the year ended December 31, 2007, an increase of $59.0 million compared to the prior year. This increase in net cash used primarily related to cash operating losses and working capital changes. On a pro forma basis, our 2007 cash flows from operating activities would have been approximately $72 million higher due to Peabody’s assumption of certain retiree healthcare liabilities and higher revenues due to Peabody’s agreement to increase the price paid to us under a major existing coal sales agreement to be more reflective of the then current market pricing for similar quality coal.

Net cash provided by investing activities was $54.7 million for the year ended December 31, 2007, an increase of $52.7 million compared to the prior year. The increase in cash provided reflected lower capital expenditures of $24.6 million, and an increase to net transactions with Peabody of $47.9 million, partially offset by lower cash proceeds from disposals of assets of $18.7 million. Additionally, the $47.7 million cost to acquire the remaining

26.1% ownership in KE Ventures, LLC was slightly higher than the $44.5 million used to purchase a 24.9% interest in 2006.

Net cash provided by financing activities was $30.6 million for the year ended December 31, 2007, an increase of $11.9 million compared to the prior year. In 2007, we repaid $8.4 million of KE Ventures, LLC debt in conjunction with the acquisition of the remaining ownership described above. Also in 2007, we paid $4.7 million in origination fees for our credit facility, which will be amortized over the term of the facility. In 2006, we repaid KE Ventures, LLC’s outstanding bank debt of $23.8 million.

Promissory Notes

Our total historical indebtedness consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Promissory Notes	$12,365	$12,365
Notes Payable	—	8,357

Total	$12,365	$20,722

The promissory notes were issued in conjunction with an exchange transaction involving the acquisition of Illinois Basin coal reserves. Annual installments of $1.7 million on the notes for principal and interest are payable beginning in January 2008 and running through January 2017. At December 31, 2007, the balance on the notes was $12.4 million, $0.9 million of which was a current liability.

Credit Facility

Effective October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility. This facility is available for our working capital requirements, capital expenditures and other corporate purposes. Our credit facility was utilized to replace certain Peabody letters of credit and surety bonds that were in place with respect to Patriot obligations. Patriot issued $253.5 million in letters of credit against the credit facility in connection with the spin-off. As of December 31, 2007 the balance of outstanding letters of credit issued against the credit facility remained at $253.5 million. At December 31, 2007, there was no outstanding debt balance on the facility. Availability under the credit facility as of December 31, 2007 was $246.5 million.

The obligations under our credit facility are secured by a first lien on substantially all of our assets, including but not limited to certain of our mines and coal reserves and related fixtures and accounts receivable. The credit facility contains certain customary covenants, including financial covenants limiting our total indebtedness (maximum leverage ratio of 2.75) and requiring minimum EBITDA coverage of interest expense (minimum interest coverage ratio of 4.0), as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants, beginning with the period ended March 31, 2008. The rolling four quarters compliance calculation contains a phase-in provision for 2008. The terms of the credit facility also contain certain customary events of default, which will give the lender the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.

Other

We do not anticipate that we will pay cash dividends on our common stock in the near term. The declaration and amount of future dividends, if any, will be determined by our Board of Directors and will be dependent upon covenant limitations in our credit facility and other debt agreements, our financial condition and future earnings, our capital, legal and regulatory requirements, and other factors our Board deems relevant.

Contractual Obligations

	Payments Due by Year as of December 31, 2007
	Within	2-3	4-5	After
	1 Year	Years	Years	5 Years
		(Dollars in thousands)

Long-term debt obligations (principal and interest)	$1,700	$3,400	$3,400	$8,500
Operating lease obligations	24,117	41,958	22,349	6,500
Unconditional purchase obligations(1)	6,306	—	—	—
Coal reserve lease and royalty obligations	12,059	17,513	9,380	6,676
Other long-term liabilities(2)	50,618	111,686	128,374	614,942

Total contractual cash obligations	$94,800	$174,557	$163,503	$636,618

(1)	We have purchase agreements with approved vendors for most types of operating expenses. However, our specific open purchase orders (which have not been recognized as a liability) under these purchase agreements, combined with any other open purchase orders, are not material. The commitments in the table above relate to significant capital purchases.

(2)	Represents long-term liabilities relating to our postretirement benefit plans, work-related injuries and illnesses and mine reclamation and end-of-mine closure costs.

As of December 31, 2007, we had $6.3 million of purchase obligations for capital expenditures. Total capital expenditures for 2008 are expected to range from $65 million to $80 million and relate to replacement, improvement, or expansion of existing mines as well as the development of the Black Oak metallurgical mine at the Rocklick Complex. Approximately $18 million of the expenditures relate to safety equipment that will be utilized to comply with recently issued federal and state regulations.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effect on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

Patriot has used a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, postretirement benefits and lease obligations as follows as of December 31, 2007:

			Workers’
	Reclamation	Lease	Compensation
	Obligations	Obligations	Obligations	Other(1)	Total
	(Dollars in thousands)

Surety bonds	$84,109	$—	$12,961	$12,030	$109,100
Letters of credit	61,883	16,949	170,844	3,871	253,547

	$145,992	$16,949	$183,805	$15,901	$362,647

(1)	Includes collateral for surety companies and bank guarantees, road maintenance and performance guarantees.

Additionally, as of December 31, 2007, Peabody continued to guarantee certain bonds (self bonding) related to Patriot liabilities that have not yet been replaced by our surety bonds. As of December 31, 2007, Peabody self bonding related to Patriot liabilities aggregated $22.8 million, of which $19.9 was for post-mining reclamation and $2.9 million was for other obligations. We expect to replace these Peabody self bonds in 2008.

Based on our estimate of the replacement of Peabody self bonds and an overall increase to our fee structure as compared to Peabody for these security instruments, we expect that annual costs for our security requirements will be higher than the amounts included in our historical financial statements. We are initially estimating an increase in annual costs of approximately $6 million over the amounts in our historical financial statements.

In relation to an exchange transaction involving the acquisition of the Illinois Basin coal reserves discussed in Note 4 to our consolidated financial statements, we guaranteed bonding for a partnership in which we formerly held an interest. The aggregate amount that we guaranteed was $2.8 million and the fair value of the guarantee recognized as a liability was $0.4 million as of December 31, 2007. Our obligation under the guarantee extends to September 2015.

Peabody assumed certain of the Company’s retiree healthcare liabilities in the aggregate amount of $603.4 million as of December 31, 2007. These liabilities included certain obligations under the Coal Act for which Peabody and Patriot are jointly and severally liable, obligations under the 2007 National Bituminous Coal Wage Act for which the Company is secondarily liable, and obligations for certain active, vested employees of the Company.

Newly Adopted Accounting Pronouncements

Financial Interpretation No. 48

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

We adopted the provisions of FIN No. 48 on January 1, 2007, with no impact to retained earnings. At adoption and at December 31, 2007, the unrecognized tax benefits in our consolidated financial statements were immaterial, and if recognized, would not currently affect the Company’s effective tax rate as any recognition would be offset by valuation allowance. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of December 31, 2007.

Due to the immaterial nature of our unrecognized tax benefits and the existence of net operating loss carryforwards, we have not currently accrued interest on any of our unrecognized tax benefits. We have considered the application of penalties on our unrecognized tax benefits and have determined, based on several factors, including the existence of our net operating loss carryforwards, that no accrual of penalties related to our unrecognized tax benefits is required. If the accrual of interest or penalties becomes appropriate, we will record an accrual as part of our income tax provision.

As we have not yet filed any income tax returns as a stand alone consolidated group, we have no income tax years currently subject to audit by any tax jurisdiction. Patriot and our subsidiaries were included in consolidated Peabody income tax returns prior to November 1, 2007 and Peabody retained all liability related to these returns.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 83% of our sales volume under coal supply agreements with terms of one year or more during 2007. As of December 31, 2007 our total unpriced planned production for 2008 was 1 to 2 million tons and for 2009 was 11 to 13 million tons.

In connection with the spin-off, we entered into long-term coal contracts with marketing affiliates of Peabody. The arrangements, except as described below under “Credit Risk”, have substantially similar terms and conditions as the pre-existing contractual obligations of Peabody’s marketing affiliate. These arrangements may be amended or terminated only with the mutual agreement of Peabody and Patriot.

Credit Risk

A major portion of our revenues is generated through sales to a marketing affiliate of Peabody, and we will continue to supply coal to Peabody on a contract basis as described above, so Peabody can meet its commitments under pre-existing customer agreements sourced from our operations. One of these arrangements with Peabody provides for the adjustment of a major existing coal sales agreement sourced from Patriot’s operations to increase the price paid to us thereunder. The term of the arrangement between Patriot and Peabody will expire on December 12, 2012, and could be subject to extension in certain circumstances. Our remaining sales are made directly to electric utilities, industrial companies and steelmakers. Therefore, our concentration of credit risk is primarily with Peabody, as well as electric utilities and steelmakers. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, we will protect our position by requiring the counterparty to provide appropriate credit enhancement. When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay. Additionally, as of December 31, 2007, we had $133.3 million in notes receivable outstanding from counterparties not affiliated with us or Peabody arising out of the sale of coal reserves and surface land discussed above. Of this amount, 94% is from a single counterparty. Each of these notes contain a cross-collaterization provision secured primarily by the underlying coal reserves and surface land.

Item 8.	Financial Statements and Supplementary Data.

See Part IV, Item 15 of this report for information required by this Item.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have each concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to our Company and our consolidated subsidiaries required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting identified during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K is included under the caption Election of Directors in our 2008 Proxy Statement and in Part I of this report under the caption Executive Officers of the Company. Such information is incorporated herein by reference. The information required by Items 405, 406 and 407(c)(3),(d)(4) and (d)(5) of Regulation S-K is included under the captions Section 16(a) Beneficial Ownership Reporting Compliance, Corporate Governance Matters and Executive Compensation, respectively, in our 2008 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K is included in our 2008 Proxy Statement under the caption Executive Compensation and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K is included under the caption Ownership of Company Securities in our 2008 Proxy Statement and is incorporated herein by reference.

As required by Item 201(d) of Regulation S-K, the following table provides information regarding our equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

	(a)		Number of Securities
	Number of Securities		Remaining Available
	to be Issued	Weighted-Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	1,351,302	$37.50	1,248,698
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,351,302	$37.50	1,248,698

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K is included under the captions Certain Relationships and Related Party Transactions, Director Independence and Policy for Approval of Related Person Transactions in our 2008 Proxy Statement and is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is included under the caption Executive Compensation in our 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A is included under the caption Fees Paid to Independent Registered Public Accounting Firm in our 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of the Report

(1) Financial Statements.

The following consolidated financial statements of Patriot Coal Corporation are included herein on the pages indicated:

(2) Financial Statement Schedule.

The following financial statement schedule of Patriot Coal Corporation is at the page indicated:

Page

Valuation and Qualifying Accounts	F-36

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3) Exhibits.

See Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT COAL CORPORATION

/s/  RICHARD M. WHITING
Richard M. Whiting
President, Chief Executive Officer and Director

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD M. WHITING Richard M. Whiting	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2008

/s/ MARK N. SCHROEDER Mark N. Schroeder	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2008

/s/ IRL F. ENGELHARDT Irl F. Engelhardt	Chairman and Director	March 14, 2008

/s/ J. JOE ADORJAN J. Joe Adorjan	Director	March 14, 2008

/s/ B.R. BROWN B.R. Brown	Director	March 14, 2008

/s/ JOHN E. LUSHEFSKI John E. Lushefski	Director	March 14, 2008

/s/ MICHAEL M. SCHARF Michael M. Scharf	Director	March 14, 2008

/s/ ROBERT O. VIETS Robert O. Viets	Director	March 14, 2008

Exhibit
No.	Description of Exhibit

2.1	Separation Agreement, Plan of Reorganization and Distribution, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
4.1	Rights Agreement, dated October 22, 2007, between Patriot Coal Corporation and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
4.2	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.1	Transition Services Agreement, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.2	Tax Separation Agreement, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.3	Employee Matters Agreement, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.4	Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES II, LLC (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.5	Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES LLC (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.6	Master Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES LLC (Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.7	Master Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES II LLC (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.8	Master Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALTRADE INTERNATIONAL, LLC (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.9	Coal Act Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.10	NBCWA Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC, Peabody Coal Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.11	Salaried Employee Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC, Peabody Coal Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.12	Administrative Services Agreement, dated October 22, 2007, between Patriot Coal Corporation, Peabody Holding Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.13	Master Equipment Sublease Agreement, dated October 22, 2007, between Patriot Leasing Company LLC and PEC Equipment Company, LLC (Incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

Exhibit
No.	Description of Exhibit

10.14	Software License Agreement, dated October 22, 2007, between Patriot Coal Corporation and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.15	Throughput and Storage Agreement, dated October 22, 2007, among Peabody Terminals, LLC, James River Coal Terminal, LLC and Patriot Coal Sales LLC (Incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.16	Conveyance and Assumption Agreement, dated October 22, 2007, among PEC Equipment Company, LLC, Central States Coal Reserves of Indiana, LLC, Central States Coal Reserves of Illinois, LLC, Cyprus Creek Land Company and Peabody Coal Company, LLC (Incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.17	Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.18	Patriot Coal Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.18 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.19	Patriot Coal Corporation Management Annual Incentive Compensation Plan (Incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).
10.20	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Richard M. Whiting (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.21	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.22	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and J. Joe Adorjan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.23	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and B. R. Brown (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.24	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and John E. Lushefski (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.25	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Michael M. Scharf (Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.26	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Robert O. Viets (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.27	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Mark N. Schroeder (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.28	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Richard M. Whiting (Incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.29	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Mark N. Schroeder (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.30	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Jiri Nemec (Incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.31	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Charles A. Ebetino, Jr. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

Exhibit
No.		Description of Exhibit

10.32		Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Joseph W. Bean (Incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.33		Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.34		Form of Non-Qualified Stock Option Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on October 29, 2007).
10.35		Form of Restricted Stock Unit Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on October 29, 2007).
10.36		Form of Restricted Stock Award Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on October 29, 2007).
10.37		Form of Deferred Stock Unit Award Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed on October 29, 2007).
10.38		Patriot Coal Corporation 401(k) Retirement Plan (Incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.39		Patriot Coal Corporation Supplemental 401(k) Retirement Plan (Incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).
10.40		Patriot Coal Corporation Credit Agreement, dated October 31, 2007, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on October 31, 2007).
10.41		Patriot Coal Corporation Pledge and Security Agreement, dated October 31, 2007, among Patriot Coal Corporation, certain subsidiaries of Patriot Coal Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on October 31, 2007).
10	.42*	Amendment No. 1 to the Separation Agreement, Plan of Reorganization and Distribution, dated November 1, 2007, between Peabody Energy Corporation and Patriot Coal Corporation
10	.43*	Amendment 1 to Master Coal Supply Agreement between Patriot Coal Sales LLC and COALSALES LLC, dated February 26, 2008.
10	.44*	Amendment 1 to Master Coal Supply Agreement between Patriot Coal Sales LLC and COALSALES II LLC, dated February 26, 2008.
10	.45*	Amendment 1 to Master Coal Supply Agreement between Patriot Coal Sales LLC and COALTRADE INTERNATIONAL LLC, dated February 26, 2008.
21	.1*	List of Subsidiaries
23	.1*	Consent of Independent Registered Accounting Firm
23	.2*	Consent of Independent Registered Accounting Firm
31	.1*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Executive Officer.
32	.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Financial Officer.

* Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Patriot Coal Corporation

We have audited the accompanying consolidated balance sheets of Patriot Coal Corporation (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity(deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of KE Ventures (an LLC in which the Company had a 73.9% ownership interest for 2006 and 49% for 2005) for the years ended December 31, 2006 and 2005. KE Ventures, LLC was a consolidated entity as of December 31, 2006 and for the year ended December 31, 2006. KE Ventures, LLC’s total assets were $85 million as of December 31, 2006, and total revenues were $103.8 million for the year ended December 31, 2006. KE Ventures, LLC was an investee for the year ended December 31, 2005. In the consolidated financial statements, the Company’s equity in net income of KE Ventures, LLC was stated at $16.9 million for the year ended December 31, 2005. KE Ventures, LLC’s statements as of December 31, 2006, and for the two years in the period ended December 31, 2006, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for KE Ventures, LLC, is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot Coal Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 14 and 16 to the consolidated financial statements, on December 31, 2006, the Company changed its method of accounting for post retirement and post employment benefits.

/s/  Ernst & Young LLP

St. Louis, Missouri
February 29, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
KE Ventures, LLC

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of members’ capital and of cash flows (not presented herein) present fairly, in all material respects, the financial position of KE Ventures, LLC (the “Company”) and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 19, 2007

PATRIOT COAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except
	share and per share data)

Revenues
Sales	$1,069,316	$1,142,521	$960,901
Other revenues	4,046	5,398	17,376

Total revenues	1,073,362	1,147,919	978,277
Costs and expenses
Operating costs and expenses	1,109,315	1,051,932	869,163
Depreciation, depletion and amortization	85,640	86,458	65,972
Asset retirement obligation expense	20,144	24,282	15,572
Selling and administrative expenses	45,137	47,909	57,123
Other operating income:
Net gain on disposal or exchange of assets	(81,458)	(78,631)	(57,042)
Income from equity affiliates	(63)	(60)	(15,578)

Operating profit (loss)	(105,353)	16,029	43,067
Interest expense	8,337	11,419	9,833
Interest income	(11,543)	(1,417)	(1,553)

Income (loss) before income taxes and minority interests	(102,147)	6,027	34,787
Income tax provision	—	8,350	—
Minority interests	4,721	11,169	—

Net income (loss)	(106,868)	(13,492)	34,787
Effect of minority purchase arrangement	(15,667)	—	—

Net income (loss) attributable to common stockholders	$(122,535)	$(13,492)	$34,787

Weighted average shares outstanding, basic and diluted	26,570,940	N/A	N/A
Earnings per share, basic and diluted:
Net loss	$(4.02)	N/A	N/A
Effect of minority purchase arrangement	(0.59)	N/A	N/A

Net loss attributable to common stockholders	$(4.61)	N/A	N/A

See accompanying notes to the consolidated financial statements.

PATRIOT COAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$5,983	$398
Accounts receivable and other, net of allowance for doubtful accounts of $251 and $252 as of December 31, 2007 and 2006, respectively	125,985	31,583
Net receivable from former affiliates	—	141,021
Inventories	31,037	34,692
Prepaid expenses and other current assets	6,214	7,004

Total current assets	169,219	214,698
Property, plant, equipment and mine development
Land and coal interests	689,338	628,569
Buildings and improvements	282,703	270,990
Machinery and equipment	330,338	377,693
Less accumulated depreciation, depletion and amortization	(426,090)	(434,565)

Property, plant, equipment and mine development, net	876,289	842,687
Notes receivable	126,381	52,975
Investments and other assets	27,948	67,821

Total assets	$1,199,837	$1,178,181

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$927	$—
Trade accounts payable	66,811	53,573
Accrued expenses	116,781	162,871

Total current liabilities	184,519	216,444
Long-term debt	11,438	20,722
Note payable to former affiliate	—	62,000
Asset retirement obligations	134,364	139,703
Workers’ compensation obligations	192,730	207,860
Accrued postretirement benefit costs	527,315	1,139,017
Obligation to industry fund	31,064	25,626
Other noncurrent liabilities	36,091	40,483

Total liabilities	1,117,521	1,851,855
Minority interests	—	16,153
Stockholders’ equity (deficit):
Common stock ($0.01 par value; 100,000,000 shares authorized; 26,758,768 shares issued and outstanding at December 31, 2007)	268	—
Additional paid-in capital	189,451	—
Retained earnings (deficit)	(33,363)	—
Accumulated other comprehensive loss	(74,040)	(322,121)
Former Parent’s equity (deficit)	—	(367,706)

Total stockholders’ equity (deficit)	82,316	(689,827)

Total liabilities and stockholders’ equity (deficit)	$1,199,837	$1,178,181

See accompanying notes to the consolidated financial statements.

PATRIOT COAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash Flows From Operating Activities
Net income (loss)	$(106,868)	$(13,492)	$34,787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	85,640	86,458	65,972
Net gain on disposal or exchange of assets	(81,458)	(78,631)	(57,042)
Stock-based compensation expense	1,299	—	—
Income from equity affiliates	(63)	(60)	(15,578)
Dividends received from equity investments	—	9,935	7,552
Minority interest	4,721	11,169	—
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(19,058)	2,043	4,844
Inventories	3,655	(7,998)	(4,497)
Other current assets	790	(3,769)	1,247
Accounts payable and accrued expenses	10,828	(10,932)	(6,596)
Interest on notes receivable	(10,013)	(876)	—
Asset retirement obligations	4,473	3,006	(13,465)
Workers’ compensation obligations	6,654	(3,163)	3,011
Accrued postretirement benefit costs	22,264	4,677	11,273
Obligation to industry fund	7,286	(2,253)	(3,033)
Other, net	(9,849)	(16,855)	(10,652)

Net cash provided by (used in) operating activities	(79,699)	(20,741)	17,823

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(55,594)	(80,224)	(75,151)
Acquisitions, net	(47,733)	(44,538)	—
Additions to advance mining royalties	(3,964)	(6,065)	(6,094)
Proceeds from disposal of assets, net of notes receivable	29,426	48,168	13,496
Net change in receivables from/payables to former affiliates	132,586	84,652	38,220

Net cash provided by (used in) investing activities	54,721	1,993	(29,529)

Cash Flows From Financing Activities
Contribution from former Parent	43,647	44,538	—
Long-term debt payments	(8,358)	(23,792)	—
Issuance of notes payable	—	—	11,459
Credit facility origination fees	(4,726)	—	—
Distribution to minority interests	—	(2,119)	—

Net cash provided by financing activities	30,563	18,627	11,459

Net increase (decrease) in cash and cash equivalents	5,585	(121)	(247)
Cash and cash equivalents at beginning of year	398	519	766

Cash and cash equivalents at end of year	$5,983	$398	$519

See accompanying notes to the consolidated financial statements.

PATRIOT COAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
		Additional	Retained	Other	Former
	Common	Paid-in	Earnings	Comprehensive	Parent’s
	Stock	Capital	(Deficit)	Loss	Equity	Total
	(Dollars in thousands)

December 31, 2004	$—	$—	$—	$—	$(1,200,284)	$(1,200,284)
Net income	—	—	—	—	34,787	34,787
Dividend from subsidiary of former Parent	—	—	—	—	766,745	766,745

December 31, 2005	—	—	—	—	(398,752)	(398,752)
Net loss	—	—	—	—	(13,492)	(13,492)
SFAS No. 158 adoption impact of postretirement plans and workers’ compensation obligations (net of taxes of $0):
Accumulated actuarial loss	—	—	—	(318,614)	—	(318,614)
Prior service cost	—	—	—	(3,507)	—	(3,507)
Contribution from former Parent	—	—	—	—	44,538	44,538

December 31, 2006	—	—	—	(322,121)	(367,706)	(689,827)
Net loss	—	—	(33,363)	—	(73,505)	(106,868)
Postretirement plans and workers’ compensation obligations (net of taxes of $0):
Changes in accumulated actuarial loss	—	—	—	70,278	—	70,278
Changes in prior service cost	—	—	—	12,469	—	12,469

Total comprehensive loss						(24,121)
Contributions from former Parent	—	—	—	—	13,647	13,647
Consummation of spin-off transaction on October 31, 2007	266	188,152	—	165,334	427,564	781,316
Stock based compensation	—	1,299	—	—	—	1,299
Stock grants to employees	2	—	—	—	—	2

December 31, 2007	$268	$189,451	$(33,363)	$(74,040)	$—	$82,316

See accompanying notes to the consolidated financial statements.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1)	Consummation of Spin-off Transaction and Basis of Presentation

Consummation of Spin-off Transaction

On October 31, 2007, Patriot Coal Corporation (Patriot) was spun-off from Peabody Energy Corporation (Peabody). Patriot includes coal assets in Appalachia and the Illinois Basin and operations in West Virginia and Kentucky. The spin-off was accomplished through a dividend of all outstanding shares of Patriot, resulting in Patriot becoming a separate, public-traded company traded on the New York Stock Exchange (symbol PCX). Distribution of the Patriot stock to Peabody’s stockholders occurred on October 31, 2007, at a ratio of one share of Patriot stock for every 10 shares of Peabody stock. The distribution on October 31, 2007 also included a net contribution from Peabody of $781.3 million, which reflected the following:

•	retention by Peabody of certain retiree healthcare liabilities of $615.8 million;

•	the forgiveness of the outstanding intercompany payables to Peabody on October 31, 2007 of $81.5 million;

•	the retention by Patriot of trade accounts receivable at October 31, 2007, previously recorded through intercompany receivables, of $68.6 million;

•	a $30.0 million cash contribution;

•	the retention by Peabody of assets and asset retirement obligations related to certain Midwest mining operations of a net $8.1 million;

•	less the transfer of intangible assets of $22.7 million related to purchased contract rights for a supply contract retained by Peabody.

Basis of Presentation

Effective October 31, 2007, Patriot was spun-off from Peabody and became a separate, publicly-traded company. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries.

The information discussed below primarily relates to Patriot’s historical results and may not necessarily reflect what its financial position, results of operations and cash flows will be in the future or would have been as a stand-alone company. Upon the completion of the spin-off, Patriot’s capital structure was changed significantly. At the spin-off date Patriot entered into various operational agreements with Peabody, including certain on-going agreements that enhance both the financial position and cash flows of Patriot. Such agreements include the assumption by Peabody of certain retiree healthcare liabilities and the repricing of a major coal supply agreement to be more reflective of the then current market pricing for similar quality coal.

Patriot operates in two domestic coal segments; Appalachia and the Illinois Basin (see Note 20).

(2)	Summary of Significant Accounting Policies

Description of Business

Patriot is engaged in the mining of thermal coal for sale primarily to electric utilities and metallurgical coal for sale to steel mills and independent coke producers. Patriot’s mining operations are located in the eastern United States, primarily in Appalachia and the Illinois Basin.

Sales

Patriot’s revenue from coal sales is realized and earned when risk of loss passes to the customer. Coal sales are made to customers under the terms of supply agreements, most of which are long-term (greater than one year).

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the typical terms of these coal supply agreements, title and risk of loss transfer to the customer at the mine, where coal is loaded onto the rail, barge, truck or other transportation source that delivers coal to its destination. Shipping and transportation costs are generally borne by the customer. In relation to export sales, Patriot holds inventories at port facilities where title and risk of loss do not transfer until the coal is loaded to an ocean-going vessel. The Company incurs certain “add-on” taxes and fees on coal sales. Coal sales are reported including taxes and fees charged by various federal and state governmental bodies.

Other Revenues

Other revenues include royalties related to coal lease agreements and farm income. Royalty income generally results from the lease or sublease of mineral rights to third parties, with payments based upon a percentage of the selling price or an amount per ton of coal produced. Certain agreements require minimum annual lease payments regardless of the extent to which minerals are produced from the leasehold, although revenue is only recognized on these payments as the mineral is mined. The terms of these agreements generally range from specified periods of 5 to 15 years, or can be for an unspecified period until all reserves are depleted.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Inventories

Materials and supplies and coal inventory are valued at the lower of average cost or market. Saleable coal represents coal stockpiles that will be sold in current condition. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.

Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period, including $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Expenditures which extend the useful lives of existing plant and equipment assets are capitalized. Maintenance and repairs are charged to operating costs as incurred. Costs incurred to develop coal mines or to expand the capacity of operating mines are capitalized. Costs incurred to maintain current production capacity at a mine and exploration expenditures are charged to operating costs as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves. Costs to acquire computer hardware and the development and/or purchase of software for internal use are capitalized and depreciated over the estimated useful lives.

Coal reserves are recorded at cost, or at fair value in the case of acquired businesses. Coal reserves are included in “Land and coal interests”. As of December 31, 2007 and 2006, the net book value of coal reserves totaled $545.5 and $436.2 million, respectively. These amounts included $287.6 and $302.6 million at December 31, 2007 and 2006, respectively, attributable to properties where the Company was not currently engaged in mining operations or leasing to third parties and, therefore, the coal reserves are not currently being depleted. Included in the book value of coal reserves are mineral rights for leased coal interests including advance royalties, and the net book value of these mineral rights was $380.1 million and $272.8 million at December 31, 2007 and 2006, respectively. The remaining net book value of the coal reserves of $165.4 million and $163.4 million at December 31, 2007 and 2006, respectively, relates to coal reserves held by fee ownership.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depletion of coal reserves and amortization of advance royalties are computed using the units-of-production method utilizing only proven and probable reserves (as adjusted for recoverability factors) in the depletion base. Mine development costs are principally amortized ratably over the estimated lives of the mines.

Depreciation of plant and equipment (excluding life of mine assets) is computed ratably over the estimated useful lives as follows:

Years

Building and improvements	10 to 20
Machinery and equipment	1 to 30
Leasehold improvements	Shorter of life of asset, mine or lease

In addition, certain plant and equipment assets associated with mining are depreciated ratably over the estimated life of the mine. Remaining lives vary from 1 to 22 years. The charge against earnings for depreciation of property, plant, equipment and mine development was $60.3 million, $65.1 million and $46.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Intangible Assets

On a gross basis, intangible assets consisting of royalty rights totaled $21.2 million at December 31, 2007 and 2006, with accumulated amortization at December 31, 2007 and 2006 of $4.1 million and $1.4 million, respectively. In addition to these royalty rights, Patriot had gross purchased contract rights of $58.9 million with accumulated amortization of $34.5 million that were included in the December 31, 2006 intangible assets balance. In connection with the spin-off, all purchased contract rights remained with Peabody except for $6.2 million gross purchased contract rights, associated with the KE Ventures, LLC acquisition (see Note 6), with accumulated amortization of $2.0 million. The charge against earnings for amortization of these intangibles was $6.5 million, $4.0 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. These intangibles are included in “Investments and other assets” and are amortized on a per-ton basis. Intangibles are also subject to evaluation for potential impairment if an event occurs or a change in circumstances indicates the carrying amount may not be recoverable.

Joint Ventures

The Company applies the equity method to investments in joint ventures when it has the ability to exercise significant influence over the operating and financial policies of the joint venture. Investments accounted for under the equity method are initially recorded at cost, and any difference between the cost of the Company’s investment and the underlying equity in the net assets of the joint venture at the investment date is amortized over the lives of the related assets that gave rise to the difference. The Company’s pro rata share of earnings from joint ventures and basis difference amortization are reported in the consolidated statement of operations in “Income from equity affiliates.” The book values of the Company’s equity method investments as of December 31, 2007 and 2006 were $0.7 million and $0.6 million, respectively, and are reported in “Investments and other assets” in the consolidated balance sheets. In 2005, the Company’s investment in joint ventures consisted primarily of one significant subsidiary, KE Ventures, LLC. In 2006, KE Ventures, LLC became a consolidated subsidiary.

Asset Retirement Obligations

Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s asset retirement obligations (ARO) primarily consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws as defined by each mining permit.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ARO liabilities for final reclamation and mine closure are estimated based upon detailed engineering calculations of the amount and timing of the future cash spending for a third-party to perform the required work. Spending estimates are escalated for inflation and then discounted at the credit-adjusted, risk-free rate. Patriot records an ARO asset associated with the discounted liability for final reclamation and mine closure. The obligation and corresponding asset are recognized in the period in which the liability is incurred. The ARO asset is amortized on the units-of-production method over its expected life and the ARO liability is accreted to the projected spending date. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate. The Company also recognizes an obligation for contemporaneous reclamation liabilities incurred as a result of surface mining. Contemporaneous reclamation consists primarily of grading, topsoil replacement and re-vegetation of backfilled pit areas.

Environmental Liabilities

Included in “Other noncurrent liabilities” are accruals for other environmental matters that are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. In general, costs related to environmental remediation are charged to expense.

Income Taxes

Income taxes are accounted for using a balance sheet approach in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Deferred income taxes are accounted for by applying statutory tax rates in effect at the date of the balance sheet to differences between the book and tax basis of assets and liabilities. A valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, projected realization of tax benefits is considered based on expected levels of future taxable income, available tax planning strategies and the overall deferred tax position.

SFAS No. 109 specifies that the amount of current and deferred tax expense for an income tax return group shall be allocated among the members of that group when those members issue separate financial statements. For purposes of the financial statements, Patriot’s income tax expense has been recorded as if it filed a consolidated tax return separate from Peabody, notwithstanding that a majority of the operations were historically included in the U.S. consolidated income tax return filed by Peabody. Patriot’s valuation allowance was also determined on the separate tax return basis. Additionally, Patriot’s tax attributes (i.e. net operating losses and AMT credits) have been determined based on U.S. consolidated tax rules describing the apportionment of these items upon departure (i.e. spin-off) from the Peabody consolidated group.

Peabody was managing its tax position for the benefit of its entire portfolio of businesses. Peabody’s tax strategies were not necessarily reflective of the tax strategies that Patriot would have followed or will follow as a stand-alone company, nor were they necessarily strategies that optimized the Company’s stand-alone position. As a result, Patriot’s effective tax rate as a stand-alone entity may differ significantly from those prevailing in historical periods.

Postretirement Healthcare Benefits

Postretirement benefits other than pensions are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), which requires the costs of benefits to be provided to be accrued over the employees’ period of active service. These costs are determined on an actuarial basis. As a result of the adoption of SFAS No. 158 on December 31, 2006, the consolidated balance sheets as of December 31, 2007 and 2006 fully reflect the funded status of postretirement benefits.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multi-Employer Benefit Plans

The Company has an obligation to contribute to two plans established by the Coal Industry Retiree Health Benefits Act of 1992 (the Coal Act) — the “Combined Fund” and the “1992 Benefit Plan.” A third fund, the 1993 Benefit Fund (the 1993 Benefit Plan), was established through collective bargaining, but is now a statutory plan under legislation passed in 2006. The Combined Fund obligations are accounted for in accordance with Emerging Issues Task Force No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992,” as determined on an actuarial basis. The 1992 Benefit Plan and the 1993 Benefit Plan qualify as multi-employer plans under SFAS No. 106, and expense is recognized as contributions are made.

Pension Plans

Prior to the spin-off, Patriot participated in a non-contributory defined benefit pension plan (the Pension Plan) accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87), which requires that the cost to provide the benefits be accrued over the employees’ period of active service. The Pension Plan was sponsored by one of Peabody’s subsidiaries and covered certain U.S. salaried employees and eligible hourly employees of Peabody. In connection with the spin-off, Patriot employees no longer participate in a defined benefit pension plan, and Patriot did not retain any of the assets and liabilities for the Pension Plan. Accordingly the assets and liabilities of the Pension Plan are not allocated to Patriot and are not presented in the accompanying balance sheets. However, annual contributions to the Pension Plan were made as determined by consulting actuaries based upon the Employee Retirement Income Security Act of 1974 minimum funding standard. Patriot recorded expense of $1.1 million, $3.7 million, and $4.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, as a result of its participation in the Pension Plan, reflecting Patriot’s proportional share of Peabody’s expense based on the number of plan participants.

Patriot also participates in two multi-employer pension plans, the United Mine Workers of America 1950 Pension Plan (the 1950 Plan) and the United Mine Workers of America 1974 Pension Plan (the 1974 Plan). These plans qualify as multi-employer plans under SFAS No. 87, and expense is recognized as contributions are made. See Note 15 for additional information.

Postemployment Benefits

Postemployment benefits are provided to qualifying employees, former employees and dependents, and Patriot accounts for these items on the accrual basis in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” Postemployment benefits include workers’ compensation occupational disease, which is accounted for on the actuarial basis over the employees’ periods of active service; workers’ compensation traumatic injury claims, which are accounted for based on estimated loss rates applied to payroll and claim reserves determined by independent actuaries and claims administrators; disability income benefits, which are accrued when a claim occurs; and continuation of medical benefits, which are recognized when the obligation occurs. As a result of the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158) on December 31, 2006, the Company’s consolidated balance sheets as of December 31, 2007 and December 31, 2006 fully reflect the funded status of postemployment benefits.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In particular, Patriot has significant long-term liabilities relating to retiree healthcare and work-related injuries and illnesses. Each of these liabilities is actuarially determined and uses various actuarial assumptions, including

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the discount rate and future cost trends, to estimate the costs and obligations for these items. In addition, the Company has significant asset retirement obligations that involve estimations of costs to remediate mining lands and the timing of cash outlays for such costs. If these assumptions do not materialize as expected, actual cash expenditures and costs incurred could differ materially from current estimates. Moreover, regulatory changes could increase the obligation to satisfy these or additional obligations.

Finally, in evaluating the valuation allowance related to deferred tax assets, various factors are taken into account, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of the valuation allowance, a change in valuation allowance may be recorded through income tax expense in the period such determination is made.

Impairment of Long-Lived Assets

Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets under various assumptions are less than the carrying amounts of those assets. Impairment losses are measured by comparing the estimated fair value of the impaired asset to its carrying amount. There were no impairment losses recorded during the periods covered by the consolidated financial statements.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of December 31, 2007 and 2006:

•	Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

•	The fair value of notes receivable approximates the carrying value as of December 31, 2007 and 2006.

•	The fair value of net payables to former affiliates approximated the carrying value as of December 31, 2006.

New Accounting Pronouncements

FASB Statement No. 157

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. SFAS No. 157 clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The Company is still determining the impact, if any, the adoption of SFAS No. 157 will have on the results of operations, financial position, and liquidity however, at this time, the Company does not expect the impact to be material.

FASB Statement No. 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities electing the fair value option will be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with each item for which the fair value option is elected. SFAS No. 159 is effective for fiscal

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years beginning after November 15, 2007. The impact the adoption of SFAS No. 159 will have on the results of operations, financial position and liquidity, if any, is still being determined; however, at this time, the Company does not expect the impact to be material.

FASB Statement No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS No. 160 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). Early adoption is not allowed. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 160 will have on the results of operations, financial position and liquidity; however, at this time, the Company does not expect the impact to be material.

FASB Statement No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS No. 141(R)) which replaces SFAS No. 141. SFAS No. 141(R) significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of SFAS No. 141(R) will only impact the Company’s financial statements to the extent any acquisitions are made on or subsequent to January 1, 2009.

(3)	Risk Management and Financial Instruments

Patriot is exposed to various types of risk in the normal course of business, including fluctuations in commodity prices and interest rates. These risks are actively monitored to ensure compliance with the Company’s risk management policies. The Company manages its commodity price risk related to the sale of coal through the use of long-term, fixed-price contracts, rather than financial instruments.

Credit Risk

Patriot’s concentration of credit risk is substantially with Peabody and utility customers. Patriot sells the majority of its production through a marketing affiliate of Peabody at prices paid by third-party customers (see Note 17 for additional discussion of related party transactions). Allowance for doubtful accounts was $0.3 million at December 31, 2007 and 2006. The Company also has $133.3 million in notes receivable as of December 31, 2007 outstanding from counterparties from the sale of coal reserves and surface lands discussed in Note 4. Each of these notes contain a cross-collaterization provision secured primarily by the underlying coal reserves and surface lands.

The Company’s policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that a transaction occurs with a counterparty

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that does not meet the Company’s credit standards, the Company may protect its position by requiring the counterparty to provide appropriate credit enhancement. When appropriate, steps have been taken to reduce credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk, as determined by the credit management function, of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for the Company’s benefit to serve as collateral in the event of failure to pay.

Employees

As of December 31, 2007, Patriot had approximately 2,300 employees. As of December 31, 2007, approximately 61% of the employees at company operations were represented by an organized labor union and they generated approximately 49% of the 2007 sales volume. Relations with its employees and, where applicable, organized labor are important to the Company’s success. Union labor is represented by the United Mine Workers of America (UMWA). The approximately 350 represented workers at the Illinois Basin Highland Mine operate under a contract that expires on December 31, 2011 and this mine generated approximately 19% of the 2007 coal production. The remainder of the Company’s represented workers are in Appalachia and operate under a labor agreement also expiring December 31, 2011.

(4)	Net Gain on Disposal or Exchange of Assets and Other Commercial Events

In 2007, Patriot sold approximately 88 million tons of coal reserves and surface land located in Kentucky and the Big Run Mine for cash of $26.5 million and notes receivable of $69.4 million which resulted in a gain of $78.5 million.

During 2006, Patriot sold coal reserves and surface land located in Kentucky and West Virginia for proceeds of $84.9 million including cash of $31.8 million and notes receivable of $53.1 million which resulted in a gain of $66.6 million. The gain from these transactions is included in “Net gain on disposal or exchange of assets” in the consolidated statements of operations.

In the third quarter of 2005, Peabody exchanged certain steam coal reserves for steam and metallurgical coal reserves as part of a contractual dispute settlement between Peabody and a third-party. Under the settlement, Peabody received $10.0 million in cash, a new coal supply agreement that partially replaced the disputed coal supply agreement and exchanged the Company’s steam coal reserves. As a result of the final settlement and based on the fair values of the items exchanged in the overall settlement transaction (including cash of $4.0 million), Patriot recognized a gain on assets exchanged of $37.4 million in relation to this transaction. The fair value of assets exchanged exceeded the book value of assets relinquished by $33.4 million and this non-cash addition is not included in “Additions to property, plant, equipment and mine development” in the consolidated statement of cash flows. The gain from this transaction is included in “Net gain on disposal or exchange of assets” in the consolidated statements of operations.

Also in the third quarter of 2005, Patriot recognized a $6.2 million gain from an exchange transaction involving the acquisition of Illinois Basin coal reserves in exchange for coal reserves, cash, notes and the Company’s 45% equity interest in a partnership.

(5)	Earnings per Share

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Earnings (loss) per share is not presented for periods prior to October 31, 2007, because Peabody and its affiliates were the sole owners prior to the initial distribution.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2007, 32,929 shares were excluded from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive.

(6)	Acquisition

KE Ventures, LLC

As of December 31, 2005, the Company owned a 49% interest in KE Ventures, LLC and accounted for the interest under the equity method of accounting. In March 2006, Patriot increased its ownership interest in the joint venture to an effective 73.9% and accordingly, fully consolidated KE Ventures, LLC effective January 1, 2006. The purchase price for the additional 24.9% interest was $44.5 million plus assumed debt. The purchase price was allocated over the various assets and liabilities in proportion to the additional ownership percentage with an additional $52.8 million allocated to coal reserves and plant and equipment included in “Property, plant, equipment and mine development” and customer contracts included in “Investments and other assets”.

In September 2007, Patriot acquired an additional 7.6% interest in KE Ventures, LLC for $13.6 million, increasing effective ownership to 81.5%. The minority holders of KE Ventures, LLC held an option which could require Patriot to purchase the remaining 18.5% of KE Ventures, LLC upon a change in control. This option became fully exercisable upon the spin-off from Peabody. The minority owners of KE Ventures, LLC exercised this option in 2007, and the Company acquired the remaining minority interest in KE Ventures, LLC on November 30, 2007 for $33.0 million. The additional purchase price of $46.6 million was allocated to the proportional percentage of assets and liabilities acquired in 2007. The purchase price was primarily allocated to coal reserves as it was the most significant asset acquired.

Because the option requiring Patriot to purchase KE Ventures, LLC is considered a mandatorily redeemable instrument outside of the Company’s control, amounts paid to the minority interest holders in excess of carrying value of the minority interests in KE Ventures, LLC is reflected as an increase in net loss attributable to common stockholders. This treatment is consistent with the guidance in SEC ASR 268 “Redeemable Preferred Stock” and EITF Topic D-98 “Classification and Measurement of Redeemable Securities.” Because this obligation is fully redeemed as of December 31, 2007, adjustments to net income attributable to common shareholders will not be required in future periods.

(7)	Inventories

Inventories consisted of the following:

	December 31,	December 31,
	2007	2006
	(Dollars in thousands)

Saleable coal	$13,519	$16,651
Materials and supplies	13,385	13,343
Raw coal	4,133	4,698

Total	$31,037	$34,692

Materials and supplies and coal inventory are valued at the lower of average cost or market. Saleable coal represents coal stockpiles that will be sold in current condition. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.

(8)	Leases

Patriot leases equipment and facilities, directly or through Peabody, under various non-cancelable lease agreements. Certain lease agreements require the maintenance of specified ratios and contain restrictive covenants

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that limit indebtedness, subsidiary dividends, investments, asset sales and other actions by both Peabody and Patriot. Rental expense under operating leases was $30.9 million, $28.4 million and $29.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

A substantial amount of the coal mined by Patriot is produced from mineral reserves leased from third-party land owners. Patriot leases these coal reserves under agreements that require royalties to be paid as the coal is mined. Certain of these lease agreements also require minimum annual royalties to be paid regardless of the amount of coal mined during the year. Total royalty expense was $43.2 million, $51.0 million and $32.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease and royalty payments as of December 31, 2007, are as follows:

	Operating	Coal
	Leases	Reserves
	(Dollars in thousands)

2008	$24,117	$12,059
2009	21,589	10,400
2010	20,369	7,113
2011	15,070	4,914
2012	7,278	4,466
2013 and thereafter	6,500	6,676

Total minimum lease and royalty payments	$94,923	$45,628

During 2002, Peabody entered into a transaction with Penn Virginia Resource Partners, L.P. (PVR) whereby two Peabody subsidiaries sold 120 million tons of coal reserves in exchange for $72.5 million in cash and 2.76 million units, or 15%, of the PVR master limited partnership. Patriot participated in the transaction, selling approximately 40 million tons of coal reserves with a net book value of $14.3 million in exchange for $40.0 million. Patriot leased back the coal from PVR and pays royalties as the coal is mined. A $25.7 million gain was deferred at the inception of this transaction, and $3.2 million of the gain was recognized in each of the years 2007, 2006 and 2005. The remaining deferred gain of $6.4 million at December 31, 2007 is intended to provide for potential exposure to loss resulting from continuing involvement in the properties and will be amortized to “Operating costs and expenses” in the consolidated statement of operations over the minimum remaining term of the lease, which is two years from December 31, 2007.

As of December 31, 2007, certain of the Company’s lease obligations were secured by $16.9 million outstanding letters of credit under Patriot’s Credit Facility.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Accrued healthcare, including post-retirement	$30,120	$78,174
Workers’ compensation obligations	23,778	24,456
Accrued payroll and related benefits	21,565	20,803
Accrued taxes other than income	13,339	15,257
Other accrued benefits	9,487	8,272
Accrued royalties	5,281	4,381
Accrued lease payments	1,692	1,745
Other accrued expenses	11,519	9,783

Total accrued expenses	$116,781	$162,871

(10)	Income Taxes

The income (loss) before income taxes and minority interests was a loss of $102.1 million, income of $6.0 million, and income of $34.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, and consisted entirely of domestic results.

The income tax rate differed from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Federal statutory rate	$(35,751)	$2,110	$12,176
Depletion	(11,281)	(15,006)	(15,184)
State income taxes, net of U.S. federal tax benefit	(6,911)	(2,183)	(10,180)
Minority interest	(1,652)	(3,909)	—
Changes in valuation allowance	55,183	26,864	81,213
Changes in tax reserves	107	172	224
Deemed liquidation of subsidiary	—	—	(68,397)
Other, net	305	302	148

Total	$—	$8,350	$—

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Deferred tax assets:
Postretirement benefit obligations	$233,881	$486,847
Tax credits and loss carryforwards	20,346	6,032
Accrued workers’ compensation liabilities	91,925	92,610
Accrued reclamation and mine closing liabilities	53,483	54,855
Obligation to industry fund	12,672	10,251
Other	20,387	6,772

Total gross deferred tax assets	432,694	657,367

Deferred tax liabilities:
Property, plant, equipment and mine development, leased coal interests and advance royalties, principally due to differences in depreciation, depletion and asset writedowns	162,092	159,284

Total gross deferred tax liabilities	162,092	159,284

Valuation allowance	(270,602)	(498,083)

Net deferred tax liability	$—	$—

Deferred taxes consisted of the following:
Current deferred income taxes	$—	$—
Noncurrent deferred income taxes	—	—

Net deferred tax liability	$—	$—

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

Patriot adopted the provisions of FIN No. 48 on January 1, 2007, with no impact to retained earnings. At adoption and at December 31, 2007, the unrecognized tax benefits in our consolidated financial statements were immaterial, and if recognized, would not currently affect the Company’s effective tax rate as any recognition would be offset by valuation allowances. The Company does not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

Due to the immaterial nature of its unrecognized tax benefits and the existence of net operating loss carryforwards, the Company has not currently accrued interest on any of its unrecognized tax benefits. The Company has considered the application of penalties on its unrecognized tax benefits and has determined, based on several factors, including the existence of its net operating loss carryforwards, that no accrual of penalties related to its unrecognized tax benefits is required. If the accrual of interest or penalties becomes appropriate, the Company will record an accrual as part of its income tax provision.

As the Company has not yet filed any income tax returns as a stand alone consolidated group, we have no income tax years currently subject to audit by any tax jurisdiction. Patriot and our subsidiaries are included in

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated Peabody income tax returns prior to November 1, 2007 and Peabody retains all liability related to these returns.

The Company’s deferred tax assets included net operating losses (NOL) carryforwards and alternative minimum tax (AMT) credits of $20.3 million and $6.0 million as of December 31, 2007 and 2006, respectively. The NOL’s and AMT credits represent the amounts that are expected to be apportioned to the Company in accordance with the Internal Revenue Code and Treasury Regulations at the time of the Company’s spin-off from Peabody on October 31, 2007, as well as the stand-alone taxable income from the Company’s operations for the last two months of calendar year 2007. The NOL carryforwards begin to expire in 2019, and the AMT credits have no expiration date.

Overall, the Company’s net deferred tax assets are offset by a valuation allowance of $270.6 million and $498.1 million as of December 31, 2007 and 2006, respectively. The valuation allowance decreased by $227.5 million for the year ended December 31, 2007 primarily as a result of Peabody agreeing to pay certain retiree healthcare obligations related to the business of Patriot. The Company evaluated and assessed the expected near-term utilization of net operating loss carryforwards, book and taxable income trends, available tax strategies and the overall deferred tax position to determine the valuation allowance required as of December 31, 2007 and 2006.

(11)	Long-Term Debt

Patriot’s total indebtedness consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Promissory Notes	$12,365	$12,365
Notes Payable	—	8,357

Total	$12,365	$20,722

Promissory Notes

In conjunction with the exchange transaction involving the acquisition of Illinois Basin coal reserves in 2005 discussed in Note 4, the Company entered into Promissory Notes (the Notes). The Notes and related interest are payable in annual installments of $1.7 million beginning January 2008. The Notes mature in January 2017. At December 31, 2007, the short-term portion of the Notes was $0.9 million.

Notes Payable

Notes Payable represented long-term debt outstanding of KE Ventures, LLC. The Notes Payable were obligations with the partners of the joint venture. All outstanding debt owed by KE Ventures, LLC to its members was paid upon close of the acquisition of 100% interest by Patriot.

(12)	Credit Facility

In connection with the spin-off, Patriot entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility. The proceeds from this facility are available for use by Patriot for working capital requirements, capital expenditures and other corporate purposes. In connection with the spin-off on October 31, 2007, Patriot’s credit facility was utilized to replace certain Peabody letters of credit and surety bonds that were in place as of the spin-off date with respect to Patriot’s obligations. Patriot issued $253.5 million in letters of credit against the credit facility in connection with the spin-off, which remained outstanding at December 31, 2007. As of December 31, 2007, there was no outstanding debt balance on this credit facility and availability under the credit facility was $246.5 million.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The obligations under the credit facility are secured by a first lien on substantially all of Patriot’s assets, including but not limited to certain of its mines and coal reserves and related fixtures and accounts receivable. The credit facility contains certain customary covenants, including financial covenants limiting the Company’s total indebtedness (maximum leverage ratio of 2.75) and requiring minimum EBITDA coverage of interest expense (minimum interest coverage ratio of 4.0), as well as contain certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants, beginning with the period ended March 31, 2008. The rolling four quarters compliance calculation contains a phase-in provision for 2008. The terms of the credit facility also contain certain customary events of default, which give the lender the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of the Company’s other indebtedness exceeding a certain amount.

The Company paid a commitment fee of $4.7 million on commencement of the credit facility, which will be amortized utilizing a method which approximates the effective interest method over the remaining term of the agreement.

(13)	Asset Retirement Obligations

Reconciliations of Patriot’s liability for asset retirement obligations were as follows:

	December 31,
	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$139,703	$134,447
Liabilities incurred	1,427	10,441
Liabilities settled or disposed	(17,249)	(22,414)
Accretion expense	14,237	15,917
Revisions to estimate	4,961	1,312
Liabilities conveyed to Peabody (upon spin-off)	(8,715)	—

Balance at end of year	$134,364	$139,703

As of December 31, 2007, asset retirement obligations of $134.4 million consisted of $102.7 million related to locations with active mining operations and $31.7 million related to locations that are closed or inactive. As of December 31, 2006, asset retirement obligations of $139.7 million consisted of $96.3 million related to locations with active mining operations and $43.4 million related to locations that are closed or inactive. The credit-adjusted, risk-free interest rates were 6.60% and 6.16% at January 1, 2007 and 2006, respectively.

For the years ended December 31, 2007 and 2006, the Company recorded a $1.3 million and $1.2 million, respectively, reduction in its asset retirement obligations and expense associated with the disposal of non-strategic properties and the assumption of the related reclamation liabilities by the purchaser.

As of December 31, 2007 and 2006, Patriot had $84.1 million and $85.5 million, respectively, in surety bonds outstanding to secure the Company’s reclamation obligations or activities. In addition, Patriot had $61.9 million of letters of credit outstanding as of December 31, 2007 to secure reclamation and other surety obligations. No letters of credit were outstanding as of December 31, 2006 related to reclamation activities. As of December 31, 2007, Peabody had $19.9 million of self bonding outstanding that related to Patriot’s reclamation obligations or activities. In 2008, these self bonds will be replaced with Patriot surety bonds. As of December 31, 2006, the amount of reclamation self bonding in certain states in which the Company qualified was $54.9 million.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Workers’ Compensation Obligations

Certain of Patriot’s operations are subject to the Federal Coal Mine Health and Safety Act of 1969, and the related workers’ compensation laws in the states in which the Company operates. These laws require Patriot’s operations to pay benefits for occupational disease resulting from coal workers’ pneumoconiosis (occupational disease). Provisions for occupational disease costs are based on determinations by independent actuaries or claims administrators.

Patriot provides income replacement and medical treatment for work related traumatic injury claims as required by applicable state law. Provisions for estimated claims incurred are recorded based on estimated loss rates applied to payroll and claim reserves determined by independent actuaries or claims administrators. Certain of the Company’s operations are required to contribute to state workers’ compensation funds for second injury and other costs incurred by the state fund based on a payroll-based assessment by the applicable state. Provisions are recorded based on the payroll-based assessment criteria.

The workers’ compensation provision consists of the following components:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Service cost	$2,971	$2,807	$4,137
Interest cost	9,124	9,568	10,244
Net amortization of actuarial gains	(1,607)	(1,369)	(1,352)

Total occupational disease	10,488	11,006	13,029
Traumatic injury claims	13,160	10,984	17,505
State assessment taxes	4,373	10,388	16,315

Total provision	$28,021	$32,378	$46,849

The significant decline in traumatic workers’ compensation costs was primarily driven by the impact of changes in workers’ compensation law in West Virginia. Administrative fees have been reduced as a result of successfully self-administering, at a lower cost, claims that were previously administered by the state. In addition, the law changes have reduced the frequency and magnitude of claims.

The weighted-average assumptions used to determine the workers’ compensation provision were as follows:

	Year Ended December 31,
	2007	2006	2005

Discount rate	6.00%	5.90%	6.10%
Inflation rate	3.50%	3.50%	3.50%

Workers’ compensation obligations consist of amounts accrued for loss sensitive insurance premiums, uninsured claims, and related taxes and assessments under black lung and traumatic injury workers compensation programs.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The workers’ compensation obligations consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Occupational disease costs	$155,829	$173,924
Traumatic injury claims	60,679	58,392

Total obligations	216,508	232,316
Less current portion (included in Accrued expenses)	(23,778)	(24,456)

Noncurrent obligations (included in Workers’ compensation obligations)	$192,730	$207,860

As a result of the adoption of SFAS No. 158 on December 31, 2006, the accrued workers’ compensation liability recorded on the consolidated balance sheet at December 31, 2007 and 2006 reflects the accumulated benefit obligation less any portion that is currently funded. The accumulated actuarial gain that had not yet been reflected in net periodic postretirement benefit costs were included in “Accumulated other comprehensive gain” as follows:

Accumulated
Actuarial Gain
(Dollars in thousands)

December 31, 2006 (Initial adoption of SFAS No. 158)	$9,006
Net amortization	825
Change to actuarial gain arising during period	11,953

December 31, 2007	$21,784

As of December 31, 2007 and 2006, Patriot had $183.8 million and $146.2 million, respectively, in surety bonds and letters of credit outstanding to secure workers’ compensation obligations.

The reconciliation of changes in the occupational disease liability benefit obligation was as follows:

	December 31,
	2007	2006
	(Dollars in thousands)

Change in benefit obligation:
Beginning of year obligation	$173,924	$165,954
Service cost	2,971	2,807
Interest cost	9,124	9,568
Net change in actuarial loss (gain)	(21,653)	4,311
Benefit and administrative payments	(8,537)	(8,716)

Net obligation at end of year	155,829	173,924
Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Employer contributions	8,537	8,716
Benefits paid	(8,537)	(8,716)

Fair value of plan assets at end of period	—	—

Funded status at end of period	$(155,829)	$(173,924)

The liability for occupational disease claims represents the actuarially-determined present value of known claims and an estimate of future claims that will be awarded to current and former employees. The liability for

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occupational disease claims was based on a discount rate of 6.4% and 6.0% at December 31, 2007 and 2006, respectively. Traumatic injury workers’ compensation obligations are estimated from both case reserves and actuarial determinations of historical trends, discounted at 5.8% and 5.9% as of December 31, 2007 and 2006, respectively.

Federal Black Lung Excise Tax Refund Claims

In addition to the obligations discussed above, certain subsidiaries of Patriot are required to pay black lung excise taxes to the Federal Black Lung Trust Fund (the Trust Fund). The Trust Fund pays occupational disease benefits to entitled former miners who worked prior to July 1, 1973. Excise taxes are based on the selling price of coal, up to a maximum of $1.10 per ton for underground mines and $0.55 per ton for surface mines. The Company had a receivable for excise tax refunds of $19.4 million as of December 31, 2006 related to a court ruling that excise taxes paid in prior years on export coal was refundable to the Company, which was included in “Investments and other assets” in the consolidated balance sheet. In the fourth quarter of 2007, Peabody monetized the receivable to Patriot as part of the settlement at the time of spin-off.

(15)	Pension and Savings Plans

Multi-Employer Pension Plans

Certain subsidiaries participate in multi-employer pension plans (the 1950 Plan and the 1974 Plan), which provide defined benefits to substantially all hourly coal production workers represented by the UMWA. Benefits under the UMWA plans are computed based on service with the subsidiaries or other signatory employers. The 1950 Benefit Plan and the 1974 Benefit Plan qualify under SFAS No. 106 as multi-employer benefit plans, which allows Patriot to recognize expense as contributions are made. The expense related to these funds was $6.9 million for the year ended December 31, 2007. There were no contributions to the multi-employer pension plans during the years ended December 31, 2006 or 2005. In December 2006, the 2007 National Bituminous Coal Wage Agreement was signed, which required funding of the 1974 Plan through 2011 under a phased funding schedule. The funding is based on an hourly rate for certain UMWA workers. Under the labor contract, the per-hour funding rate increased to $2.00 in 2007 and increases each year thereafter until reaching $5.50 in 2011. The Company expects to pay approximately $11.2 million related to these funds in 2008.

Defined Contribution Plans

Patriot sponsors employee retirement accounts under a 401(k) plan for eligible salaried U.S. employees of the Company (the 401(k) Plan). Patriot matches voluntary contributions to the 401(k) Plan up to specified levels. Peabody also sponsored a similar 401(k) plan in which eligible Patriot employees could participate prior to the spin-off. The Company recognized expense for these plans of $3.4 million, $5.6 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. A performance contribution feature under both Patriot’s plan and Peabody’s plan allows for additional contributions based upon meeting specified performance targets. The performance contributions made to Patriot employees were $0.6 million, $2.7 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(16)	Postretirement Healthcare Benefits

The Company currently provides healthcare and life insurance benefits to qualifying salaried and hourly retirees and their dependents from defined benefit plans established by Peabody and continued by Patriot after the spin-off. Plan coverage for health and life insurance benefits is provided to certain hourly retirees in accordance with the applicable labor agreement.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement benefit costs included the following components:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Service cost for benefits earned	$981	$599	$538
Interest cost on accumulated postretirement benefit obligation	65,964	62,385	62,615
Amortization of prior service cost	(1,306)	(2,545)	(2,685)
Amortization of actuarial losses	34,260	26,866	22,896

Net periodic postretirement benefit costs	$99,899	$87,305	$83,364

The following table sets forth the plans’ combined funded status reconciled with the amounts shown in the consolidated balance sheets:

	December 31,
	2007	2006
	(Dollars in thousands)

Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$1,214,032	$1,088,507
Service cost	981	599
Interest cost	65,964	62,385
Participant contributions	840	956
Plan amendments	11,687	10,166
Retention by Peabody of certain liabilities	(615,837)	—
Benefits paid	(74,948)	(81,984)
Change in actuarial (gain) or loss	(47,971)	133,403

Accumulated postretirement benefit obligation at end of period	554,748	1,214,032

Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Employer contributions	74,108	81,028
Participant contributions	840	956
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(74,948)	(81,984)

Fair value of plan assets at end of period	—	—

Accrued postretirement benefit obligation	(554,748)	(1,214,032)
Less current portion (included in Accrued expenses)	27,433	75,015

Noncurrent obligation (included in Accrued postretirement benefit costs)	$(527,315)	$(1,139,017)

Peabody assumed certain of the Company’s retiree healthcare liabilities in the aggregate amount of $603.4 million as of December 31, 2007 which are not included above. These liabilities included certain obligations under the Coal Act for which Peabody and Patriot are jointly and severally liable, obligations under the 2007 National Bituminous Coal Wage Act for which the Company is secondarily liable, and obligations for certain active, vested employees of the Company.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company amortizes actuarial gains and losses using a 0% corridor with an amortization period that covers the average remaining service period of active employees (6.47 years and 8.47 years at January 1, 2007 and 2006, respectively). The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement benefit costs during the year ending December 31, 2008 are amortization loss of $13.0 million and amortization gain of $0.7 million, respectively.

As a result of the adoption of SFAS No. 158 on December 31, 2006, the accrued postretirement benefit liability recorded on the consolidated balance sheet at December 31, 2007 and 2006 reflects the accumulated postretirement benefit obligation less any portion that is currently funded. The accumulated actuarial loss and prior service costs that had not yet been reflected in net periodic postretirement benefit costs were included in “Accumulated other comprehensive loss” as follows:

	Accumulated	Prior
	Actuarial Loss	Service Cost
	(Dollars in thousands)

December 31, 2006 (Initial adoption of SFAS No. 158)	$(327,587)	$(3,507)
Amortization	34,260	(1,306)
Retention by Peabody of certain liabilities	165,334	—
Change to actuarial loss arising during period	44,024	(7,656)

December 31, 2007	$(83,969)	$(12,469)

The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Year Ended December 31,
	2007	2006

Discount rate	6.80%	6.00%
Rate of compensation increase	3.50%	3.50%
Measurement date	December 31, 2007	December 31, 2006

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended December 31,
	2007	2006	2005

Discount rate	6.00%	5.90%	6.10%
Rate of compensation increase	3.50%	3.50%	3.50%
Measurement date	December 31, 2006	December 31, 2005	December 31, 2004

The following presents information about the assumed healthcare cost trend rate:

	Year Ended December 31,
	2007	2006

Healthcare cost trend rate assumed for next year	7.50%	7.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches that ultimate trend rate	2013	2012

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one percentage-point change in the assumed healthcare cost trend would have the following effects:

	+1.0%	−1.0%
	(Dollars in thousands)

Effect on total service and interest cost components for 2007	$8,163	$(7,494)
Effect on year-end 2007 postretirement benefit obligation	66,450	(60,983)

Plan Assets

The Company’s postretirement benefit plans are unfunded.

Estimated Future Benefits Payments

The following benefit payments (net of retiree contributions), which reflect expected future service, as appropriate, are expected to be paid by Patriot:

Postretirement
Benefits
(Dollars in thousands)

2008	$27,433
2009	30,685
2010	34,275
2011	37,950
2012	43,721
Years 2013-2017	245,715

Medicare and Other Plan Changes

Effective January 1, 2007, the Company entered into a new labor relations agreement for our UMWA represented employees in Appalachia. The provisions of the new agreement mirror the 2007 National Bituminous Coal Wage Agreement and resulted in an actuarially determined projected increase in healthcare costs of $11.7 million primarily in relation to the elimination of certain deductibles.

Effective November 15, 2006, the medical premium reimbursement plan was changed for salaried employees who retired after December 31, 2004. The amendment resulted in a $9.5 million increase to the retiree healthcare liability. The Company began recognizing the effect of the plan amendment over 10.25 years beginning November 15, 2006. The effect was $0.9 million and $0.1 million for the years ended December 31, 2007 and 2006, respectively.

Multi-Employer Benefit Plans

Retirees formerly employed by certain subsidiaries and their predecessors, who were members of the UMWA, last worked before January 1, 1976 and were receiving health benefits on July 20, 1992, receive health benefits provided by the Combined Fund, a fund created by the Coal Act. The Coal Act requires former employers (including certain entities of the Company) and their affiliates to contribute to the Combined Fund according to a formula.

The Company has recorded an actuarially determined liability representing the amounts anticipated to be due to the Combined Fund. The noncurrent portion related to this obligation as reflected in “Obligation to industry fund” in the consolidated balance sheets as of December 31, 2007 and 2006, was $31.1 million and $25.6 million, respectively. The current portion related to this obligation reflected in “Accrued expenses” in the consolidated balance sheets was $5.2 million as of December 31, 2007 and 2006.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense of $2.9 million was recognized related to the Combined Fund for the year ended December 31, 2007, and consisted of interest discount of $2.3 million and amortization of actuarial loss of $0.6 million. Expense of $2.5 million was recognized related to the Combined Fund for the year ended December 31, 2006, and consisted of interest discount of $2.4 million and amortization of actuarial loss of $0.1 million. Expense of $0.9 million was recognized related to the Combined Fund for the year ended December 31, 2005, and consisted of interest discount of $1.9 million and amortization of actuarial gain of $1.0 million. The Company made payments of $5.5 million, $8.3 million and $4.0 million to the Combined Fund for the years ended December 31, 2007, 2006 and 2005, respectively.

As a result of the adoption of SFAS No. 158 on December 31, 2006, the obligation to industry fund recorded on the consolidated balance sheet at December 31, 2007 and 2006 reflects the obligation less any portion that is currently funded. The accumulated actuarial gain that had not yet been reflected in expense of $0.6 million was included in “Accumulated other comprehensive loss”.

The Coal Act also established the 1992 Benefit Plan, which provides medical and death benefits to persons who are not eligible for the Combined Fund, who retired prior to October 1, 1994 and whose employer and any affiliates are no longer in business. A prior national labor agreement established the 1993 Benefit Plan to provide health benefits for retired miners not covered by the Coal Act. The 1993 Benefit Plan provides benefits to qualifying retired former employees, who retired after September 30, 1994, of certain signatory companies which have gone out of business and defaulted in providing their former employees with retiree medical benefits. Beneficiaries continue to be added to this fund as employers go out of business. The 1992 Benefit Plan and the 1993 Benefit Plan qualify under SFAS No. 106 as multi-employer benefit plans, which allows the Company to recognize expense as contributions are made. The expense related to these funds was $15.9 million, $6.9 million and $4.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company expects to pay $10.9 million in 2008 related to these funds.

The Surface Mining Control and Reclamation Act of 2006 (the 2006 Act), enacted in December 2006, amended the federal laws establishing the Combined Fund, 1992 Benefit Plan and the 1993 Benefit Plan. Among other things, the 2006 Act guarantees full funding of all beneficiaries in the Combined Fund, provides funds on a phased-in basis for the 1992 Benefit Plan, and authorizes the trustees of the 1993 Benefit Plan to determine the contribution rates through 2010 for pre-2007 beneficiaries. The new and additional federal expenditures to the Combined Fund, 1992 Benefit Plan, 1993 Benefit Plan and certain Abandoned Mine Land payments to the states and Indian tribes are collectively limited by an aggregate annual cap of $490 million. To the extent that (i) the annual funding of the programs exceeds this amount (plus the amount of interest from the Abandoned Mine Land trust fund paid with respect to the Combined Benefit Fund), and (ii) Congress does not allocate additional funds to cover the shortfall, contributing employers and affiliates, including some of the Company’s entities, would be responsible for the additional costs.

Pursuant to the provisions of the Coal Act and the 1992 Benefit Plan, the Company was required to provide security in an amount equal to three times the annual cost of providing healthcare benefits for all individuals receiving benefits from the 1992 Benefit Plan who are attributable to the Company, plus all individuals receiving benefits from an individual employer plan maintained by the Company who are entitled to receive such benefits. Beginning in 2007, the amount of security the Company was required to provide for the 1992 Benefit Plan was reduced to one times the annual cost to provide the above mentioned healthcare benefits.

(17)	Related Party Transactions

Pre-spin-off relationship with Peabody

Prior to the spin-off, Patriot routinely entered into transactions with Peabody and its affiliates. The terms of these transactions were outlined in agreements executed by Peabody and its affiliates. The amounts included in “Net receivable from former affiliates” reflected the effects of the related party transactions, which had not been settled

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by cash payments, as well as temporary cash advances to and from affiliated companies. The following agreements/transactions with Peabody impacted our results of operations, financial condition and cash flows prior to the spin-off on October 31, 2007:

The Company sold 21.6 million tons of coal resulting in revenues of $1.03 billion for the year ended December 31, 2007 (includes two months of post-spin activity); 24.3 million tons of coal resulting in revenues of $1.13 billion for the year ended December 31, 2006; and 21.5 million tons of coal resulting in revenues of $891.2 million for the year ended December 31, 2005 to a marketing affiliate of Peabody, who negotiated and maintained coal sales contracts. These sales were made at prices paid by outside third-party customers. Receivables related to sales transactions with Peabody were included in “Net receivable from former affiliates” on the consolidated balance sheet prior to the spin-off.

Selling and administrative expenses include $37.3 million, $47.9 million, and $57.1 million for the years ended December 31, 2007, 2006, and 2005, respectively, for services provided by Peabody and its affiliates prior to our spin-off. These selling and administrative expenses represented an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic, based on principal activity, headcount, tons sold and revenues as applicable to the specific expense being allocated. The allocated expenses generally reflected service costs for marketing and sales, legal, finance and treasury, public relations, human resources, environmental engineering and internal audit. Different allocation bases or methods could have been used and could have resulted in significantly different operating results. The services fees incurred by the Company are not necessarily indicative of the selling and administrative expenses that would have been incurred if the Company had been an independent entity.

The Company recognized interest expense of $4.1 million, $5.0 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to a $62.0 million demand note payable to Peabody, which reflected interest at 8.0%. In connection with the spin-off, this note was forgiven by Peabody.

In 2007 and 2006, the Company received contributions from Peabody of $43.6 million and $44.5 million, respectively, primarily for the funding of acquisitions. In 2005, one of the Company’s entities received a $766.7 million non-cash dividend from a Peabody subsidiary that was not included in the spin-off.

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

Spin-off and subsequent periods

On October 31, 2007, at the spin-off of Patriot from Peabody, the Company received a net contribution from Peabody of $781.3 million, which reflected the following:

•	retention by Peabody of certain retiree healthcare liabilities of $615.8 million;

•	the forgiveness of the outstanding intercompany payables to Peabody on October 31, 2007 of $81.5 million;

•	the retention by Patriot of trade accounts receivable at October 31, 2007, previously recorded through intercompany receivables, of $68.6 million;

•	a $30.0 million cash contribution;

•	the retention by Peabody of assets and asset retirement obligations related to certain Midwest mining operations of a net $8.1 million;

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	less the transfer of intangible assets of $22.7 million to Peabody from Patriot related to purchased contract rights for a supply contract retained by Peabody.

As part of the separation agreement with Peabody, Peabody funded a portion of Patriot’s credit facility origination fees and various legal fees related to the spin-off totaling $7.1 million. In the fourth quarter of 2007, Peabody monetized a receivable related to excise tax refunds of $19.4 million as part of the settlement at the time of spin-off.

After the spin-off, the Company continues to supply coal to Peabody to satisfy third-party contracts. With the exception of one contract, all sales were made at prices paid by outside third-party customers. After the spin-off, all sales transactions with Peabody are reflected in “Accounts receivable and other”.

Patriot entered into certain agreements with Peabody to provide certain transition services following the spin-off. Peabody continues to provide support to Patriot, including services related to information technology, certain accounting services, engineering, geology, land management and environmental services. The Company paid $0.9 million to Peabody in November and December 2007 for transition services.

(18)	Guarantees

In the normal course of business, Patriot is a party to guarantees and financial instruments with off-balance-sheet risk, such as bank letters of credit, performance or surety bonds and other guarantees and indemnities, which are not reflected in the accompanying consolidated balance sheet. These financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In Patriot’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.

Letters of Credit and Bonding

The Company’s letters of credit and surety bonds in support of the Company’s reclamation, lease, workers’ compensation and other obligations were as follows as of December 31, 2007:

			Workers’
	Reclamation	Lease	Compensation
	Obligations	Obligations	Obligations	Other(1)	Total
	(Dollars in thousands)

Surety Bonds	$84,109	$—	$12,961	$12,030	$109,100
Letters of Credit	61,883	16,949	170,844	3,871	253,547

	$145,992	$16,949	$183,805	$15,901	$362,647

(1)	Other includes letters of credit and surety bonds related to collateral for surety companies and bank guarantees, road maintenance and performance guarantees.

Additionally, as of December 31, 2007. Peabody continued to guarantee certain bonds (self bonding) related to Patriot liabilities that have not yet been replaced by Patriot surety bonds. As of December 31, 2007, Peabody self bonding related to Patriot liabilities aggregated $22.8 million, of which $19.9 was for post-mining reclamation and $2.9 million was for other obligations. Patriot expects to replace these Peabody self bonds in 2008.

Other Guarantees

In connection with the exchange transaction involving the acquisition of Illinois Basin coal reserves discussed in Note 4, the Company guaranteed bonding for a partnership in which it formerly held an interest. The aggregate amount guaranteed by the Company was $2.8 million, and the fair value of the guarantee recognized as a liability

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $0.4 million as of December 31, 2007. The Company’s obligation under the guarantee extends to September 2015.

Patriot is the lessee under numerous equipment and property leases. It is common in such commercial lease transactions for Patriot, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of Patriot’s operations. Patriot expects that losses with respect to leased property would be covered by insurance (subject to deductibles). Patriot and certain of its subsidiaries have guaranteed other subsidiaries’ performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, Patriot’s maximum potential obligations under their leases are equal to the respective future minimum lease payments, assuming no amounts could be recovered from third parties.

(19)	Commitments and Contingencies

Commitments

As of December 31, 2007, purchase commitments for capital expenditures were $6.3 million. Commitments for expenditures to be made under coal leases are reflected in Note 8.

Other

At times Patriot becomes a party to other claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of such other pending or threatened proceedings is not reasonably likely to have a material effect on Patriot’s consolidated financial position, results of operation or liquidity.

(20)	Segment Information

Patriot reports its operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments consist of Patriot’s mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities. For the year ended December 31, 2007, 77% of Patriot’s sales were to electricity generators and 23% to steel and coke producers. For the years ended December 31, 2007 and 2006, Patriot’s revenues attributable to foreign countries, based on where the product was shipped, were $120.8 million and $142.0 million, respectively. Patriot’s operations are characterized by primarily underground mining methods, coal with high and medium Btu content and relatively short shipping distances from the mine to the customer. “Corporate and Other” includes selling and administrative expenses, net gains on asset disposals and costs associated with past mining obligations.

Patriot’s chief operating decision makers use Adjusted EBITDA as the primary measure of segment profit and loss. Consolidated Adjusted EBITDA is defined as net income (loss) before deducting net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Segment Adjusted EBITDA also excludes past mining obligation expense, including retiree healthcare and workers’ compensation expenses related to non-operating locations. Total assets are not separately identified as part of the financial information provided to the chief operating decision makers and therefore, not disclosed herein.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segment results for the year ended December 31, 2007 were as follows:

			Corporate
	Appalachia	Illinois Basin	and Other(1)	Consolidated
	(Dollars in thousands)

Revenues	$821,116	$252,246	$—	$1,073,362
Adjusted EBITDA	89,850	11,862	(101,281)	431
Additions to property, plant, equipment and mine development	48,955	6,639	—	55,594
Income from equity affiliates	63	—	—	63

Operating segment results for the year ended December 31, 2006 were as follows:

			Corporate
	Appalachia	Illinois Basin	and Other(1)	Consolidated
	(Dollars in thousands)

Revenues	$890,198	$257,721	$—	$1,147,919
Adjusted EBITDA	204,827	(1,900)	(76,158)	126,769
Additions to property, plant, equipment and mine development	72,236	7,988	—	80,224
Income from equity affiliates	60	—	—	60

Operating segment results for the year ended December 31, 2005 were as follows:

			Corporate
	Appalachia	Illinois Basin	and Other(1)	Consolidated
	(Dollars in thousands)

Revenues	$742,753	$235,524	$—	$978,277
Adjusted EBITDA	227,100	1,645	(104,134)	124,611
Additions to property, plant, equipment and mine development	67,775	7,376	—	75,151
Income from equity affiliates	15,578	—	—	15,578

(1)	Corporate and Other results include the gains on disposal of assets discussed in Note 4.

A reconciliation of Adjusted EBITDA to net income (loss) follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Total Adjusted EBITDA	$431	$126,769	$124,611
Depreciation, depletion and amortization	(85,640)	(86,458)	(65,972)
Asset retirement obligation expense	(20,144)	(24,282)	(15,572)
Interest expense	(8,337)	(11,419)	(9,833)
Interest income	11,543	1,417	1,553
Income tax provision	—	(8,350)	—
Minority interests	(4,721)	(11,169)	—

Net income (loss)	$(106,868)	$(13,492)	$34,787

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Stockholders’ Equity

Common Stock

On October 31, 2007, the spin-off of Patriot from Peabody was completed and holders of Peabody common stock received a dividend of one share of Patriot common stock for each ten shares of Peabody common stock that they owned, resulting in total outstanding shares of 26,570,940 as of October 31, 2007. The Company has 100 million authorized shares of $0.01 par value common stock. Each share of common stock will be entitled to one vote in the election of directors and all other matters submitted to stockholder vote. Except as otherwise required by law or provided in any resolution adopted by the Board of Directors with respect to any series of preferred stock, the holders of common stock will possess all voting power. The holders of common stock do not have cumulative voting rights. In general, all matters submitted to a meeting of stockholders, other than as described below, shall be decided by vote of a majority of the shares of Patriot’s common stock. Directors are elected by a plurality of the shares of Patriot’s common stock.

Subject to preferences that may be applicable to any series of preferred stock, the owners of Patriot’s common stock may receive dividends when declared by the Board of Directors. Common stockholders will share equally in the distribution of all assets remaining after payment to creditors and preferred stockholders upon liquidation, dissolution or winding up of the Company, whether voluntarily or not. The common stock will have no preemptive or similar rights.

The following table summarizes common share activity from spin-off date to December 31, 2007:

Shares
Outstanding

October 31, 2007 (shares outstanding at spin-off)	26,570,940
Stock grants to employees	187,828

December 31, 2007	26,758,768

Preferred Stock

In addition to the common stock, the Board of Directors is authorized to issue up to 10 million shares of $0.01 par value preferred stock. The authorized preferred shares include one million shares of Series A Junior Participating Preferred Stock. Patriot’s certificate of incorporation authorizes the Board of Directors, without the approval of the stockholders, to fix the designation, powers, preferences and rights of one or more series of preferred stock, which may be greater than those of the common stock. Patriot believes that the ability of the Board to issue one or more series of preferred stock will provide the Company with flexibility in structuring possible future financings and acquisitions and in meeting other corporate needs that might arise. The issuance of shares of preferred stock, or the issuance of rights to purchase shares of preferred stock, could be used to discourage an unsolicited acquisition proposal. There were no outstanding shares of preferred stock as of December 31, 2007.

Preferred Share Purchase Rights Plan and Series A Junior Participating Preferred Stock

The Board of Directors of Patriot adopted a stockholders rights plan pursuant to the Rights Agreement with American Stock Transfer & Trust Company (the Rights Agreement). In connection with the Rights Agreement, on October 31, 2007, the Company filed the Certificate of Designations of Series A Junior Participating Preferred Stock (the Certificate of Designations) with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Designations, the Company designated 1,000,000 shares of preferred stock as Series A Junior Participating Preferred Stock having the designations, rights, preferences and limitations set forth in the Rights Agreement. Each preferred share purchase right represents the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The rights have certain anti-takeover effects. If the rights become exercisable, the rights will cause substantial dilution to a person or group that attempts to acquire Patriot on terms not approved by the Board of Directors, except pursuant to any offer conditioned on a substantial number of rights being acquired. The rights should not interfere with any merger or other business combination approved by the Board since the rights may be redeemed by the Company at a nominal price prior to the time that a person or group has acquired beneficial ownership of 15% or more of common stock. Thus, the rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations with the Board. However, the effect of the rights may be to discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial equity position in Patriot’s equity securities or seeking to obtain control of the Company. To the extent any potential acquirers are deterred by the rights, the rights may have the effect of preserving incumbent management in office. There were no outstanding shares of Series A Junior Participating Preferred Stock as of December 31, 2007.

(22)	Stock-Based Compensation

The Company has one equity incentive plan for employees and non-employee directors that allows for the issuance of share-based compensation in the form of restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, performance awards, restricted stock units and deferred stock units. Members of the Company’s Board of Directors are eligible for deferred stock unit grants at the date of their election and annually. This plan made 2.6 million shares of the Company’s common stock available for grant, with 1.2 million shares available for grant as of December 31, 2007. Additionally, the Company established an employee stock purchase plan that provided for the purchase of up to 1.0 million shares of the Company’s common stock.

Restricted Stock

In connection with the spin-off, the Company approved a form of Restricted Stock Agreement for grants to employees and service providers of Patriot and its subsidiaries and affiliates. On November 1, 2007, 187,828 shares were granted at $37.50 per share. The agreement provides that the restricted stock will fully vest on the third anniversary of the date the restricted stock was granted to the employee or service provider. However, the restricted stock will fully vest sooner if a grantee terminates employment with or stops providing services to Patriot because of death or disability, or if a change in control occurs (as such term is defined in the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (the Equity Plan)).

Extended Long-Term Incentive Restricted Stock Units

In connection with the spin-off, the Company approved a form of Extended Long-Term Incentive Restricted Stock Units Agreement for grants to employees and service providers of Patriot. The agreement grants restricted stock units that vest over time as well as restricted stock units that vest based upon Patriot’s financial performance. On November 1, 2007, restricted stock units totaling 590,131 were granted at $37.50 per unit. The restricted stock units that vest over time will be 50% vested on the fifth anniversary of the date of grant, 75% vested on the sixth such anniversary and 100% vested on the seventh such anniversary. However, the restricted stock units that vest over time will fully vest sooner if a grantee terminates employment with or stops providing services to Patriot because of death or disability, or if a change in control occurs (as such term is defined in the Equity Plan). The restricted stock units that vest according to Patriot’s financial performance vest according to a formula described in the form of Extended Long-Term Incentive Restricted Stock Units Agreement, the results of which are calculated on the December 31 following the fifth, sixth and seventh anniversaries of the grant date. The Company estimated the number of performance-based units that are expected to vest and utilized this amount in the calculation of the stock-based compensation expense related to these awards. Any changes to this estimate will impact stock-based compensation expense in the period the estimate is changed.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Extended Long-Term Incentive Non-Qualified Stock Option

In connection with the spin-off, the Company approved a form of Extended Long-Term Incentive Non-Qualified Stock Option Agreement for grants to employees and service providers of Patriot. On November 1, 2007, options totaling 554,673 were granted at an exercise price of $37.50. The agreement provides that the option will become exercisable in three installments. The option shall be 50% exercisable on the fifth anniversary of the date of grant, 75% exercisable on the sixth such anniversary and 100% exercisable on the seventh such anniversary. However, the option will become fully exercisable sooner if a grantee terminates employment with or stops providing services to Patriot because of death or disability, or if a change in control occurs (as such term is defined in the Equity Plan). No option can be exercised more than ten years after the date of grant, but the ability to exercise the option may terminate sooner upon the occurrence of certain events detailed in the form extended Long-Term Incentive Non-Qualified Stock Option Agreement. Each award will be forfeited if the grantee terminates employment with or stops providing services to Patriot for any reason other than death or disability prior to the time the award becomes vested.

The Company recognizes share-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment”. The Company used the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of share-based awards requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted. The Company utilized U.S. Treasury yields as of the grant date for its risk-free interest rate assumption, matching the treasury yield terms to the expected life of the option or vesting period of the performance unit awards. The Company utilized a seven-year peer historical lookback to develop its expected volatility. Expected option life assumptions were developed by taking the weighted average time to vest plus the weighted average holding period after vesting.

December 31, 2007

Weighted-average fair value	$15.34
Risk-free interest rate	4.22%
Expected option life	6.69 years
Expected volatility	30.64%
Dividend yield	0%

On November 1, 2007, stock options representing 554,673 shares were granted with an exercise price of $37.50. No shares were exercised, forfeited or expired. The weighted average remaining contractual term in years is 10 years.

Share-based compensation expense of $1.3 million was recorded in “Selling and administrative expenses” in the consolidated statements of operations at December 31, 2007. Share-based compensation expense included $0.3 million related to awards from restricted stock and stock options granted by Peabody to Patriot employees prior to spin-off. As of December 31, 2007, the total unrecognized compensation cost related to nonvested awards granted after spin-off was $8.3 million, net of taxes, which is expected to be recognized over 7 years. As of December 31, 2007, the total unrecognized compensation cost related to nonvested awards granted by Peabody prior to spin-off was $3.2 million, net of taxes, which is expected to be recognized through 2011.

Deferred Stock Units

In connection with the spin-off, the Company approved a form of Deferred Stock Units Agreement for grants to non-employee directors of Patriot. On November 1, 2007, 18,670 units were granted at $37.50. The agreement provides that the deferred stock units will fully vest on the first anniversary of the date of grant, but only if the non-employee director served as a director for the entire one-year period between the date of grant and the first anniversary of the grant. However, the deferred stock units will fully vest sooner if a non-employee director ceases

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be a Patriot director due to death or disability, or if a change in control occurs (as such term is defined in the Equity Plan). Any unvested deferred stock units will be forfeited if a non-employee director terminates service with Patriot for any reason other than death or disability prior to the first anniversary of the grant date. After vesting, the deferred stock units will be settled by issuing shares of Patriot common stock equal to the number of deferred stock units, and the settlement will occur upon the earlier of (i) the non-employee director’s termination of service as a director or (ii) the third anniversary of the grant date or a different date chosen by the non-employee director, provided the date was chosen by the non-employee director prior to January 1 of the year in which the director received the grant.

Employee Stock Purchase Plan

Based on the Company’s employee stock purchase plan, eligible full-time and part-time employees are able to contribute up to 15% of their base compensation into this plan, subject to a limit of $25,000 per person per year. Effective January 1, 2008, employees are able to purchase Company common stock at a 15% discount to the lower of the fair market value of the Company’s common stock on the initial or final trading dates of each six-month offering period. Offering periods begin on January 1 and July 1 of each year. The fair value of the six-month “look-back” option in the Company’s employee stock purchase plan is estimated by adding the fair value of 0.15 of one share of stock to the fair value of 0.85 of an option on one share of stock. The Company recognized no expense for the year ended December 31, 2007 related to its employee stock purchase plan.

(23)	Summary Quarterly Financial Information (Unaudited)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006, is presented below. Patriot common stock is listed on the New York Stock Exchange under the symbol “PCX.”

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands except per share and stock price data)

Revenues	$269,663	$256,221	$293,301	$254,177
Operating profit	(10,698)	(4,392)	(39,823)	(50,440)
Net loss	(11,951)	(5,814)	(39,451)	(49,652)
Basic and diluted loss attributable to common stockholders per share	N/A	N/A	N/A	$(2.17)
Weighted average shares used in calculating basic earnings per share	N/A	N/A	N/A	26,570,940
Stock price — high and low prices	N/A	N/A	N/A	$43.00-$27.16

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Revenues	$289,107	$312,495	$285,038	$261,279
Operating profit	21,530	2,648	9,290	(17,439)
Net income (loss)	13,921	(1,774)	(2,954)	(22,685)

PATRIOT COAL CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2007

	Balance	Charged to				Balance
	Beginning	Costs and				at End of
Description	of Period	Expenses	Deductions(1)	Other		Period
	(Dollars in thousands)

Year Ended December 31, 2007
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$4,716	$—	$—	$(1,985	)(2)	$2,731
Reserve for materials and supplies	1,458	74	—	(1,252	)(2)	280
Allowance for doubtful accounts	252	—	(1)	—		251
Year Ended December 31, 2006
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$4,836	$—	$—	$(120	)(3)	$4,716
Reserve for materials and supplies	1,519	—	(61)	—		1,458
Allowance for doubtful accounts	92	160	—	—		252
Year Ended December 31, 2005
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$6,975	$—	$(2,551)	$412	(3)	$4,836
Reserve for materials and supplies	1,816	—	(297)	—		1,519
Allowance for doubtful accounts	—	92	—	—		92

(1)	Reserves utilized, unless otherwise indicated.

(2)	Balance transferred to Peabody as part of Patriot spin-off.

(3)	Peabody restructured entities which resulted in the reclassification of advances and related reserves.