Form 10-Q
period 2008-03-31
Patriot Coal CORP
filed 2008-05-15
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 26,755,877 shares of common stock with a par value of $0.01 per share outstanding on May 9, 2008.

     PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except share and per
	share amounts)
Revenues
Sales	$279,101	$269,041
Other revenues	5,233	622

Total revenues	284,334	269,663

Costs and expenses
Operating costs and expenses	259,118	277,665
Depreciation, depletion and amortization	18,610	21,358
Asset retirement obligation expense	3,416	5,655
Selling and administrative expenses	8,289	10,909
Net gain on disposal of assets	(194)	(35,226)

Operating loss	(4,905)	(10,698)
Interest expense	2,322	2,825
Interest income	(3,249)	(2,646)

Loss before income taxes and minority interests	(3,978)	(10,877)
Income tax benefit	(912)	—
Minority interests	—	1,074

Net loss	$(3,066)	$(11,951)

Weighted average shares outstanding, basic and diluted	26,570,940	N/A

Earnings (loss) per share, basic and diluted	$(0.12)	N/A
See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$9,408	$5,983
Accounts receivable and other, net of allowance for doubtful accounts of $251 as of March 31, 2008 and December 31, 2007	138,806	125,985
Inventories	36,612	31,037
Prepaid expenses and other current assets	14,033	6,214

Total current assets	198,859	169,219
Property, plant, equipment and mine development
Land and coal interests	691,157	689,338
Buildings and improvements	286,307	282,703
Machinery and equipment	338,008	330,338
Less accumulated depreciation, depletion and amortization	(443,652)	(426,090)

Property, plant, equipment and mine development, net	871,820	876,289
Notes receivable	129,495	126,381
Investments and other assets	27,360	27,948

Total assets	$1,227,534	$1,199,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$22,500	$—
Trade accounts payable	76,690	66,811
Accrued expenses	113,485	117,708

Total current liabilities	212,675	184,519
Long-term debt, less current maturities	10,453	11,438
Asset retirement obligations	136,409	134,364
Workers’ compensation obligations	192,636	192,730
Accrued postretirement benefit costs	529,269	527,315
Obligation to industry fund	30,255	31,064
Other noncurrent liabilities	32,149	36,091

Total liabilities	1,143,846	1,117,521
Stockholders’ equity:
Common stock ($0.01 par value; 100,000,000 shares authorized; 26,760,377 and 26,758,768 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	268	268
Additional paid-in capital	191,410	189,451
Accumulated deficit	(36,429)	(33,363)
Accumulated other comprehensive loss	(71,561)	(74,040)

Total stockholders’ equity	83,688	82,316

Total liabilities and stockholders’ equity	$1,227,534	$1,199,837

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(3,066)	$(11,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	18,610	21,358
Net gain on disposal of assets	(194)	(35,226)
Income tax benefit	(912)	—
Stock-based compensation expense	1,959	—
Changes in current assets and liabilities:
Accounts receivable	(12,821)	7,910
Inventories	(5,575)	(8,282)
Other current assets	(6,907)	(7,727)
Accounts payable and accrued expenses	5,598	(1,328)
Interest on notes receivable	(3,157)	(1,352)
Asset retirement obligations	2,189	2,181
Workers’ compensation obligations	(639)	793
Accrued postretirement benefit costs	5,029	6,934
Obligation to industry fund	(860)	3,587
Other, net	(4,086)	(950)

Net cash used in operating activities	(4,832)	(24,053)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(12,030)	(16,370)
Additions to advance mining royalties	(1,480)	(680)
Proceeds from disposal of assets, net of notes receivable	194	14,350
Net change in receivables from former affiliates	—	40,360

Net cash provided by (used in) investing activities	(13,316)	37,660

Cash Flows From Financing Activities
Short-term borrowings	22,500	—
Long-term debt payments	(927)	—

Net cash provided by financing activities	21,573	—

Net increase in cash and cash equivalents	3,425	13,607
Cash and cash equivalents at beginning of year	5,983	398

Cash and cash equivalents at end of period	$9,408	$14,005

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(1) Basis of Presentation
Basis of Presentation
      Effective October 31, 2007, Patriot Coal Corporation (Patriot) was spun off from Peabody Energy Corporation (Peabody). Patriot includes coal assets in Appalachia and the Illinois Basin and operations in West Virginia and Kentucky. The spin-off was accomplished through a dividend of all outstanding shares of Patriot, resulting in Patriot becoming a separate, publicly-traded company traded on the New York Stock Exchange (symbol PCX).
     All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments; Appalachia and the Illinois Basin (see Note 9).
     The statement of operations and cash flows and related discussions below for the three months ended March 31, 2007 primarily relate to Patriot’s historical results and may not necessarily reflect what its results of operations and cash flows will be in the future or would have been as a stand-alone company. Upon the completion of the spin-off, Patriot’s capital structure changed significantly. At the spin-off date, Patriot entered into various operational agreements with Peabody, including certain on-going agreements that enhance both the financial position and cash flows of Patriot. Such agreements include the assumption by Peabody of certain retiree healthcare liabilities and the repricing of a major coal supply agreement to be more reflective of the then current market pricing for similar quality coal.
     The accompanying condensed consolidated financial statements as of March 31, 2008 and 2007 and for the three months then ended, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. Operating results for the three months ended March 31, 2008 may not necessarily be indicative of the results for the year ended December 31, 2008. The balance sheet information as of December 31, 2007 was derived from Patriot’s audited consolidated balance sheet.
     Description of Business
     Patriot is engaged in the mining of thermal coal, also known as steam coal, for sale primarily to electric utilities and metallurgical coal for sale to steel mills and independent coke producers. Patriot’s mining operations and coal reserves are located in the eastern and midwestern United States, primarily in West Virginia and Kentucky.
(2) New Accounting Pronouncements
     FASB Statement No. 157
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements.” Statement of Financial Accounting Standards (SFAS) No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. SFAS No. 157 clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The Company adopted SFAS No. 157 in the first quarter of 2008 with no impact to the financial statements.
     FASB Statement No. 159
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities electing the fair value option will be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with each item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 in the first quarter of 2008 with no impact to the financial statements since it has not elected fair value treatment for any items not currently required to be measured at fair value.
(3) Gain on Disposal of Assets
     In the first quarter of 2007, Patriot sold approximately 35.1 million tons of non-strategic coal reserves and surface lands located in Kentucky for cash of $14.3 million and notes receivable of $32.2 million. Patriot recognized gains totaling $35.2 million on these transactions.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(4) Income Tax Benefit
     The Company reported an income tax benefit of $0.9 million for the three months ended March 31, 2008, based on the forecasted effective tax rate for the current year. For the three months ended March 31, 2007, no income tax provision was recorded due to projected net operating losses for the year ended December 31, 2007.
(5) Earnings per Share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Earnings (loss) per share is not presented for periods prior to October 31, 2007, because Patriot was wholly-owned by Peabody and its affiliates prior to the initial distribution.
     For the three months ended March 31, 2008, 77,078 shares were excluded from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive.
(6) Inventories
     Inventories consisted of the following:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Raw coal	$4,889	$4,133
Saleable coal	17,832	13,519
Materials and supplies	13,891	13,385

Total	$36,612	$31,037

     Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Saleable coal represents coal stockpiles that will be sold in current condition. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs. Materials, supplies and coal inventory are valued at the lower of average cost or market.
(7) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Net loss	$(3,066)	$(11,951)
Accumulated actuarial loss and prior service cost realized	2,479	9,517

Comprehensive loss	$(587)	$(2,434)

     Comprehensive income differs from net income by the amount of unrealized loss resulting from the amortization of actuarial loss and prior service cost as required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(8) Postretirement Benefit Costs
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Service cost for benefits earned	$203	$146
Interest cost on accumulated postretirement benefit obligation	9,198	18,272
Amortization of prior service cost	(170)	(87)
Amortization of actuarial loss	3,245	9,795

Net periodic postretirement benefit costs	$12,476	$28,126

     Net periodic postretirement benefits costs for the three months ended March 31, 2007 included costs related to certain retiree healthcare liabilities that were assumed by Peabody at the spin-off.
(9) Segment Information
     Patriot reports its operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of Patriot’s mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities. For the three months ended March 31, 2008, 71% of Patriot’s sales were to electricity generators and 29% to steel and coke producers. For the three months ended March 31, 2008 and 2007, Patriot’s revenues attributable to foreign countries, based on where the product was shipped, were $55.4 million and $29.8 million, respectively. Patriot primarily utilizes underground mining methods and produces coal with high and medium Btu content. Patriot’s operations have relatively short shipping distances from the mine to most of its domestic utility customers and certain metallurgical coal customers. “Corporate and Other” includes selling and administrative expenses, net gains on disposal of assets and costs associated with past mining obligations.
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
     Operating segment results for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31, 2008
			Corporate
	Appalachia	Illinois Basin	and Other	Total
		(Dollars in thousands)
Revenues	$217,995	$66,339	$—	$284,334
Adjusted EBITDA	41,998	5,339	(30,216)	17,121
Additions to property, plant, equipment and mine development	10,402	1,043	585	12,030

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

	Three Months Ended March 31, 2007
			Corporate
	Appalachia	Illinois Basin	and Other	Total
		(Dollars in thousands)
Revenues	$202,075	$67,588	$—	$269,663
Adjusted EBITDA	23,626	6,744	(14,055)	16,315
Additions to property, plant, equipment and mine development	14,228	2,142	—	16,370
     A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Total Adjusted EBITDA	$17,121	$16,315
Depreciation, depletion and amortization	(18,610)	(21,358)
Asset retirement obligation expense	(3,416)	(5,655)
Interest expense	(2,322)	(2,825)
Interest income	3,249	2,646
Income tax benefit	912	—
Minority interests	—	(1,074)

Net loss	$(3,066)	$(11,951)

(10) Commitments and Contingencies
Commitments
     As of March 31, 2008, purchase commitments for capital expenditures were $42.7 million.
Other
     At times Patriot becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of such pending or threatened proceedings is not reasonably likely to have a material effect on Patriot’s financial position, results of operations or cash flows.
(11) Guarantees
     In the normal course of business, Patriot is a party to guarantees and financial instruments with off-balance-sheet risk, such as bank letters of credit, performance or surety bonds and other guarantees and indemnities, which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. In Patriot’s past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments.
     As of March 31, 2008, Peabody continued to guarantee certain bonds related to Patriot liabilities that had not yet been replaced by Patriot surety bonds, in the aggregate amount of $2.8 million.
     Other Guarantees
     Patriot is the lessee and sublessee under numerous equipment and property leases. It is common in such commercial lease transactions for Patriot, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of Patriot’s operations. Patriot expects that losses with respect to leased property would be covered by insurance (subject to deductibles). Patriot and certain of its subsidiaries have guaranteed other subsidiaries’ performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, Patriot’s maximum potential obligations under their leases are equal to the respective future minimum lease payments, assuming no amounts could be recovered from third parties.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(12) Related Party Transactions
     Prior to the spin-off, Patriot routinely entered into transactions with Peabody and its affiliates. The terms of these transactions were outlined in agreements executed by Peabody and its affiliates.
     Selling and administrative expenses include $10.9 million for the three months ended March 31, 2007 for services provided by Peabody and represent an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic, based on principal activity, headcount, tons sold and revenues as applicable to the specific expense being allocated. The allocated expenses generally reflected service costs for: marketing and sales, legal, finance and treasury, public relations, human resources, environmental engineering and internal audit. Different general accounting allocation bases or methods could have been used and could have resulted in significantly different operating results. The allocation from Peabody was not necessarily indicative of the selling and administrative expenses that would have been incurred if Patriot had been an independent entity.
     Patriot recognized interest expense of $1.2 million for the three months ended March 2007 related to a $62.0 million intercompany demand note payable to Peabody, which was forgiven at spin-off.
     For the three months ended March 31, 2007, substantially all of Patriot’s tons sold were through a marketing affiliate of Peabody, which negotiated and maintained coal sales contracts. These sales were made at prices paid by outside third-party customers. For the three months ended March 31, 2008, the Company sold 3.3 million tons of coal resulting in revenues of $160.3 million to this Peabody marketing affiliate.
     Patriot entered into certain agreements with Peabody to provide certain transition services following the spin-off. At March 31, 2008, Peabody continues to provide support to Patriot related to information technology, engineering, land management and certain accounting services. For the three months ended March 31, 2008, transition services expense was $0.8 million.
(13) Subsequent Event
     On April 2, 2008, Patriot entered into an agreement to acquire Magnum Coal Company (Magnum). Magnum is one of the largest coal producers in Appalachia, operating 11 mines and 7 preparation plants with more than 60% of its production from surface mines. Under the terms of the agreement, Magnum stockholders will receive approximately 11.9 million shares of newly-issued Patriot common stock. In addition, Patriot will assume net debt estimated at $150 million, bringing the total purchase price to approximately $709 million based on the April 2, 2008 closing price of Patriot common stock. The acquisition is subject to certain regulatory approvals and customary closing conditions. The issuance of common stock is subject to approval by Patriot stockholders. The proposed transaction is expected to be completed during the second or third quarter of 2008.
     In connection with the agreement to acquire Magnum, we entered into an amendment to our credit facility dated April 2, 2008, which, among other things, (i) permits the merger with Magnum and the transactions contemplated by the merger agreement, (ii) increases the rate of interest applicable to loans under the credit facility and (iii) modifies certain covenants and related definitions to allow for changes in permitted indebtedness, permitted liens, permitted capital expenditures and other changes in respect of us and our subsidiaries in connection with the acquisition. The increase in the interest rate and covenant modifications are effective with the closing of the acquisition.

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
     Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable but are subject to a wide range of uncertainties, and business risks and actual risks may differ materially from those discussed in the statements. Among the factors that could cause actual results to differ materially are:
•	difficulty in implementing our business strategy;

•	geologic, equipment and operational risks associated with mining;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	customer performance and credit risks;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	our ability to replace proven and probable coal reserves;

•	labor availability and relations;

•	our ability to respond to changing customer preferences;

•	availability and costs of credit, surety bonds and letters of credit;

•	our dependence on Peabody for a substantial portion of our revenues;

•	price volatility and demand, particularly in higher margin products;

•	reductions of purchases by major customers;

•	failure to comply with debt covenants;

•	the effects of mergers, acquisitions and divestitures;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

•	environmental laws and regulations including those affecting our operations and those affecting our customers’ coal usage;

•	developments in greenhouse gas emission regulation and treatment, including any development of commercially successful carbon capture and storage techniques;

•	coal mining laws and regulations;

•	the outcome of pending or future litigation;

•	coal and power market conditions;

•	weather patterns affecting energy demand;

•	competition in our industry;

•	changes in postretirement benefit obligations;

•	changes to contribution requirements to multi-employer benefit funds;

•	availability and costs of competing energy resources;

•	worldwide economic and political conditions;

•	interest rate fluctuation;

•	inflationary trends, including those impacting materials used in our business;

•	economic strength and political stability of countries in which we serve customers;

•	downturns in consumer and company spending;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings set forth in Item 3 of our Annual Report on Form 10-K and Part II, Item 1 of this report.
     These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our Annual Report on Form 10-K. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. We do not undertake any obligation to update the forward-looking statements, except as required by federal securities laws.
Overview
     Effective October 31, 2007, Peabody Energy Corporation (Peabody) spun-off our group by distributing all of our common stock to the stockholders of Peabody as a dividend. We entered into various agreements with Peabody containing key provisions relating to the separation of our business. See our Annual Report on Form 10-K for more information about the spin-off and our operations.
     We are a leading producer of coal in the eastern United States, with operations and coal reserves in Appalachia and the Illinois Basin. We are also a leading U.S. producer of metallurgical quality coal. We and our predecessor companies have operated in these regions for more than 50 years. In 2007, we sold 22.1 million tons of coal, of which 77% was sold to domestic electric utilities and 23% was sold to domestic and international steel producers. In the first three months of 2008, we sold 5.1 million tons of coal, of which 71% was sold to domestic electric utilities and 29% was sold to domestic and international steel producers. We control 1.3 billion tons of proven and probable coal reserves. Our proven and probable coal reserves include premium coking coal and medium- and high-Btu thermal coal, with low, medium and high sulfur content.
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
     Our mining operations and coal reserves are as follows:
•	Appalachia. In southern West Virginia, we have five company-operated mines and numerous contractor-operated mines, serviced by four coal preparation plants. These operations and related infrastructure are located in Boone and Kanawha counties. In northern West Virginia, we have one company-operated mine, serviced by a preparation plant and related infrastructure. These operations are located in Monongalia County. We sold 14.4 million and 3.2 million tons of coal in the year ended December 31, 2007 and the three months ended March 31, 2008, respectively. As of December 31, 2007, we controlled 586 million tons of proven and probable coal reserves in Appalachia, of which 283 million tons were assigned to current operations.

•	Illinois Basin. In the Illinois Basin, we have four company-operated mines, serviced by three preparation plants. These operations and related infrastructure are located in Union and Henderson counties in western Kentucky. We sold 7.7 million and 1.9 million tons of coal in the year ended December 31, 2007 and the three months ended March 31, 2008, respectively. As of December 31, 2007, we controlled 676 million tons of proven and probable coal reserves in the Illinois Basin, of which 131 million tons were assigned to current operations.
Magnum Transaction
     On April 2, 2008, Patriot entered into an agreement to acquire Magnum Coal Company (Magnum). Magnum is one of the largest coal producers in Appalachia, operating 11 mines and 7 preparation plants with more than 60% of its production from surface mines. Under the terms of the agreement, Magnum stockholders will receive approximately 11.9 million shares of newly-issued Patriot common stock. In addition, Patriot will assume net debt estimated at $150 million, bringing the total purchase price to approximately $709 million based on the April 2, 2008 closing price of Patriot common stock. The acquisition is subject to certain regulatory approvals and customary closing conditions. The issuance of common stock is subject to approval by Patriot stockholders. The proposed transaction is expected to be completed during the second or third quarter of 2008.
     The acquisition will be accounted for by Patriot using the purchase method of accounting. Under this method of accounting, the purchase price will be allocated to the fair value of the net assets acquired. The excess purchase price over the fair value of the assets acquired, if any, will be allocated to goodwill.

     In connection with the agreement to acquire Magnum, we entered into an amendment to our credit facility dated April 2, 2008. See Liquidity and Capital Resources — Credit Facility below for more information about our credit facility and the amendment. Also in connection with the acquisition agreement, we obtained a subordinated bridge loan financing commitment, allowing us to draw up to $150 million under the related bridge loan facility at the effective time of the acquisition. The proceeds from the facility, if funded, will be utilized to repay a portion of Magnum’s indebtedness and to pay related fees and expenses. The annual interest rate associated with this borrowing, if funded, is the greater of i) 5% plus one-month LIBOR and ii) 8.25%.
Basis of Presentation
     The statement of operations and cash flows and related discussions below for the three months ended March 31, 2007 primarily relate to our historical results and may not necessarily reflect what our results of operations and cash flows will be in the future or would have been as a stand-alone company. Upon the completion of the spin-off, our capital structure changed significantly. At the spin-off date, we entered into various operational agreements with Peabody, including certain on-going agreements that enhance both our financial position and cash flows. Such agreements include the assumption by Peabody of certain retiree healthcare liabilities and the repricing of a major coal supply agreement to be more reflective of the then current market pricing for similar quality coal.
     We encourage you to read our Unaudited Pro Forma Consolidated Financial Data provided within this Management’s Discussion and Analysis of Financial Condition and Results of Operations to better understand how our results have been impacted by the separation from Peabody and the various separation agreements that were effective with the spin-off transaction. The unaudited condensed consolidated financial statements presented herein include allocations of Peabody expenses, assets and liabilities through the date of the spin-off, including the following items:
Selling and Administrative Expenses
     For the periods prior to the spin-off, our historical selling and administrative expenses were based on an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic, based on principal activity, headcount, tons sold or revenues as appropriate. The allocated expenses generally reflected service costs for marketing and sales, general accounting, legal, finance and treasury, public relations, human resources, environmental, engineering and internal audit. These allocated expenses are not necessarily indicative of the costs we would have incurred as a stand-alone company.
Interest Expense
     For the periods prior to the spin-off, our historical interest expense primarily related to fees for letters of credit and surety bonds used to guarantee our reclamation, workers’ compensation, retiree healthcare, and lease obligations as well as interest expense related to intercompany notes with Peabody. Our capital structure changed following the spin-off from Peabody, and effective October 31, 2007, we entered into a four-year revolving credit facility. See Liquidity and Capital Resources – Credit Facility for more information about our credit facility. The intercompany demand note totaling $62.0 million with Peabody was forgiven at spin-off.
Results of Operations
Adjusted EBITDA
     The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as net income (loss) before deducting interest expense and income, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Segment Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Because Segment Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under generally accepted accounting principles, in Note 9 to our unaudited condensed consolidated financial statements. Segment Adjusted EBITDA excludes selling, general and administrative expenses, past mining obligation expense and gain on disposal of assets and is reconciled to its most comparable measure below under Net Income (Loss).
Three Months Ended March 31, 2008 Compared to March 31, 2007
     Summary
     Revenues increased by $14.7 million and Segment Adjusted EBITDA increased by $17.0 million in the three months ended March 31, 2008 compared to the prior year, primarily driven by higher average selling prices, partially offset by lower production volume. During the first quarter of 2008, average sales prices at several of our mines increased as compared to the prior year, reflecting a combination of improved contract pricing and higher spot prices. Lower production volume resulted from production shortfalls at our Federal mine primarily due to two roof falls and in the Illinois Basin due to flooding and inclement weather.

     Tons Sold and Revenues

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	Tons/$	%
	(Dollars and tons in thousands, except per ton data)
Tons Sold:
Appalachia Mining Operations	3,180	3,650	(470)	(12.9)%
Illinois Basin Mining Operations	1,905	2,099	(194)	(9.2)%

Total Tons Sold	5,085	5,749	(664)	(11.5)%

Revenue:
Appalachia Mining Operations	$212,762	$201,453	$11,309	5.6%
Illinois Basin Mining Operations	66,339	67,588	(1,249)	(1.8)%
Appalachia — Other	5,233	622	4,611	n/a

Total Revenue	$284,334	$269,663	$14,671	5.4%

Average sales price per ton sold:
Appalachia Mining Operations	$66.91	$55.19	$11.72	21.2%
Illinois Basin Mining Operations	34.82	32.20	2.62	8.1%
     Revenues in the Appalachia segment were higher in the three months ended March 31, 2008 compared to the same period in 2007. The increase in revenues primarily related to the $11.72 per ton average sales price increase, partially offset by lower sales volumes. Average sales prices increased reflecting higher contract pricing, including the repricing of a major coal supply agreement with Peabody as part of the spin-off, as well as higher spot sales prices, particularly for coal sold into the export market. The Appalachia coal markets experienced a major increase in spot coal prices, generally driven by increases in international coal prices and an international supply/demand imbalance.
     In the three months ended March 31, 2008, sales volumes in the Appalachia segment were lower compared to the same period in 2007. Sales volumes were reduced due to production shortfalls stemming from two roof falls caused by adverse geologic conditions at our Federal mine in the first quarter. Longwall production has resumed in the second quarter of 2008, but was curtailed through the latter portion of the first quarter of 2008. Partially offsetting this reduction to sales volumes were higher volumes at three of our other Appalachia business units. In early 2007, we experienced performance difficulties and adverse geological conditions at several of our company-operated and contract mines. We made changes in the second and third quarter of 2007, suspending the operations at some locations and transferring equipment and supplies to better performing business units. In the first quarter of 2008, we continued to see higher production and sales volume from these operational changes.
     Other revenues in Appalachia were higher in the three months ended March 31, 2008 compared to the same period in 2007. In addition to royalty income, other revenues in 2008 included the sale of purchased coal as we were able to take advantage of rising spot market prices.
     The decrease in the Illinois Basin segment revenue for the three months ended March 31, 2008 compared to the prior year reflected lower sales volumes driven by severe weather conditions, including ice storms, heavy rains and flooding that reduced production and delayed barge shipments, partially offset by higher average sales prices.

     Segment Adjusted EBITDA

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	$	%
		(Dollars in thousands)
Appalachia Mining Operations and Other	$41,998	$23,626	$18,372	77.8%
Illinois Basin Mining Operations	5,339	6,744	(1,405)	(20.8)%

Segment Adjusted EBITDA	$47,337	$30,370	$16,967	55.9%

     Segment Adjusted EBITDA for Appalachia increased in the three months ended March 31, 2008 from the prior year primarily due to higher average selling prices and lower operating costs. Lower operating costs primarily related to lower equipment repair costs and lower spending related to the operational changes that were made in mid-2007 at various company-operated and contract mines. Two of our mines experienced longwall, continuous miner and other equipment rebuilds in the first quarter of 2007 that were not experienced in the first quarter of 2008. These improvements occurred in spite of production shortfalls at our Federal mine in the first quarter of 2008, which, as discussed above, were caused by two roof falls resulting from adverse roof conditions.
     Segment Adjusted EBITDA for the Illinois Basin decreased in the three months ended March 31, 2008 from the prior year primarily due to lower revenues as discussed above, higher costs related to repairs and maintenance related to roofbolting and higher fuel costs.
     Net Income (Loss)

	Three Months Ended		Increase (Decrease)
	March 31,		to Net Income
	2008	2007	$	%
		(Dollars in thousands)
Segment Adjusted EBITDA	$47,337	$30,370	$16,967	55.9%
Corporate and Other:
Past mining obligations	(22,121)	(38,372)	16,251	42.4%
Net gain on disposal of assets	194	35,226	(35,032)	(99.4)%
Selling and administrative expenses	(8,289)	(10,909)	2,620	24.0%

Total Corporate and Other	(30,216)	(14,055)	(16,161)	(115.0)%
Depreciation, depletion and amortization	(18,610)	(21,358)	2,748	12.9%
Asset retirement obligation expense	(3,416)	(5,655)	2,239	39.6%
Interest expense	(2,322)	(2,825)	503	17.8%
Interest income	3,249	2,646	603	22.8%

Income (loss) before income taxes and minority interest	(3,978)	(10,877)	6,899	63.4%
Income tax benefit	912	—	912	n/a
Minority interests	—	(1,074)	1,074	n/a

Net loss	$(3,066)	$(11,951)	$8,885	74.3%

     Past mining obligations were lower in the three months ended March 31, 2008 than the corresponding period in the prior year primarily due to the retention by Peabody of a portion of our liability at spin-off. If our liability had been on the same basis in 2007 as it was in 2008, the amortization of the actuarial loss related to our retiree healthcare plans would have been lower in the three months ended March 31, 2008 due to an increase in the discount rate. See our Unaudited Pro Forma Consolidated Financial Data below for more information.
     Net gain on disposal of assets was $35.0 million lower in the three months ended March 31, 2008 compared to the prior year due to a coal reserve transaction in the first quarter of 2007 that resulted in a gain of $35.2 million. There were no similar transactions in the first quarter of 2008. Property sales in 2007 are not indicative of the level we expect on an ongoing basis.

     Our historical selling and administrative expenses for the three months ended March 31, 2007 were based on an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic. Selling and administrative expenses for the three months ended March 31, 2008 represent our actual expenses incurred as a stand-alone company.
     Depreciation, depletion and amortization decreased in the three months ended March 31, 2008 compared to the prior year primarily due to the closure or suspension of several contractor-operated mines and higher advance mining royalty and purchased contract amortization in 2007.
     Asset retirement obligation expense decreased in the three months ended March 31, 2008 compared to the prior year primarily due to the acceleration of a mine closure in early 2007, the extension of the life of our Federal mine in mid-2007 as a result of the acquisition of adjoining coal reserves, and higher expense in the first quarter of 2007 related to our annual review of the asset retirement obligation.
     The decrease in interest expense in the first quarter of 2008 was primarily due to the forgiveness of a Peabody intercompany demand note at spin-off.
     Interest income increased in 2008 compared to the prior year due to additional interest income on notes receivable that resulted from the sale of Kentucky coal reserves in the first half of 2007.
     We reported an income tax benefit of $0.9 million for the three months ended March 31, 2008, based on the forecasted effective tax rate for the current year. For the three months ended March 31, 2007, no income tax provision was recorded due to projected net operating losses for the year ended December 31, 2007.
     We acquired an effective controlling interest in KE Ventures, LLC during the first quarter of 2006, and began consolidating KE Ventures, LLC in our results in 2006. The portion of earnings that represent the interests of the minority owners are deducted from our income (loss) before income taxes and minority interests to determine net income (loss). The minority interest recorded in 2007 represented the share of KE Ventures, LLC earnings in which the minority holders were entitled to participate. In the second half of 2007, we increased our ownership in KE Ventures to 100%.
Unaudited Pro Forma Consolidated Financial Data
          The unaudited pro forma consolidated financial information presented below has been derived from our unaudited historical condensed consolidated financial statements as of and for the three months ended March 31, 2007. This unaudited pro forma consolidated financial information should be read in conjunction with Results of Operations and the unaudited condensed consolidated financial statements and notes related thereto included elsewhere in this Quarterly Report on Form 10-Q.
          The pro forma adjustments are based on assumptions that management believes are reasonable. The unaudited pro forma consolidated financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations or financial position would have been had the separation and distribution and related transactions occurred on January 1, 2007. The unaudited pro forma consolidated financial information also should not be considered representative of our future results of operations or financial position.
          The unaudited pro forma consolidated statement of operations for the three months ended March 31, 2007 reflects adjustments to our historical financial statements to present our results as if the spin-off occurred on January 1, 2007. These adjustments include, among other things, an increase to revenue (and related royalties and taxes) from repricing of a coal supply agreement to reflect the then current market pricing for similar quality coal and a reduction to our costs associated with the assumption by Peabody of certain of our retiree healthcare liabilities.

Unaudited Pro Forma Consolidated Statement of Operations

	Three Months Ended March 31, 2007
	Historical	Adjustments		Pro forma
	(Dollars in thousands)
Sales	$269,041	$6,161	(a)	$275,202
Other revenue	622	—		622

Total revenues	269,663	6,161		275,824

Operating costs and expenses	277,665	(15,563	)(b)	262,381
		(337	)(c)
		616	(a)
Depreciation, depletion and amortization	21,358	(310	)(d)	21,048
Asset retirement obligation expense	5,655	—		5,655
Selling and administrative expenses	10,909	(2,934	)(e)	7,975
Net gain on disposal of assets	(35,226)	—		(35,226)

Operating profit (loss)	(10,698)	24,689		13,991
Interest expense	1,312	830	(f)	2,142
Interest expense related to Peabody	1,513	(1,513	)(g)	—
Interest income	(2,646)	—		(2,646)

Income (loss) before income taxes and minority interest	(10,877)	25,372		14,495
Income tax provision	—	6,948	(h)	6,948
Minority interest	1,074	—		1,074

Net income (loss)	$(11,951)	$18,424		$6,473

Notes to Unaudited Pro Forma Consolidated Statement of Operations

(a)	Reflects an increase to revenues (and related royalties and taxes) related to the repricing of a coal supply agreement to increase the price paid to Patriot to be more reflective of the then current market pricing for similar quality coal at the time of the spin-off.

(b)	Reflects a decrease to operating costs and expenses for the impact of Peabody’s agreement to assume certain of Patriot’s retiree healthcare liabilities, which totaled $603.4 million as of December 31, 2007.

(c)	Reflects reversal of historical expense related to pension benefit obligations that were not assumed by Patriot.

(d)	Reflects the non-cash transfer to Peabody of an intangible asset related to a purchased contract right recorded on Patriot’s historical financial statements in Investments and Other Assets and historically sourced from Patriot mining operations. As part of the spin-off, Peabody retained the coal supply contract with the ultimate customer.

(e)	Reflects adjustment for estimated selling and administrative costs for Patriot’s stand-alone management and administrative structure and functions. Prior to the spin-off, these services were provided by Peabody under various agreements between Peabody and its subsidiaries, and the historical amount was the result of an allocation of Peabody’s overall general and administrative costs. The allocation of these Peabody costs was not deemed reasonable for Patriot on a stand-alone basis and a pro forma amount was estimated based on a detailed build-up of expected support costs by function for the Patriot operations as a stand-alone business. The costs allocated to Patriot by Peabody are higher than Patriot’s pro forma estimate because the Peabody allocation reflected higher costs for areas such as government relations, information systems development, office space, executive incentive compensation, and support departments such as accounting, law, engineering and human resources. In addition, the Peabody allocation included costs for major strategy and growth initiatives, most of which did not directly impact the Patriot operations.

(f)	Reflects higher costs for surety bonds and letters of credit based on current rates for these instruments and on Patriot’s requirements to secure financial obligations for reclamation, workers’ compensation and postretirement benefits. The historical financial statements reflect an allocation of Peabody’s fees related to these guarantees.

(g)	Reflects the reversal of the interest expense related to the intercompany note payable to Peabody.

(h)	Reflects tax impact of pro forma adjustments based on the statutory rate adjusted for tax accounting as follows:

Three Months Ended
March 31, 2007
Expected tax statutory	$8,880
State income tax	1,060
Percentage depletion	(2,259)
Valuation allowance	(967)
Other	234

Pro forma tax impact	$6,948

Outlook
     As discussed more fully in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, our results of operations in the near-term could be negatively impacted by poor weather conditions, unforeseen adverse geologic conditions or equipment problems at mining locations, the unavailability of transportation for coal shipments, increased labor costs due to the shortage of skilled labor, rising prices of key supplies, mining equipment and commodities and the inability of contract miners to fulfill delivery terms of their contracts. On a long-term basis, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves; our ability to attract and retain skilled employees and contract miners; our ability to find replacement buyers for coal under contracts with comparable terms to existing contracts; and the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation. If upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. We are experiencing increases in operating costs related to steel-related products (including roof control), replacement parts, belting products, contract mining and healthcare, and have taken measures to attempt to mitigate the increases in these costs. Management plans to aggressively control costs and operating performance to mitigate external cost pressures and geologic conditions.
     The Federal mine experienced two roof falls during the first quarter of 2008 resulting in lower production and earnings. The Federal longwall resumed production in early April.
     Our operating results are also impacted by market conditions. International coal markets continue to grow, driven by increased demand from the growing economies of China and India where coal is both the primary domestic source of fuel and the lowest-cost imported fuel for electricity generation. We do not currently sell coal into China, but Chinese demand is important in determining worldwide coal prices. In addition to the increased demand in China and India, demand increases in Indonesia, South Africa and Russia are resulting in lower exports. Brazil is experiencing increased steel production resulting in the need for more coal imports. Additionally, coal exports from Australia, a major coal producer, have continued to be impacted by infrastructure limitations driven by rail and port constraints.

     Metallurgical coal continues to sell at a significant premium to steam coal and we expect to participate in the strong international and domestic market for metallurgical coal through production and export sales of metallurgical coal from our operations. Central Appalachia spot prices for metallurgical coal and thermal coal have increased significantly since the beginning of 2008. We believe strong coal markets will continue worldwide, as long as growth continues in the U.S., Asia, South America and other economies that are increasing coal demand for electricity generation and steelmaking.
     Without consideration of the Magnum acquisition, we are targeting 2008 sales volume of 23 to 25 million tons, including 6.5 to 7.5 million tons of metallurgical coal. As of March 31, 2008, substantially all of our expected 2008 production was priced. As of March 31, 2008, our total unpriced planned production for 2009 was 5.5 to 6.5 million tons of metallurgical and 3.5 to 4.5 million tons of thermal volumes and for 2010 was 7.5 to 8.5 million tons of metallurgical and 9.0 to 10.0 tons of thermal volumes. The guidance provided under this caption Outlook should be read in conjunction with, and is subject to risks, including risks set forth, under the section entitled Cautionary Notice Regarding Forward-Looking Statements and Item 1A, Risk Factors in this report and in Part 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Net cash used in operating activities was $4.8 million for the three months ended March 31, 2008 compared to $24.1 million in the same period of 2007. The decrease in use of cash primarily related to improved operating results partially offset by working capital changes.
     Net cash used in investing activities was $13.3 million for the three months ended March 31, 2008 compared to net cash provided by investing activities of $37.7 million in the same period of 2007. The decrease in cash provided reflected a decrease in net transactions with Peabody of $40.4 million and a decrease in the proceeds from disposal of assets of $14.1 million, partially offset by lower capital expenditures of $4.3 million.
     Net cash provided by financing activities was $21.6 million for the three months ended March 31, 2008 due to short-term borrowings of $22.5 million partially offset by a promissory note payment of $0.9 million in 2008.
     Credit Facility
          On October 31, 2007, in connection with the spin-off of Patriot, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility. This facility is available for working capital requirements, capital expenditures and other corporate purposes. Our credit facility was utilized to replace certain Peabody letters of credit and surety bonds that were in place with respect to Patriot obligations. As of March 31, 2008, the balance of outstanding letters of credit issued against the credit facility totaled $299.8 million. At March 31, 2008, there was $22.5 million of outstanding short-term borrowings on this facility. Availability under the credit facility as of March 31, 2008 was $177.7 million.
     In connection with the agreement to acquire Magnum, we entered into an amendment to our credit facility dated April 2, 2008, which, among other things, (i) permits the merger with Magnum and the transactions contemplated by the merger agreement, (ii) increases the rate of interest applicable to loans under the credit facility and (iii) modifies certain covenants and related definitions to allow for changes in permitted indebtedness, permitted liens, permitted capital expenditures and other changes in respect of us and our subsidiaries in connection with the acquisition. The increase in the interest rate and covenant modifications are effective with the closing of the acquisition.
     The obligations under our credit facility are secured by a first lien on substantially all of our assets, including but not limited to certain of our mines and coal reserves and related fixtures and accounts receivable. The credit facility contains certain customary covenants, including financial covenants limiting our total indebtedness (maximum leverage ratio of 2.75) and requiring minimum EBITDA coverage of interest expense (minimum interest coverage ratio of 4.0), as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants, beginning with the period ended March 31, 2008. The rolling four quarters compliance calculation contains a phase-in provision for 2008. The terms of the credit facility also contain certain customary events of default, which give the lender the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount. At March 31, 2008, we were in compliance with the covenants of our credit facility.
Newly Adopted Accounting Pronouncements
     FASB Statement No. 157
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. SFAS No. 157 clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. We adopted SFAS No. 157 in the first quarter of 2008 with no impact to the financial statements.
     FASB Statement No. 159
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities electing the fair value option will be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with each item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 in the first quarter of 2008 with no impact to the financial statements since we have not elected fair value treatment for any items not currently required to be measured at fair value.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
     The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 83% of our sales volume under coal supply agreements with terms of one year or more during 2007. As of March 31, 2008, our total unpriced planned production for 2008 was less than 1.0 million tons, for 2009 was 9.0 to 11.0 million tons and for 2010 was 16.5 to 18.5 million tons.
     In connection with the spin-off, we entered into long-term coal contracts with marketing affiliates of Peabody. The arrangements, except as described below under Credit Risk, have substantially similar terms and conditions as the pre-existing contractual obligations of Peabody’s marketing affiliate. These arrangements may be amended or terminated only with the mutual agreement of Peabody and Patriot.
Credit Risk
     A major portion of our revenues is generated through sales to a marketing affiliate of Peabody, and we will continue to supply coal to Peabody on a contract basis as described above, so Peabody can meet its commitments under pre-existing customer agreements sourced from our operations. One of these arrangements with Peabody provides for the adjustment of a major existing coal sales agreement sourced from Patriot’s operations to increase the price paid to us thereunder. The term of the arrangement between Patriot and Peabody will expire on December 31, 2012. Our remaining sales are made directly to electric utilities, industrial companies and steelmakers. Therefore, our concentration of credit risk is primarily with Peabody, as well as electric utilities and steelmakers. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, we will protect our position by requiring the counterparty to provide appropriate credit enhancement. When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay. Additionally, as of March 31, 2008, we had $136.2 million in notes receivable outstanding from counterparties not affiliated with us or Peabody arising out of the sale of coal reserves and surface land discussed above. Of this amount, 95% is from a single counterparty. Each of these notes contains a cross-collaterization provision secured primarily by the underlying coal reserves and surface land.
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of March 31, 2008 and has concluded that the disclosure controls and procedures were adequate and effective as of such date.
     There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 10 to the unaudited consolidated financial statements included in Part I. Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 1A. Risk Factors.
Patriot’s operations are subject to geologic equipment and operational risks associated with mining.
     Patriot’s coal mining operations are conducted, in large part, in underground mines. The level of Patriot’s production at these mines is subject to operating conditions and events beyond its control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on its operating results.
     If these conditions or events occur in the future, reduced production could adversely affect Patriot’s results of operations, cash flows and financial condition. For example, Patriot’s Federal mine experienced two roof falls during the first quarter of 2008. As a result of the roof falls, Federal’s longwall production was curtailed for approximately one month, contributing to a decrease of 415,000 tons in the volume of coal sales from Appalachia in the first quarter of 2008, compared to the 2007 first quarter and leading to a decrease in EBITDA for the first quarter of 2008 of an estimated $17.0 million. Patriot’s fourth quarter 2007 results were also negatively impacted by a delayed longwall move at Federal. The decrease in production caused Patriot to invoke the force majeure provisions of several of its coal sales contracts, requiring Patriot to make up lost tonnages in certain instances during the rest of 2008 and possibly into 2009.
     There is no assurance that the adverse geologic conditions at the Federal mine may not re-occur, with the same or more adverse impact on Patriot’s financial condition and results of operations or that similar adverse geologic conditions may not occur at one or more of Patriot’s other mines.
Item 6. Exhibits.
     See Exhibit Index on page 21 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION
Date: May 14, 2008	By:	/s/ MARK N. SCHROEDER
Mark N. Schroeder
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial and Accounting Officer)

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

2.2
Agreement and Plan of Merger, dated as of April 2, 2008, by and among Magnum Coal Company, Patriot Coal Corporation, Colt Merger Corporation, and ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as Stockholder Representative (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

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
4.3
First Amendment to Rights Agreement, dated as of April 2, 2008, to the Rights Agreement, dated as of October 22, 2007 between Patriot Coal Corporation and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.1*	Amendment I to Coal Supply Agreement between Patriot Coal LLC and COALSALES II LLC, dated March 28, 2008.
10.2
Form of Registration Rights Agreement among Patriot Coal Corporation, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.3
Bridge Facility Commitment Letter dated April 2, 2008, among Patriot Coal Corporation, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.4
Form of Support Agreement, dated as of April 2, 2008, between Patriot Coal Corporation and certain stockholders of Magnum Coal Company (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.5
Voting and Standstill Agreement, dated as of April 2, 2008, among Patriot Coal Corporation, the stockholders whose names appear on the signature page thereto, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as stockholder representative (Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 8, 2008).

10.6
Amendment, dated as of April 2, 2008, to the Credit Agreement dated as of October 31, 2007, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and the lenders party thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.7
Employment Agreement, made and entered into as of May 8, 2008, by and between Paul H. Vining and Patriot Coal Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 13, 2008).

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