Form 10-Q
period 2008-06-30
Patriot Coal CORP
filed 2008-08-12
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 77,383,116 shares of common stock with a par value of $0.01 per share outstanding on August 11, 2008.

     PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Revenues
Sales	$328,469	$255,466	$607,570	$524,507
Other revenues	11,211	755	16,444	1,377

Total revenues	339,680	256,221	624,014	525,884

Costs and Expenses
Operating costs and expenses	295,447	272,324	554,565	549,989
Depreciation, depletion and amortization	20,905	19,560	39,515	40,918
Asset retirement obligation expense	3,259	3,640	6,675	9,295
Selling and administrative expenses	9,488	10,889	17,777	21,798
Net gain on disposal or exchange of assets	(6,336)	(45,800)	(6,530)	(81,026)

Operating Profit (Loss)	16,917	(4,392)	12,012	(15,090)
Interest expense	5,216	1,963	7,538	4,788
Interest income	(3,621)	(2,120)	(6,870)	(4,766)

Income (Loss) Before Income Taxes and Minority Interests	15,322	(4,235)	11,344	(15,112)
Income tax provision	3,507	—	2,595	—
Minority interests	—	1,579	—	2,653

Net Income (Loss)	$11,815	$(5,814)	$8,749	$(17,765)

Weighted average shares outstanding
Basic	53,141,880		53,141,880
Effect of dilutive securities	705,588		704,948

Diluted	53,847,468	N/A	53,846,828	N/A

Earnings per share, basic and diluted	$0.22	N/A	$0.16	N/A
See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2008	December 31, 2007
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,993	$5,983
Accounts receivable and other, net of allowance for doubtful accounts of $541 and $251 as of June 30, 2008 and December 31, 2007, respectively	163,179	125,985
Inventories	34,518	31,037
Prepaid expenses and other current assets	11,791	6,214
Restricted cash	193,100	—

Total current assets	405,581	169,219
Property, plant, equipment and mine development
Land and coal interests	695,876	689,338
Buildings and improvements	313,670	282,703
Machinery and equipment	329,717	330,338
Less accumulated depreciation, depletion and amortization	(462,368)	(426,090)

Property, plant, equipment and mine development, net	876,895	876,289
Notes receivable	132,960	126,381
Investments and other assets	52,527	27,948

Total assets	$1,467,963	$1,199,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$20,000	$—
Trade accounts payable	79,504	66,811
Accrued expenses	132,589	117,708

Total current liabilities	232,093	184,519
Long-term debt, less current maturities	210,453	11,438
Asset retirement obligations	136,005	134,364
Workers’ compensation obligations	189,306	192,730
Accrued postretirement benefit costs	531,546	527,315
Obligation to industry fund	29,450	31,064
Other noncurrent liabilities	38,950	36,091

Total liabilities	1,367,803	1,117,521
Stockholders’ equity:
Common stock ($0.01 par value; 100,000,000 shares authorized; 53,514,426 and 53,517,536 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	535	535
Additional paid-in capital	193,382	189,184
Accumulated deficit	(24,614)	(33,363)
Accumulated other comprehensive loss	(69,143)	(74,040)

Total stockholders’ equity	100,160	82,316

Total liabilities and stockholders’ equity	$1,467,963	$1,199,837

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$8,749	$(17,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	39,515	40,918
Net gain on disposal or exchange of assets	(6,530)	(81,026)
Income tax provision	2,595	—
Stock-based compensation expense	4,207	—
Changes in current assets and liabilities:
Accounts receivable	(37,194)	6,664
Inventories	(3,481)	(16,089)
Other current assets	(5,577)	(3,484)
Accounts payable and accrued expenses	24,921	(8,294)
Interest on notes receivable	(6,426)	(3,508)
Asset retirement obligations	3,934	(5,430)
Workers’ compensation obligations	(4,574)	3,209
Accrued postretirement benefit costs	10,380	14,248
Obligation to industry fund	(1,716)	7,976
Other, net	2,409	1,116

Net cash provided by (used in) operating activities	31,212	(61,465)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(33,422)	(26,486)
Additions to advance mining royalties	(3,130)	(2,114)
Investment in joint ventures	(14,650)	—
Proceeds from disposal or exchange of assets, net of notes receivable	1,259	33,942
Net change in receivables from former affiliates	—	66,258

Net cash provided by (used in) investing activities	(49,943)	71,600

Cash Flows From Financing Activities
Convertible notes proceeds	200,000	—
Restricted cash for Magnum acquisition	(193,100)	—
Short-term borrowings	20,000	—
Deferred financing costs	(10,232)	—
Long-term debt payments	(927)	(631)

Net cash provided by (used in) financing activities	15,741	(631)

Net increase (decrease) in cash and cash equivalents	(2,990)	9,504
Cash and cash equivalents at beginning of year	5,983	398

Cash and cash equivalents at end of period	$2,993	$9,902

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(1) Basis of Presentation
     Basis of Presentation
     Effective October 31, 2007, Patriot Coal Corporation (Patriot) was spun off from Peabody Energy Corporation (Peabody). Patriot includes coal assets in Appalachia and the Illinois Basin, and includes operations in West Virginia and Kentucky. The spin-off was accomplished through a dividend of all outstanding shares of Patriot, resulting in Patriot becoming a separate, publicly-traded company traded on the New York Stock Exchange (symbol PCX).
     All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments; Appalachia and the Illinois Basin (see Note 9).
     The statements of operations and cash flows and related discussions below for the three and six months ended June 30, 2007 primarily relate to Patriot’s historical results and may not necessarily reflect what its results of operations and cash flows will be in the future or would have been as a stand-alone company. Upon the completion of the spin-off, Patriot’s capital structure changed significantly. At the spin-off date, Patriot entered into various operational agreements with Peabody, including certain on-going agreements that enhance both the financial position and cash flows of Patriot. Such agreements include the assumption by Peabody of certain retiree healthcare liabilities and the repricing of a major coal supply agreement to be more reflective of the then current market pricing for similar quality coal.
     The accompanying condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. Operating results for the three and six months ended June 30, 2008 may not necessarily be indicative of the results for the year ended December 31, 2008. The balance sheet information as of December 31, 2007 was derived from Patriot’s audited consolidated balance sheet.
     Effective August 11, 2008, Patriot implemented a 2-for-1 stock split to be effected in the form of a 100% stock dividend. All share and per share amounts in these unaudited condensed consolidated financial statements and related notes reflect this stock split, including share information related to the newly-issued Convertible Senior Notes and the recent Magnum Coal Company (Magnum) acquisition.
     Magnum Acquisition
     On April 2, 2008, Patriot entered into an agreement to acquire Magnum. Magnum is one of the largest coal producers in Appalachia, operating 11 mines and 7 preparation plants with more than 60% of its production from surface mines and controlling more than 600 million tons of proven and probable coal reserves. On July 23, 2008, Patriot consummated the acquisition of Magnum. See Note 14 for additional information on the acquisition. In conjunction with the acquisition, Patriot issued additional debt in order to repay Magnum’s existing senior secured indebtedness. See Note 10 for additional information.
     Description of Business
     Patriot is engaged in the mining of thermal coal, also known as steam coal, for sale primarily to electric utilities and metallurgical coal for sale to steel mills and independent coke producers. Patriot’s mining operations and coal reserves are located in the eastern and midwestern United States, primarily in West Virginia and Kentucky.
(2) New Accounting Pronouncements
     FASB Statement No. 157
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. SFAS No. 157 clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 establishes a three-level fair value hierarchy for fair value to be measured based on the observability of the inputs utilized in the valuation. The levels are Level 1 quoted prices in an active market, Level 2 inputs other than a quoted price market that are directly or indirectly observable through market corroborated inputs and Level 3 inputs that are unobservable and require assumptions about pricing by market participants. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The Company adopted SFAS No. 157 on January 1, 2008, with no impact upon adoption. Subsequent transactions were recorded in accordance with SFAS No. 157.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
     FASB Statement No. 159
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with each item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, with no impact to the financial statements since the Company did not elect fair value treatment for any items not currently required to be measured at fair value.
(3) Gain on Disposal or Exchange of Assets and Other Commercial Transactions
     In June 2008, Patriot entered into an agreement to swap certain leasehold coal mineral rights with another coal producer. Additionally, Patriot sold approximately 2.7 million tons of adjacent leasehold coal mineral rights in Appalachia for $1 million. Patriot recognized gains totaling $6.3 million on these transactions. The swap transaction was recorded at fair value in accordance with SFAS No. 153 “Exchanges of Nonmonetary Assets” and SFAS No. 157. The Company utilized Level 3 inputs as defined by SFAS No. 157 in a discounted cash flows model to calculate the fair value of the coal reserve swap due to the lack of an active, quoted market and due to the inability to use other transaction comparisons because of the unique nature of each coal seam.
     Also in the second quarter of 2008, Patriot recorded a $4.9 million gain related to a structured settlement on a property transaction and received a $4.5 million settlement for past due coal royalties, which had previously been fully reserved due to the uncertainty of collection. Both transactions were recorded as Other Revenues in the statement of operations.
     Also in the second quarter of 2008, Patriot entered into two joint ventures for which it contributed cash totaling $14.7 million and committed certain coal reserve rights. Patriot holds a 49% interest in each joint venture and accounts for the interests under the equity method of accounting. Patriot’s maximum exposure to loss is the value contributed plus additional future committed capital contributions, which, for one of the joint ventures, is capped at $5.8 million. The investment in these joint ventures was recorded in Investments and Other Assets in the balance sheet. One of the joint ventures is expected to commence operations in the second half of 2008 and the other is expected to commence operations in the first half of 2009.
     During the six months ended June 30, 2007, Patriot sold approximately 88 million tons of non-strategic coal reserves and over 18,000 acres of surface land located in Kentucky for cash of $26.5 million and notes receivable of $69.4 million. Patriot recognized gains totaling $78.5 million on these transactions.
(4) Income Tax Provision
     The Company reported an income tax provision of $3.5 million and $2.6 million for the three and six months ended June 30, 2008, respectively, based on the forecasted effective tax rate for the current year. For the three and six months ended June 30, 2007, no income tax provision was recorded due to projected net operating losses for the year ended December 31, 2007.
(5) Earnings per Share
     Basic earnings per share is computed by dividing net income by the split-adjusted number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Earnings (loss) per share is not presented for periods prior to October 31, 2007, because Patriot was wholly-owned by Peabody and its affiliates prior to the initial distribution.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(6) Inventories
     Inventories consisted of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Saleable coal	$15,929	$13,519
Materials and supplies	14,307	13,385
Raw coal	4,282	4,133

Total	$34,518	$31,037

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
(7) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income (loss)	$11,815	$(5,814)	$8,749	$(17,765)
Accumulated actuarial loss and prior service cost realized in net income (loss)	2,418	9,517	4,897	19,034

Comprehensive income	$14,233	$3,703	$13,646	$1,269

     Comprehensive income differs from net income by the net amount of unrealized gains and losses resulting from the amortization of actuarial gains and losses and prior service cost as required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
(8) Postretirement Benefit Costs
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service cost for benefits earned	$202	$146	$405	$292
Interest cost on accumulated Postretirement benefit obligation	9,391	18,272	18,589	36,544
Amortization of prior service cost	(170)	(86)	(340)	(173)
Amortization of actuarial loss	3,244	9,794	6,489	19,589

Net periodic postretirement benefit costs	$12,667	$28,126	$25,143	$56,252

     Net periodic postretirement benefits costs for the three and six months ended June 30, 2007 included costs related to certain retiree healthcare liabilities that were assumed by Peabody at the spin-off.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(9) Segment Information
     Patriot reports its operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of Patriot’s mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities. For the six months ended June 30, 2008, 75% of Patriot’s sales were to electricity generators and 25% to steel and coke producers. For the six months ended June 30, 2008 and 2007, Patriot’s revenues attributable to foreign countries, based on where the product was shipped, were $116.6 million and $57.1 million, respectively. Patriot primarily utilizes underground mining methods and produces coal with high and medium Btu content. Patriot’s operations have relatively short shipping distances from the mine to most of its domestic utility customers and certain metallurgical coal customers. “Corporate and Other” includes selling and administrative expenses, net gains on disposal or exchange of assets and costs associated with past mining obligations.
     Patriot’s chief operating decision makers use Adjusted EBITDA as the primary measure of segment profit and loss. Adjusted EBITDA is defined as net income (loss) before deducting net interest expense, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Because Segment Adjusted EBITDA is not calculated identically by all companies, Patriot’s calculation may not be comparable to similarly titled measures of other companies.
     Operating segment results for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
		Illinois	Corporate			Illinois	Corporate
	Appalachia(1)	Basin	and Other(2)	Total	Appalachia(1)	Basin	and Other(2)	Total
	(Dollars in thousands)
Revenues	$264,348	$75,332	$—	$339,680	$482,343	$141,671	$—	$624,014
Adjusted EBITDA	63,096	2,759	(24,774)	41,081	105,094	8,098	(54,990)	58,202
Additions to property, plant, equipment and mine development	17,618	2,924	850	21,392	28,020	3,967	1,435	33,422

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
		Illinois	Corporate			Illinois	Corporate
	Appalachia	Basin	and Other(2)	Total	Appalachia	Basin	and Other(2)	Total
	(Dollars in thousands)
Revenues	$197,735	$58,486	$—	$256,221	$399,810	$126,074	$—	$525,884
Adjusted EBITDA	21,018	1,229	(3,439)	18,808	44,585	8,032	(17,494)	35,123
Additions to property, plant, equipment and mine development	10,116	—	—	10,116	24,344	2,142	—	26,486

(1)	Appalachia results include two structured settlements discussed in Note 3.

(2)	Corporate and Other results include the gains on disposal or exchange of assets discussed in Note 3.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
     A reconciliation of Adjusted EBITDA to net income (loss) follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Total Adjusted EBITDA	$41,081	$18,808	$58,202	$35,123

Depreciation, depletion and amortization	(20,905)	(19,560)	(39,515)	(40,918)
Asset retirement obligation expense	(3,259)	(3,640)	(6,675)	(9,295)
Interest expense	(5,216)	(1,963)	(7,538)	(4,788)
Interest income	3,621	2,120	6,870	4,766
Income tax provision	(3,507)	—	(2,595)	—
Minority interests	—	(1,579)	—	(2,653)

Net income (loss)	$11,815	$(5,814)	$8,749	$(17,765)

(10) Long-Term Debt
     Credit Facility
     Effective October 31, 2007, Patriot entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility. This facility is available for Patriot’s working capital requirements, capital expenditures and other corporate purposes. As of June 30, 2008, the balance of outstanding letters of credit issued against the credit facility totaled $296.3 million, and there was $20.0 million of outstanding short-term borrowings under the facility. Credit facility availability as of June 30, 2008 was $183.7 million.
     The obligations under Patriot’s credit facility are secured by a first lien on substantially all of its assets, including but not limited to certain of its mines and coal reserves and related fixtures and accounts receivable. The credit facility contains certain customary covenants, including financial covenants limiting its total indebtedness (maximum leverage ratio of 2.75) and requiring minimum EBITDA coverage of interest expense (minimum interest coverage ratio of 4.0), as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants. The rolling four quarters compliance calculation contains a phase-in provision for 2008. The terms of the credit facility also contain certain customary events of default, which will give the lender the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of Patriot’s other indebtedness exceeding a certain amount.
     In connection with the merger agreement with Magnum, Patriot entered into an amendment dated as of April 2, 2008 to its credit facility. The amendment, among other things, (i) permits the merger with Magnum and the transactions contemplated by the merger agreement, (ii) increases the rate of interest applicable to loans under the credit facility and (iii) modifies certain covenants and related definitions to allow for changes in permitted indebtedness, permitted liens, permitted capital expenditures and other changes in respect of Patriot and our subsidiaries in connection with the acquisition. The increase in the interest rate and covenant modifications were effective with the closing of the acquisition. In connection with the Convertible Senior Notes discussed below, Patriot entered into an amendment dated as of May 19, 2008 to the credit facility allowing the issuance of the Convertible Senior Notes and modifying certain covenants for the period prior to the closing of the Magnum acquisition.
     Private Convertible Notes Issuance
     On May 28, 2008, we completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013 (the notes), including $25 million related to the underwriters’ overallotment option. The net proceeds of the offering were approximately $192.8 million after deducting the initial purchasers’ commissions and estimated fees and expenses of the offering. As of June 30, 2008, the proceeds from the notes were held in escrow and reflected as restricted cash on the balance sheet.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
     Interest on the notes is payable semi-annually in arrears on May 31 and November 30 of each year, beginning November 30, 2008. The notes mature on May 31, 2013, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The notes are senior unsecured obligations and rank equally with all of the Company’s existing and future senior debt and are senior to any subordinated debt. Subsequent to June 30, 2008, Patriot used the proceeds of the offering to repay Magnum’s existing senior secured indebtedness and acquisition related fees and expenses. All remaining amounts will be used for other general corporate purposes.
     The notes are convertible into cash and shares of Patriot’s common stock during the period from issuance to February 15, 2013, subject to certain conditions of conversion as described below. As adjusted for the stock split, the conversion rate for the notes is 14.7778 shares of Patriot’s common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $67.67 per share of common stock on a split-adjusted basis. The conversion rate and the conversion price are subject to adjustment for certain dilutive events, such as future stock splits or a distribution of a stock dividend.
     The notes require Patriot to settle all conversions by paying cash for the lesser of the principal amount or the conversion value of the notes, and by settling any excess of the conversion value over the principal amount in cash or shares, at the Company’s option.
     Holders of the notes may convert their notes prior to the close of business on the business day immediately preceding February 15, 2013, only under the following circumstances: (1) during the five trading day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per note for each trading day of that measurement period was less than 97% of the product of the last reported sale price of Patriot’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter after the calendar quarter ending September 30, 2008, and only during such calendar quarter, if the last reported sale price of Patriot’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on each such trading day; (3) if such holder’s notes have been called for redemption or (4) upon the occurrence of corporate events specified in the indenture. The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, February 15, 2013 until the close of business on the business day immediately preceding the maturity date.
     The number of shares of Patriot’s common stock that it may deliver upon conversion will depend on the price of its common stock during an observation period as described in the indenture. Specifically, the number of shares deliverable upon conversion will increase as the common stock price increases above the conversion price of $67.67 per share during the observation period. The maximum number of shares that Patriot may deliver is 2,955,560 on a split-adjusted basis. However, if certain fundamental changes occur in Patriot’s business that are deemed “make-whole fundamental changes” in the indenture, the number of shares deliverable on conversion may increase, up to a maximum amount of 4,137,788 shares on a split-adjusted basis. These maximum amounts are subject to adjustment for certain dilutive events, such as a stock split or a distribution of a stock dividend.
     Holders of the notes may require Patriot to repurchase all or a portion of their notes upon a fundamental change in Patriot’s business, as defined in the indenture. The holders would receive cash for 100% of the principal amount of the notes, plus any accrued and unpaid interest.
     Patriot may redeem (i) some or all of the notes at any time on or after May 31, 2011, but only if the last reported sale price of Patriot’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date Patriot provides the relevant notice of redemption exceeds 130% of the conversion price in effect on each such trading day, or (ii) all the notes if at any time less than $20 million in aggregate principal amount of notes remain outstanding. In both cases, notes will be redeemed for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to, but excluding, the relevant redemption date.
     Under the indenture for the notes, if Patriot fails to timely file any document or report required to be filed with the Securities Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (other than reports on Form 8-K), Patriot is required to pay additional interest on the notes of 0.50% of the principal balance of the notes. Per the guidance set forth in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), this additional interest feature is considered an embedded derivative. Management has determined the fair value of this embedded derivative is de minimis as the probability of reports not being filed timely is remote and the Company has no history of late submissions.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
     The notes and any shares of common stock issuable upon conversion have not been registered under the Securities Act of 1933, as amended (the Securities Act), or any state securities laws. The notes were only offered to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act.
     Bridge Loan Facility
     In connection with the acquisition agreement, Patriot obtained a subordinated bridge loan financing commitment, allowing it to draw up to $150 million under the related bridge loan facility at the effective date of the acquisition to repay a portion of the outstanding debt of Magnum and to pay related fees and expenses. Patriot terminated the financing commitment on May 30, 2008, as a result of the Convertible Senior Notes issuance. Patriot paid $1.5 million in commitment fees in connection with the financing commitment, which was included in Interest Expense in the statement of operations.
(11) Commitments and Contingencies
     Commitments
     As of June 30, 2008, purchase commitments for capital expenditures were $33.2 million.
     Other
     At times Patriot becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of such pending or threatened proceedings is not reasonably likely to have a material effect on Patriot’s financial position, results of operations or cash flows.
(12) Guarantees
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
     As of June 30, 2008, Peabody continued to guarantee certain bonds related to Patriot liabilities that had not yet been replaced by Patriot surety bonds, in the aggregate amount of $2.8 million.
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
(13) Related Party Transactions
     Prior to the spin-off, Patriot routinely entered into transactions with Peabody and its affiliates. The terms of these transactions were outlined in agreements executed by Peabody and its affiliates.
     Selling and administrative expenses include $10.9 million and $21.8 million for the three and six months ended June 30, 2007, respectively, for services provided by Peabody and represent an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic, based on principal activity, headcount, tons sold and revenues as applicable to the specific expense being allocated. The allocated expenses generally reflected service costs for: marketing and sales, legal, finance and treasury, public relations, human resources, environmental engineering and internal audit. Different general accounting allocation bases or methods could have been used and could have resulted in significantly different operating results. The allocation from Peabody was not necessarily indicative of the selling and administrative expenses that would have been incurred if Patriot had been an independent entity.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
     Patriot recognized interest expense of $1.2 million and $2.5 million for the three and six months ended June 2007, respectively, related to a $62.0 million intercompany demand note payable to Peabody, which was forgiven at spin-off.
     For the three and six months ended June 30, 2007, substantially all of Patriot’s tons sold were through a marketing affiliate of Peabody, which negotiated and maintained coal sales contracts. These sales were made at prices paid by outside third-party customers. For the three and six months ended June 30, 2008, the Company had sales to this Peabody marketing affiliate of 3.5 million and 6.8 million tons of coal, respectively, which resulted in revenues of $168.3 million and $328.6 million, respectively.
     Patriot entered into certain agreements with Peabody to provide certain transition services following the spin-off. At June 30, 2008, Peabody continues to provide support to Patriot related to information technology, engineering and land management. For the three and six months ended June 30, 2008, transition services expense was $0.6 million and $1.4 million, respectively and is included in Selling and Administrative Expenses in the statement of operations.
(14) Subsequent Events
     On July 23, 2008, Patriot consummated the acquisition of Magnum. Magnum stockholders received 23,803,312 split-adjusted shares of newly-issued Patriot common stock and cash in lieu of fractional shares. The total purchase price was approximately $740 million, including the assumption of $147.3 million of long-term debt.
     The acquisition will be accounted for by Patriot using the purchase method of accounting. Under this method of accounting, the purchase price will be allocated to the fair value of the net assets acquired. The excess purchase price over the fair value of the assets acquired, if any, will be allocated to goodwill. Magnum’s results will be consolidated beginning July 23, 2008.
     Upon consummation of the transaction, the net proceeds of the notes issuance were released from escrow. On July 23, 2008, Patriot terminated Magnum’s credit facility and utilized the proceeds from the notes issuance to repay $135.5 million of principal and $1.0 million of accrued interest under Magnum’s credit facility. In conjunction with the acquisition, Patriot issued $18.1 million of additional letters of credit related to Magnum operations.

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
Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable but are subject to a wide range of uncertainties, and business risks and actual risks may differ materially from those discussed in the statements. Among the factors that could cause actual results to differ materially are:
•	difficulty in implementing our business strategy;

•	geologic, equipment and operational risks associated with mining;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	customer performance and credit risks;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	our ability to replace proven and probable coal reserves;

•	labor availability and relations;

•	the effects of mergers, acquisitions and divestitures, including our ability to successfully integrate mergers and acquisitions;

•	our ability to respond to changing customer preferences;

•	availability and costs of credit, surety bonds and letters of credit;

•	our dependence on Peabody for a substantial portion of our revenues;

•	price volatility and demand, particularly in higher margin products;

•	reductions of purchases by major customers;

•	failure to comply with debt covenants;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

•	environmental laws and regulations including those affecting our operations and those affecting our customers’ coal usage;

•	developments in greenhouse gas emission regulation and treatment, including any development of commercially successful carbon capture and storage techniques;

•	coal mining laws and regulations;

•	the outcome of pending or future litigation;

•	coal and power market conditions;

•	weather patterns affecting energy demand;

•	competition in our industry;

•	changes in postretirement benefit obligations;

•	changes to contribution requirements to multi-employer benefit funds;

•	availability and costs of competing energy resources;

•	worldwide economic and political conditions;

•	interest rate fluctuation;

•	inflationary trends, including those impacting materials used in our business;

•	economic strength and political stability of countries in which we serve customers;

•	downturns in consumer and company spending;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings set forth in Item 3 of our Annual Report on Form 10-K and Part II, Item 1 of this report.
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
     We are a leading producer of thermal coal in the eastern United States, with operations and coal reserves in Appalachia and the Illinois Basin. We are also a leading U.S. producer of metallurgical quality coal. We and our predecessor companies have operated in these regions for more than 50 years. In 2007, we sold 22.1 million tons of coal, of which 77% was sold to domestic electric utilities and 23% was sold to domestic and international steel producers. During the first six months of 2008, we sold 10.9 million tons of coal, of which 75% was sold to domestic electric utilities and other international customers and 25% was sold to domestic and international steel producers. We control 1.3 billion tons of proven and probable coal reserves. Our proven and probable coal reserves include premium coking coal and medium- and high-Btu thermal coal, with low, medium and high sulfur content.
     Our operations consist of 11 company-operated mines and numerous contractor-operated mines serviced by eight coal preparation facilities, with one in northern West Virginia, four in southern West Virginia and three in western Kentucky. We ship coal to electric utilities, industrial users and metallurgical coal customers via third-party loading facilities and multiple rail and river transportation routes.
     Our mining operations and coal reserves are as follows:
• Appalachia. In southern West Virginia, we have six company-operated mines and numerous contractor-operated mines, serviced by four coal preparation plants. These operations and related infrastructure are located in Boone and Kanawha counties. In northern West Virginia, we have one company-operated mine, serviced by a preparation plant and related infrastructure. These operations are located in Monongalia County. We sold 14.4 million and 6.9 million tons of coal in the year ended December 31, 2007 and the six months ended June 30, 2008, respectively. As of December 31, 2007, we controlled 586 million tons of proven and probable coal reserves in Appalachia, of which 283 million tons were assigned to current operations.
• Illinois Basin. In the Illinois Basin, we have four company-operated mines, serviced by three preparation plants. These operations and related infrastructure are located in Union and Henderson counties in western Kentucky. We sold 7.7 million and 4.0 million tons of coal in the year ended December 31, 2007 and the six months ended June 30, 2008, respectively. As of December 31, 2007, we controlled 676 million tons of proven and probable coal reserves in the Illinois Basin, of which 131 million tons were assigned to current operations.
     Stock Split
     Effective August 11, 2008, Patriot implemented a 2-for-1 stock split to be effected in the form of a 100% stock dividend. All share and per share amounts in this Quarterly Report on Form 10-Q reflect this stock split, unless specifically noted otherwise.

Magnum Transaction
     On April 2, 2008, Patriot entered into an agreement to acquire Magnum Coal Company (Magnum). Magnum is one of the largest coal producers in Appalachia, operating 11 mines and 7 preparation plants with more than 60% of its production from surface mines and controlling more than 600 million tons of proven and probable coal reserves. On July 23, 2008, Patriot consummated the acquisition of Magnum. Magnum stockholders received 23,803,312 split-adjusted shares of newly-issued Patriot common stock and cash in lieu of fractional shares. The total purchase price was approximately $740 million, including the assumption of $147.3 million of long-term debt.
     Also in connection with the acquisition, on May 28, 2008, we completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013 (the notes). The proceeds from the notes were held in escrow until the consummation of the Magnum acquisition. See Liquidity and Capital Resources — Private Convertible Notes Issuance for more details. On July 23, 2008, Patriot terminated Magnum’s credit facility and utilized the proceeds from the notes to repay $135.5 million of principal and $1.0 million of accrued interest under Magnum’s credit facility. In conjunction with the acquisition, Patriot issued $18.1 million of additional letters of credit related to Magnum operations.
     The acquisition will be accounted for by Patriot using the purchase method of accounting. Under this method of accounting, the purchase price will be allocated to the fair value of the net assets acquired. The excess purchase price over the fair value of the assets acquired, if any, will be allocated to goodwill. Magnum’s results will be consolidated beginning July 23, 2008.
     In connection with the agreement to acquire Magnum, we entered into an amendment to our credit facility dated April 2, 2008. In connection with the issuance of the notes, we entered into an amendment to our credit facility dated as of May 19, 2008. See Liquidity and Capital Resources — Credit Facility below for further details.
Basis of Presentation
     The statement of operations for the three and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007 and related discussions below primarily relate to our historical results prior to the spin-off from Peabody. These results may not necessarily reflect what our results of operations and cash flows will be in the future or would have been as a stand-alone company. Upon the completion of the spin-off, our capital structure changed significantly. At the spin-off date, we entered into various operational agreements with Peabody, including certain on-going agreements that enhance both our financial position and cash flows. Such agreements include the assumption by Peabody of certain retiree healthcare liabilities and the repricing of a major coal supply agreement to be more reflective of the then current market pricing for similar quality coal.
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
Interest Expense
     For the periods prior to the spin-off, our historical interest expense primarily related to fees for letters of credit and surety bonds used to guarantee our reclamation, workers’ compensation, retiree healthcare, and lease obligations as well as interest expense related to intercompany notes with Peabody. Our capital structure changed following the spin-off from Peabody, and effective October 31, 2007, we entered into a four-year revolving credit facility. See Liquidity and Capital Resources — Credit Facility for more information about our credit facility. The intercompany demand note totaling $62.0 million with Peabody was forgiven at spin-off.

Results of Operations
  Adjusted EBITDA
     The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as net income (loss) before deducting interest expense and income, income taxes, minority interests, asset retirement obligation expense and depreciation, depletion and amortization. Segment Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Because Segment Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under generally accepted accounting principles, in Note 9 to our unaudited condensed consolidated financial statements. Segment Adjusted EBITDA excludes selling, general and administrative expenses, past mining obligation expense and gain on disposal or exchange of assets and is reconciled to its most comparable measure below under Net Income (Loss).
Three and Six Months Ended June 30, 2008 Compared to June 30, 2007
     Tons Sold and Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2008	2007	Tons/$	%	2008	2007	Tons/$	%
	(Dollars and tons in thousands)
Tons Sold:
Appalachia Mining Operations	3,723	3,574	149	4.2%	6,903	7,224	(321)	(4.4)%
Illinois Basin Mining Operations	2,138	1,771	367	20.7%	4,043	3,870	173	4.5%

Total Tons Sold	5,861	5,345	516	9.7%	10,946	11,094	(148)	(1.3)%

Revenue:
Appalachia Mining Operations	$253,137	$196,980	$56,157	28.5%	$465,899	$398,433	$67,466	16.9%
Illinois Basin Mining Operations	75,332	58,486	16,846	28.8%	141,671	126,074	15,597	12.4%
Appalachia Other	11,211	755	10,456	n/a	16,444	1,377	15,067	n/a

Total Revenues	$339,680	$256,221	$83,459	32.6%	$624,014	$525,884	$98,130	18.7%

Average sales price per ton sold:
Appalachia	$67.99	$55.11	$12.88	23.4%	$67.49	$55.15	$12.34	22.4%
Illinois Basin	35.23	33.02	2.21	6.7%	35.04	32.58	2.46	7.6%
     Revenues in the Appalachia segment were higher in the three and six months ended June 30, 2008 compared to the same period in 2007. The increase in revenues for the three months ended June 30, 2008 was primarily related to higher average sales prices and improved sales volumes. The increase in revenues for the six months ended June 30, 2008 was primarily due to higher average sales prices.
     Average sales prices increased reflecting higher contract pricing, including the repricing of a major coal supply agreement with Peabody as part of the spin-off, as well as higher spot sales prices, particularly for coal sold into the export market. The Appalachia coal markets experienced a major increase in spot coal prices, generally driven by increases in international coal prices and supply/demand imbalance.

     In the six months ended June 30, 2008, sales volumes in the Appalachia segment were slightly lower compared to the same period in 2007. Sales volumes were reduced primarily due to production shortfalls stemming from two roof falls at our Federal mine in the first quarter. Longwall production resumed in the second quarter of 2008, but was curtailed through the latter portion of the first quarter of 2008. Partially offsetting this reduction to sales volumes were higher volumes at three of our other Appalachia mining complexes. In early 2007, we experienced performance difficulties and adverse geological conditions at several of our company-operated and contract mines. We made changes in the second and third quarters of 2007, suspending the operations at some locations and transferring equipment and supplies to better performing business units.
     Revenues in the Illinois Basin segment were higher for the three and six months ended June 30, 2008 compared to the prior year due to higher average sales prices and improved sales volumes. Average sales prices increased reflecting higher contract pricing, including the repricing of a major contract, and higher spot sales in 2008.
     Other Appalachia revenues were higher in the three and six months ended June 30, 2008 compared to the same period in 2007. In addition to royalty income, other revenues for the three months ended June 30, 2008 included a structured settlement on a property transaction and a settlement for past due coal royalties, which had previously been fully reserved due to the uncertainty of collection. In addition to these items, other revenues for the six months ended June 30, 2008 included gains on the sale of purchased coal.
  Segment Adjusted EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2008	2007	$	%	2008	2007	$	%
				(Dollars in thousands)
Appalachia Mining Operations and Other	$63,102	$20,959	$42,143	201.1%	$105,094	$44,585	$60,509	135.7%
Illinois Basin Mining Operations	2,753	1,288	1,465	113.7%	8,098	8,032	66	0.8%

Segment Adjusted EBITDA	$65,855	$22,247	$43,608	196.0%	$113,192	$52,617	$60,575	115.1%

     Segment Adjusted EBITDA for Appalachia increased in the three and six months ended June 30, 2008 from the prior year primarily due to higher average selling prices, partially offset by higher operating costs. Higher operating costs primarily related to start-up costs as we ramped up production at our Kanawha Eagle and Big Mountain complexes, higher material and supply costs and increased taxes and royalties due to higher average selling prices. Segment Adjusted EBITDA for Appalachia also increased for the three and six months ended June 30, 2008 from the prior year primarily due to the structured settlements referenced above. In addition to these items, the six months ended June 30, 2008 included gains on the sale of purchased coal.
     Segment Adjusted EBITDA for the Illinois Basin increased in the three months ended June 30, 2008 from the prior year primarily due to higher average selling prices and higher sales volumes as discussed above, partially offset by higher labor costs and higher fuel costs. Segment Adjusted EBITDA for the Illinois Basin for the six months ended June 30, 2008 was comparable to the same period in 2007.

  Net Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$65,855	$22,247	$43,608	196.0%	$113,192	$52,617	$60,575	115.1%
Corporate and Other:
Past mining obligations	(21,622)	(38,350)	16,728	43.6%	(43,743)	(76,722)	32,979	43.0%
Net gain on disposal of assets	6,336	45,800	(39,464)	(86.2)%	6,530	81,026	(74,496)	(91.9)%
Selling and administrative expenses	(9,488)	(10,889)	1,401	12.9%	(17,777)	(21,798)	4,021	18.4%

Total Corporate and Other	(24,774)	(3,439)	(21,335)	n/a	(54,990)	(17,494)	(37,496)	(214.3)%
Depreciation, depletion and amortization	(20,905)	(19,560)	(1,345)	(6.9)%	(39,515)	(40,918)	1,403	3.4%
Asset retirement obligation expense	(3,259)	(3,640)	381	10.5%	(6,675)	(9,295)	2,620	28.2%
Interest expense	(5,216)	(1,963)	(3,253)	(165.7)%	(7,538)	(4,788)	(2,750)	(57.4)%
Interest income	3,621	2,120	1,501	70.8%	6,870	4,766	2,104	44.1%

Income (loss) before income taxes and minority interests	15,322	(4,235)	19,557	n/a	11,344	(15,112)	26,456	n/a
Income tax provision	(3,507)	—	(3,507)	n/a	(2,595)	—	(2,595)	n/a
Minority interests	—	(1,579)	1,579	n/a	—	(2,653)	2,653	n/a

Net income (loss)	$11,815	$(5,814)	$17,629	n/a	$8,749	$(17,765)	$26,514	n/a

     Past mining obligations were lower in the three and six months ended June 30, 2008 than the corresponding period in the prior year primarily due to the retention by Peabody of a portion of the retiree healthcare liability at spin-off and a higher discount rate associated with the 2008 expenses. See our Unaudited Pro Forma Consolidated Financial Data below for more information.
     Net gain on disposal or exchange of assets was lower in the three and six months ended June 30, 2008 compared to the prior year. In 2008, net gain on disposal or exchange of assets included a $6.3 million gain on the exchange/sale of certain leasehold mineral interests. The three and six months ended June 30, 2007 included coal reserve transactions that resulted in gains of $43.3 million and $78.5 million, respectively. Property sales in 2007 are not indicative of the level we expect on an ongoing basis.
     Our historical selling and administrative expenses for the three and six months ended June 30, 2007 were based on an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic. Selling and administrative expenses for the three and six months ended June 30, 2008 represent our actual expenses incurred as a stand-alone company.
     Depreciation, depletion and amortization increased in the three months ended June 30, 2008 compared to the prior year primarily due to higher depletion on coal reserves associated with increased production at our mines and on leased reserves. Depreciation, depletion and amortization decreased in the six months ended June 30, 2008 compared to the prior year primarily due to the closure or suspension of several contractor-operated mines and higher advance mining royalty and purchased contract amortization in 2007.
     Asset retirement obligation expense decreased in the three months ended June 30, 2008 compared to the prior year due to the acceleration of reclamation work performed in 2007. Asset retirement obligation expense decreased in the six months ended June 30, 2008 compared to the prior year primarily due to the acceleration of reclamation work performed in the first half of 2007, the acceleration of a mine closure in early 2007 and the extension of the life of our Federal mine in mid-2007 as a result of the acquisition of adjoining coal reserves.

     The increase in interest expense in the first half of 2008 was primarily due to interest related to our credit facility, which we did not have in place prior to the spin-off, a commitment fee expensed due to the termination of a bridge loan facility related to our assumption of Magnum’s debt and interest related to our newly-issued convertible debt. This increase was partially offset by a reduction to interest expense in 2008 as a demand note with Peabody was forgiven at the spin-off, resulting in no similar interest expense in 2008. See Liquidity and Capital Resources for details concerning our outstanding debt and credit facility.
     Interest income increased in 2008 compared to the prior year due to additional interest income on notes receivable that resulted from the sale of Kentucky coal reserves in the first half of 2007.
     We reported income tax expense of $3.5 million and $2.6 million for the three and six months ended June 30, 2008 respectively, based on the forecasted effective tax rate for the current year. For the three and six months ended June 30, 2007, no income tax provision was recorded due to projected net operating losses for the year ended December 31, 2007.
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
Unaudited Pro Forma Consolidated Financial Data
     The unaudited pro forma consolidated financial information presented below has been derived from our unaudited historical condensed consolidated financial statements as of and for the six months ended June 30, 2007. This unaudited pro forma consolidated financial information should be read in conjunction with Results of Operations and the unaudited condensed consolidated financial statements and notes related thereto included elsewhere in this Quarterly Report on Form 10-Q.
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
     The unaudited pro forma consolidated statement of operations for the six months ended June 30, 2007 reflects adjustments to our historical financial statements to present our results as if the spin-off occurred on January 1, 2007. These adjustments include, among other things, an increase to revenue (and related royalties and taxes) from repricing of a coal supply agreement to reflect the then current market pricing for similar quality coal and a reduction to our costs associated with the assumption by Peabody of certain of our retiree healthcare liabilities.

Unaudited Pro Forma Consolidated Statement of Operations

	Six Months Ended June 30, 2007
	Historical	Adjustments		Pro forma
	(Dollars in thousands, except per share data)
Sales	$524,507	$13,592	(a)	$538,099
Other revenue	1,377	—		1,377

Total revenues	525,884	13,592		539,476

Operating costs and expenses	549,989	(31,125	) (b)	519,548
		(675	) (c)
		1,359	(a)
Depreciation, depletion and amortization	40,918	(877	) (d)	40,041
Asset retirement obligation expense	9,295	—		9,295
Selling and administrative expenses	21,798	(6,348	) (e)	15,450
Net gain on disposal of assets	(81,026)	—		(81,026)

Operating profit	(15,090)	51,258		36,168
Interest expense	1,743	3,612	(f)	5,355
Interest expense related to Peabody	3,045	(3,045	) (g)	—
Interest income	(4,766)	—		(4,766)

Income before income taxes and minority interest	(15,112)	50,691		35,579
Income tax provision	—	17,055	(h)	17,055
Minority interest	2,653	—		2,653

Net income (loss)	$(17,765)	$33,636		$15,871

Notes to Unaudited Pro Forma Consolidated Statement of Operations

(a)	Reflects an increase to revenues (and related royalties and taxes) related to the repricing of a coal supply agreement to increase the price paid to Patriot to be more reflective of the then current market pricing for similar quality coal at the time of the spin-off.

(b)	Reflects a decrease to operating costs and expenses for the impact of Peabody’s agreement to assume certain of Patriot’s retiree healthcare liabilities, which totaled $603.4 million as of December 31, 2007.

(c)	Reflects reversal of historical expense related to pension benefit obligations that were not assumed by Patriot.

(d)	Reflects the non-cash transfer to Peabody of an intangible asset related to a purchased contract right recorded on Patriot’s historical financial statements in Investments and Other Assets and historically sourced from Patriot mining operations. As part of the spin-off, Peabody retained the coal supply contract with the ultimate customer.

(e)	Reflects adjustment for estimated selling and administrative costs for Patriot’s stand-alone management and administrative structure and functions. Prior to the spin-off, these services were provided by Peabody under various agreements between Peabody and its subsidiaries, and the historical amount was the result of an allocation of Peabody’s overall general and administrative costs. The allocation of these Peabody costs was not deemed reasonable for Patriot on a stand-alone basis and a pro forma amount was estimated based on a detailed build-up of expected support costs by function for the Patriot operations as a stand-alone business. The costs allocated to Patriot by Peabody are higher than Patriot’s pro forma estimate because the Peabody allocation reflected higher costs for areas such as government relations, information systems development, office space, executive incentive compensation, and support departments such as accounting, law, engineering and human resources. In addition, the Peabody allocation included costs for major strategy and growth initiatives, most of which did not directly impact the Patriot operations.

(f)	Reflects higher costs for surety bonds and letters of credit based on current rates for these instruments and on Patriot’s requirements to secure financial obligations for reclamation, workers’ compensation and postretirement benefits. The historical financial statements reflect an allocation of Peabody’s fees related to these guarantees.

(g)	Reflects the reversal of the interest expense related to the intercompany note payable to Peabody.

(h)	Reflects tax impact of pro forma adjustments based on the statutory rate adjusted for tax accounting as follows:

Six Months Ended
June 30, 2007
Expected tax statutory	$17,742
State income tax	1,678
Percentage depletion	(7,292)
Valuation allowance	4,927

Pro forma tax impact	$17,055

Outlook
     As discussed more fully in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, our results of operations in the near-term could be negatively impacted by poor weather conditions, unforeseen adverse geologic conditions or equipment problems at mining locations, the unavailability of transportation for coal shipments, increased labor costs due to the shortage of skilled labor, rising prices of key supplies, mining equipment and commodities and the inability of contract miners to fulfill delivery terms of their contracts. On a long-term basis, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves; our ability to attract and retain skilled employees and contract miners; our ability to find replacement buyers for coal under contracts with comparable terms to existing contracts; and the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation. If upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. We are experiencing increases in operating costs related to steel-related products (including roof control), replacement parts, belting products, fuel, explosives, contract mining and healthcare, and have taken measures to attempt to mitigate the increases in these costs. Management plans to aggressively control costs and operating performance to mitigate external cost pressures and geologic conditions.
     Our operating results are also impacted by market conditions. International coal markets continue to grow, driven by increased demand from the growing economies of China and India where coal is both the primary domestic source of fuel and the lowest-cost imported fuel for electricity generation. We do not currently sell coal into China, but Chinese demand is important in determining worldwide coal prices. In addition to the increased demand in China and India, domestic demand increases in Indonesia, South Africa and Russia are resulting in lower exports. Brazil is experiencing increased steel production resulting in the need for more coal imports. Additionally, coal exports from Australia, a major coal producer, have been impacted by infrastructure limitations driven by rail and port constraints.

     Metallurgical coal continues to sell at a significant premium to steam coal and we expect to participate in the strong international and domestic market for metallurgical coal through production and export sales of metallurgical coal from our operations. International 2008/2009 contracts for metallurgical coal were reported at over $300 per tonne (Free On Board Trimmed loading vessel, low volatility). Central Appalachia spot prices for metallurgical coal and thermal coal have increased significantly since the beginning of 2008. We believe strong coal markets will continue worldwide, as long as coal consumption continues to increase in the U.S., Asia, South America and other economies that have increasing coal demand for electricity generation and steelmaking.
     In addition to the international supply/demand imbalance, Central Appalachia has been experiencing reduced coal production due to permitting, equipment and labor constraints, and safety regulations. Production in the region is reported to be lower by 0.9 million tons year-to-date as compared to last year.
     For 2008, including Magnum beginning July 23, we are anticipating sales volumes in the range of 30.0 to 32.0 million tons. As of June 30, 2008, including Magnum, less than 0.5 million tons of expected 2008 metallurgical and thermal volumes remain unpriced. As of June 30, 2008, including Magnum for the full year, our total unpriced planned production for 2009 was 6.0 to 7.0 million tons of metallurgical and 5.0 to 6.0 million tons of thermal volumes and for 2010 was 9.5 to 10.5 million tons of metallurgical and 17.0 to 18.0 tons of thermal volumes.
     The guidance provided under this caption Outlook should be read in conjunction with, and is subject to risks, including risks set forth under the section entitled Cautionary Notice Regarding Forward-Looking Statements and Item 1A, Risk Factors in this report and in Part 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Net cash provided by operating activities was $31.2 million for the six months ended June 30, 2008 compared to $61.5 million used in operating activities in the same period of 2007. The increase in cash provided by operating activities primarily related to improved operating results.
     Net cash used in investing activities was $49.9 million for the six months ended June 30, 2008 compared to net cash provided by investing activities of $71.6 million in the same period of 2007. The decrease in cash provided reflected a decrease in net transactions with Peabody of $66.3 million and a decrease in the proceeds from disposal of assets of $32.7 million, investment in joint ventures of $14.7 million and higher capital expenditures of $6.9 million. In the second quarter, we entered into two joint ventures for which we contributed cash totaling $14.7 million and committed certain coal reserve rights.
     Net cash provided by financing activities was $15.7 million for the six months ended June 30, 2008, largely driven by short-term borrowings of $20.0 million.
     Credit Facility
     On October 31, 2007, in connection with the spin-off of Patriot, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility. This facility is available for working capital requirements, capital expenditures and other corporate purposes. As of June 30, 2008, the balance of outstanding letters of credit issued against the credit facility totaled $296.3 million. At June 30, 2008, there was $20.0 million of outstanding short-term borrowings on this facility. Availability under the credit facility as of June 30, 2008 was $183.7 million.
     The obligations under our credit facility are secured by a first lien on substantially all of our assets, including but not limited to certain of our mines and coal reserves and related fixtures and accounts receivable. The credit facility contains certain customary covenants, including financial covenants limiting our total indebtedness (maximum leverage ratio of 2.75) and requiring minimum EBITDA coverage of interest expense (minimum interest coverage ratio of 4.0), as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants. The rolling four quarters compliance calculation contains a phase-in provision for 2008. The terms of the credit facility also contain certain customary events of default, which give the lender the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount. At June 30, 2008, we were in compliance with the covenants of our credit facility.
     In connection with the merger agreement with Magnum, Patriot entered into an amendment dated as of April 2, 2008 to the credit facility. The amendment among other things, (i) permits the merger with Magnum and the transactions contemplated by the merger agreement, (ii) increases the rate of interest applicable to loans and letters of credit fees under the credit facility and (iii) modifies certain covenants and related definitions to allow for changes in permitted indebtedness, permitted liens, permitted capital expenditures and other changes in respect of us and our subsidiaries in connection with the acquisition. The increase in the interest rate and covenant modifications were effective with the closing of the acquisition. In connection with Patriot’s issuance of the convertible notes discussed below, Patriot entered into an amendment dated as of May 19, 2008 to the credit facility allowing the issuance of the convertible notes and modifying certain covenants for the period prior to the closing of the Magnum acquisition.
     Private Convertible Notes Issuance
     On May 28, 2008, we completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013 (the notes), including $25 million related to the underwriters’ overallotment option. The net proceeds of the offering were approximately $192.8 million after deducting the initial purchasers’ commissions and estimated fees and expenses of the offering. As of June 30, 2008, the proceeds from the notes were held in escrow and reflected as restricted cash on the balance sheet.
     Interest on the notes is payable semi-annually in arrears on May 31 and November 30 of each year, beginning November 30, 2008. The notes mature on May 31, 2013, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The notes are senior unsecured obligations and rank equally with all of the Company’s existing and future senior debt and are senior to any subordinated debt. Subsequent to June 30, 2008, Patriot used the proceeds of the offering to repay Magnum’s existing senior secured indebtedness and acquisition related fees and expenses. All remaining amounts will be used for other general corporate purposes.
     The notes are convertible into cash and shares of Patriot’s common stock during the period from issuance to February 15, 2013, subject to certain conditions of conversion as described below. As adjusted for the stock split, the conversion rate for the notes is 14.7778 shares of Patriot’s common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $67.67 per share of common stock on a split-adjusted basis. The conversion rate and the conversion price are subject to adjustment for certain dilutive events, such as a future stock split or a distribution of a stock dividend.
     The notes require Patriot to settle all conversions by paying cash for the lesser of the principal amount or the conversion value of the notes, and by settling any excess of the conversion value over the principal amount in cash or shares, at the Company’s option.
     Holders of the notes may convert their notes prior to the close of business on the business day immediately preceding February 15, 2013, only under the following circumstances: (1) during the five trading day period after any ten consecutive trading day period (the measurement period) in which the trading price per note for each trading day of that measurement period was less than 97% of the product of the last reported sale price of Patriot’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter after the calendar quarter ending September 30, 2008, and only during such calendar quarter, if the last reported sale price of Patriot’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on each such trading day; (3) if such holder’s notes have been called for redemption or (4) upon the occurrence of corporate events specified in the indenture. The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, February 15, 2013 until the close of business on the business day immediately preceding the maturity date.

     The number of shares of Patriot’s common stock that it may deliver upon conversion will depend on the price of its common stock during an observation period as described in the indenture. Specifically, the number of shares deliverable upon conversion will increase as the common stock price increases above the conversion price of $67.67 per share during the observation period. The maximum number of shares that Patriot may deliver is 2,955,560 on a split-adjusted basis. However, if certain fundamental changes occur in Patriot’s business that are deemed “make-whole fundamental changes” in the indenture, the number of shares deliverable on conversion may increase, up to a maximum amount of 4,137,788 shares on a split-adjusted basis. These maximum amounts are subject to adjustment for certain dilutive events, such as a stock split or a distribution of a stock dividend.
     Holders of the notes may require Patriot to repurchase all or a portion of their notes upon a fundamental change in Patriot’s business, as defined in the indenture. The holders would receive cash for 100% of the principal amount of the notes, plus any accrued and unpaid interest.
     Patriot may redeem (i) some or all of the notes at any time on or after May 31, 2011, but only if the last reported sale price of Patriot’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date Patriot provides the relevant notice of redemption exceeds 130% of the conversion price in effect on each such trading day, or (ii) all of the notes if at any time less than $20 million in aggregate principal amount of notes remain outstanding. In both cases, notes will be redeemed for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to, but excluding, the relevant redemption date.
     Under the indenture for the notes, if Patriot fails to timely file any document or report required to be filed with the Securities Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (other than reports on Form 8-K), Patriot is required to pay additional interest on the notes of 0.50% of the principal balance of the notes. Per the guidance set forth in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), this additional interest feature is considered an embedded derivative. Management has determined the fair value of this embedded derivative is de minimis as the probability of reports not being filed timely is remote and the Company has no history of late submissions.
     The notes and any shares of common stock issuable upon conversion have not been registered under the Securities Act of 1933, as amended (the Securities Act), or any state securities laws. The notes were only offered to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act.
     Bridge Loan Facility
     In connection with the acquisition agreement, Patriot obtained a subordinated bridge loan financing commitment, allowing it to draw up to $150 million under the related bridge loan facility at the effective date of the acquisition to repay a portion of the outstanding debt of Magnum and to pay related fees and expenses. Patriot terminated the financing commitment on May 30, 2008, as a result of the Convertible Senior Notes issuance. Patriot paid $1.5 million in commitment fees in connection with the financing commitment, which was included in Interest Expense in the statement of operations.
Newly Adopted Accounting Pronouncements
     FASB Statement No. 157
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. SFAS No. 157 clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 establishes a three-level fair value hierarchy for fair value to be measured based on the observability of the inputs utilized in the valuation. The levels are Level 1 quoted prices in an active market, Level 2 inputs other than a quoted price market that are directly or indirectly observable through market corroborated inputs and Level 3 inputs that are unobservable and require assumptions about pricing by market participants. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The Company adopted SFAS No. 157 on January 1, 2008, with no impact upon adoption.

     FASB Statement No. 159
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with each item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008, with no impact to the financial statements since we did not elect fair value treatment for any items not currently required to be measured at fair value.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Commodity Price Risk
     The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 83% of our sales volume under coal supply agreements with terms of one year or more during 2007. As of June 30, 2008, including Magnum, our total unpriced planned production for 2008 was less than 0.5 million tons, for 2009 was 11.0 to 13.0 million tons and for 2010 was 26.5 to 28.5 million tons.
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
     Credit Risk
     A major portion of our revenues is generated through sales to a marketing affiliate of Peabody, and we will continue to supply coal to Peabody on a contract basis as described above, so Peabody can meet its commitments under pre-existing customer agreements sourced from our operations. One of these arrangements with Peabody provides for the adjustment of a major existing coal sales agreement sourced from Patriot’s operations to increase the price paid to us thereunder. The term of the arrangement between Patriot and Peabody will expire on December 31, 2012. Our remaining sales are made directly to electric utilities, industrial companies and steelmakers. Therefore, our concentration of credit risk is primarily with Peabody, as well as electric utilities and steelmakers. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, we will protect our position by requiring the counterparty to provide appropriate credit enhancement. When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay. Additionally, as of June 30, 2008, we had $137.2 million in notes receivable outstanding from counterparties not affiliated with us or Peabody arising out of the sale of coal reserves and surface land discussed above. Of this amount, 96% is from a single counterparty. Each of these notes contains a cross-collaterization provision secured primarily by the underlying coal reserves and surface land.
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2008, and has concluded that the disclosure controls and procedures were adequate and effective as of such date.
     There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 11 to the unaudited consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.
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
     If these conditions or events occur in the future, reduced production could adversely affect Patriot’s results of operations, cash flows and financial condition. For example, Patriot’s Federal mine experienced two roof falls during the first quarter of 2008. As a result of the roof falls, Federal’s longwall production was curtailed for approximately one month, contributing to a decrease of 415,000 tons in the volume of coal sales from Appalachia in the first quarter of 2008, compared to the 2007 first quarter and leading to a decrease in Adjusted EBITDA for the first quarter of 2008 of an estimated $17.0 million. Patriot’s fourth quarter 2007 results were also negatively impacted by a delayed longwall move at Federal. The decrease in production caused Patriot to invoke the force majeure provisions of several of its coal sales contracts, requiring Patriot to make up lost tonnages in certain instances during 2008 and possibly into 2009.
     There is no assurance that the adverse geologic conditions at the Federal mine may not re-occur, with the same or more adverse impact on Patriot’s financial condition and results of operations, or that similar adverse geologic conditions may not occur at one or more of Patriot’s other mines.
     The acquisition of Magnum presents integration challenges and incremental costs.
     The acquisition of Magnum was consummated on July 23, 2008. Patriot may face significant challenges in combining Magnum’s operations into our operations in a timely and efficient manner and in retaining key Magnum personnel. The integration of the two companies will require resources and management attention in the areas of information technology, human resources, land management and finance. The failure to successfully integrate Magnum and to successfully manage the challenges presented by the integration process may result in us not achieving the anticipated benefits of the merger.
     Patriot and Magnum incurred costs associated with transaction fees and other costs related to the merger. Specifically, Patriot incurred approximately $10 million for transaction costs related to the merger, which costs are recorded as a component of the purchase price. Magnum incurred approximately $18 million for transaction costs related to the merger, which costs were expensed as incurred. In addition to transaction costs incurred in connection with the merger, we will incur integration and restructuring costs as we integrate our businesses with those of Magnum.
     Although Patriot expects that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, Patriot cannot give any assurance that this net benefit will be achieved in the near term, if at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Information under this Item has previously been reported on our Form 8-K filed on May 29, 2008 and is incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders.
     Patriot Coal Corporation’s annual meeting of stockholders was held on May 12, 2008. The shares of common stock eligible to vote were based on a record date of March 20, 2008. Two Class I directors were elected to serve for three-year terms expiring in 2011. A tabulation of votes (on a pre-split basis) for each director is set forth below:

	For	Withheld
J. Joe Adorjan	24,560,737	94,208

Michael M. Scharf	23,141,934	1,513,011
     Other directors whose term of office continued after the meeting were Irl F. Engelhardt, B.R. Brown, John E. Lushefski, Robert O. Viets and Richard M. Whiting.
     Stockholders also voted to ratify Ernst & Young LLP as our independent registered public accounting firm for 2008 (votes are on a pre-split basis).

				Broker
	For	Against	Abstentions	Non-votes
Ratification of independent registered public accounting firm	24,609,186	30,260	13,847	1,656
     Patriot held a special meeting of stockholders on July 22, 2008. The shares of common stock eligible to vote were based on a record date of June 16, 2008. Stockholders approved the issuance of new shares of Patriot common stock for issuance to the shareholders of Magnum in relation to the acquisition of Magnum Coal Company. A tabulation of votes (on a pre-split basis) is set forth below:

	For	Against	Abstentions
Approving the issuance of Patriot common stock issuable to the holders of Magnum common stock pursuant to the merger agreement	21,142,819	35,656	305,489
Item 6. Exhibits.
     See Exhibit Index on page 28 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION

Date: August 12, 2008	By:	/s/ MARK N. SCHROEDER
Mark N. Schroeder
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
2.1	Separation Agreement, Plan of Reorganization and Distribution, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

2.2	Agreement and Plan of Merger, dated as of April 2, 2008, by and among Magnum Coal Company, Patriot Coal Corporation, Colt Merger Corporation, and ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as Stockholder Representative (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

4.1	Rights Agreement, dated October 22, 2007, between Patriot Coal Corporation and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

4.3	First Amendment to Rights Agreement, dated as of April 2, 2008, to the Rights Agreement, dated as of October 22, 2007 between Patriot Coal Corporation and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

4.4	Indenture dated as of May 28, 2008, by and between Patriot Coal Corporation, as Issuer, and U.S. Bank National Association, as trustee (including form of 3.25% Convertible Senior Notes due 2013) (Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 29, 2008).

10.1	Amendment I to Coal Supply Agreement between Patriot Coal LLC and COALSALES II LLC, dated March 28, 2008. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q, filed on May 14, 2008).

10.2	Form of Registration Rights Agreement among Patriot Coal Corporation, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.3	Bridge Facility Commitment Letter dated April 2, 2008, among Patriot Coal Corporation, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.4	Form of Support Agreement, dated as of April 2, 2008, between Patriot Coal Corporation and certain stockholders of Magnum Coal Company (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.5	Voting and Standstill Agreement, dated as of April 2, 2008, among Patriot Coal Corporation, the stockholders whose names appear on the signature page thereto, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as stockholder representative (Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 8, 2008).

10.6	Amendment No. 1, dated as of April 2, 2008, to the Credit Agreement dated as of October 31, 2007, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and the lenders party thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

Exhibit No.	Description of Exhibit
10.7	Employment Agreement, made and entered into as of May 8, 2008, by and between Paul H. Vining and Patriot Coal Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 13, 2008).

10.8	Purchase Agreement, dated May 21, 2008 by and among Patriot Coal Corporation and Citigroup Global Markets Inc. and Lehman Brothers Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 23, 2008).

10.9	Amendment No. 2, dated as of May 19, 2008, to the Credit Agreement dated as of October 31, 2007, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and the lenders party thereto. (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 23, 2008).

10.10	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and Robb E. Turner (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

10.11	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and John E. Erhard (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

10.12	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and Michael P. Johnson (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

31.1*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Financial Officer.

99.1	Patriot Coal Corporation Rights Adjustment Certificate dated July 28, 2008 (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

*	Filed herewith.