Form 10-Q
period 2008-09-30
Patriot Coal CORP
filed 2008-11-13
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-33466
PATRIOT COAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-5622045

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12312 Olive Boulevard, Suite 400
St. Louis, Missouri	63141

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐      No ☑
There were 77,383,199 shares of common stock with a par value of $0.01 per share outstanding on November 7, 2008.

     PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share and per share amounts)
Revenues
Sales	$486,171	$291,835	$1,093,741	$816,342
Other revenues	3,412	1,466	19,856	2,843

Total revenues	489,583	293,301	1,113,597	819,185

Costs and Expenses
Operating costs and expenses	362,881	297,479	917,446	847,468
Depreciation, depletion and amortization	42,215	23,130	81,730	64,048
Asset retirement obligation expense	5,051	3,641	11,726	12,936
Selling and administrative expenses	7,533	10,544	25,310	32,342
Net gain on disposal or exchange of assets	(491)	(1,670)	(7,021)	(82,696)

Operating Profit (Loss)	72,394	(39,823)	84,406	(54,913)
Interest expense	5,626	1,716	13,164	6,504
Interest income	(3,588)	(3,527)	(10,458)	(8,293)

Income (Loss) Before Income Taxes and Minority Interests	70,356	(38,012)	81,700	(53,124)
Income tax benefit	(2,595)	—	—	—
Minority interests	—	1,439	—	4,092

Net Income (Loss)	$72,951	$(39,451)	$81,700	$(57,216)

Weighted average shares outstanding
Basic	71,299,897		59,238,732
Effect of dilutive securities	691,185		599,576

Diluted	71,991,082	N/A	59,838,308	N/A

Earnings per share:
Basic	$1.02	N/A	$1.38	N/A
Diluted	$1.01	N/A	$1.36	N/A
See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2008	December 31, 2007
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$8,077	$5,983
Accounts receivable and other, net of allowance for doubtful accounts of $540 and $251 as of September 30, 2008 and December 31, 2007, respectively	220,869	125,985
Inventories	85,256	31,037
Below market purchase contracts acquired	24,184	—
Prepaid expenses and other current assets	11,138	6,214

Total current assets	349,524	169,219
Property, plant, equipment and mine development
Land and coal interests	2,515,775	689,338
Buildings and improvements	385,052	282,703
Machinery and equipment	752,211	330,338
Less accumulated depreciation, depletion and amortization	(496,750)	(426,090)

Property, plant, equipment and mine development, net	3,156,288	876,289
Notes receivable	136,477	126,381
Investments and other assets	56,792	27,948

Total assets	$3,699,081	$1,199,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable and accrued expenses	$426,152	$184,519
Below market sales contracts acquired	433,811	—

Total current liabilities	859,963	184,519
Long-term debt, less current maturities	217,544	11,438
Asset retirement obligations	207,379	134,364
Workers’ compensation obligations	192,081	192,730
Accrued postretirement benefit costs	965,113	527,315
Obligation to industry fund	43,262	31,064
Below market sales contracts acquired, noncurrent	386,538	—
Other noncurrent liabilities	47,529	36,091

Total liabilities	2,919,409	1,117,521
Stockholders’ equity:
Common stock ($0.01 par value; 100,000,000 shares authorized; 77,378,802 and 53,517,536 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	773	535
Additional paid-in capital	796,804	189,184
Retained earnings (accumulated deficit)	48,337	(33,363)
Accumulated other comprehensive loss	(66,242)	(74,040)

Total stockholders’ equity	779,672	82,316

Total liabilities and stockholders’ equity	$3,699,081	$1,199,837

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$81,700	$(57,216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	81,730	64,048
Accretion of below market contracts	(137,389)	—
Net gain on disposal or exchange of assets	(7,021)	(82,696)
Stock-based compensation expense	6,398	—
Changes in current assets and liabilities:
Accounts receivable	(6,931)	7,963
Inventories	(998)	2,008
Other current assets	(2,047)	(43)
Accounts payable and accrued expenses	7,241	4,162
Interest on notes receivable	(9,756)	(6,903)
Asset retirement obligations	7,303	(98)
Workers’ compensation obligations	(4,987)	4,140
Accrued postretirement benefit costs	16,589	21,185
Obligation to industry fund	(2,721)	7,635
Other, net	3,097	(3,941)

Net cash provided by (used in) operating activities	32,208	(39,756)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(74,079)	(41,810)
Additions to advance mining royalties	(6,295)	(3,086)
Investment in joint ventures	(15,385)	—
Cash acquired in business combination	21,015	—
Acquisitions	(8,965)	(13,647)
Proceeds from disposal or exchange of assets, net of notes receivable	1,789	30,493
Net change in receivables from former affiliates	—	63,659

Net cash provided by (used in) investing activities	(81,920)	35,609

Cash Flows From Financing Activities
Convertible note proceeds	200,000	—
Termination of Magnum debt facility	(136,816)	—
Contribution from Parent	—	13,647
Distribution to minority interests	—	(1,049)
Deferred financing costs	(10,040)	—
Long-term debt payments	(927)	(1,530)
Proceeds from employee stock purchases	1,002	—
Common stock issuance fees	(1,413)	—

Net cash provided by financing activities	51,806	11,068

Net increase in cash and cash equivalents	2,094	6,921
Cash and cash equivalents at beginning of year	5,983	398

Cash and cash equivalents at end of period	$8,077	$7,319

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(1) Basis of Presentation
     Description of Business
     Effective October 31, 2007, Patriot was spun off from Peabody Energy Corporation (Peabody). The spin-off was accomplished through a dividend of all outstanding shares of Patriot, resulting in Patriot becoming a separate, public company traded on the New York Stock Exchange (symbol PCX).
     Patriot Coal Corporation (Patriot) is engaged in the mining of thermal coal, also known as steam coal, for sale primarily to electric utilities and metallurgical coal, also known as coking coal, for sale to steel mills and independent coke producers. Patriot’s mining operations and coal reserves are located in the eastern and midwestern United States, primarily in West Virginia and Kentucky.
     On April 2, 2008, Patriot entered into an agreement to acquire Magnum Coal Company (Magnum). Magnum was one of the largest coal producers in Appalachia, operating 11 mines and 7 preparation plants with more than 60% of its production from surface mines and controlling more than 600 million tons of proven and probable coal reserves. On July 23, 2008, Patriot consummated the acquisition of Magnum. See Note 3 for additional information on the acquisition. In conjunction with the acquisition, Patriot issued debt in order to repay Magnum’s existing senior secured indebtedness. See Note 11 for additional information.
     Basis of Presentation
     All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments; Appalachia and the Illinois Basin (see Note 10).
     The statements of operations and cash flows and related discussions below for the three and nine months ended September 30, 2007 relate to Patriot’s historical results and may not necessarily reflect what its results of operations and cash flows will be in the future or would have been as a stand-alone company. Upon the completion of the spin-off, Patriot’s capital structure changed significantly. At the spin-off date, Patriot entered into various operational agreements with Peabody, including certain on-going agreements that enhance both the financial position and cash flows of Patriot. Such agreements include the assumption by Peabody of certain retiree healthcare liabilities and the repricing of a major coal supply agreement to be more reflective of the then current market pricing for similar quality coal.
     The accompanying condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results of the periods presented. Operating results for the three and nine months ended September 30, 2008 may not necessarily be indicative of the results for the year ending December 31, 2008. The balance sheet information as of December 31, 2007 was derived from Patriot’s audited consolidated balance sheet.
     Effective August 11, 2008, Patriot implemented a 2-for-1 stock split effected in the form of a 100% stock dividend. All share and per share amounts in these unaudited condensed consolidated financial statements and related notes reflect this stock split, including share information related to the newly-issued Convertible Senior Notes and the recent Magnum acquisition.
(2) New Accounting Pronouncements
     Newly Adopted Accounting Pronouncements
     FASB Statement No. 157
     In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. SFAS No. 157 clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 establishes a three-level fair value hierarchy for fair value to be measured based on the observability of the inputs utilized in the valuation. The levels are: Level 1 — inputs from quoted prices in an active market, Level 2 — inputs other than a quoted price market that are directly or indirectly observable through market corroborated inputs and Level 3 — inputs that are unobservable and require assumptions about pricing by market participants. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The Company adopted SFAS No. 157 on January 1, 2008, with no impact upon adoption. Subsequent transactions were recorded in accordance with SFAS No. 157.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
     In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3), which clarified the application of SFAS No. 157 in an inactive market and demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have a material effect on the Company’s results of operations or financial condition since it did not have any financial assets in inactive markets.
     FASB Statement No. 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with each item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, with no impact to the financial statements upon adoption since the Company did not elect fair value treatment for any items not currently required to be measured at fair value.
     Pending Adoption of Recent Accounting Pronouncements
     FASB Statement No. 141(R)
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141 and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) becomes effective for the Company for any business combination with an acquisition date on or after January 1, 2009. The Company will evaluate the potential impact of SFAS No. 141(R) on our operating results, cash flows and financial condition for applicable transactions subsequent to 2008.
     FASB Staff Position APB 14-1
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which is effective for the Company on January 1, 2009. The FSP changes the accounting for the Company’s convertible notes, specifying that issuers of convertible debt instruments that may settle in cash upon conversion must bifurcate the proceeds from the debt issuance between debt and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The equity component would reflect the value of the conversion feature of the notes. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. The Company is currently evaluating the potential impact of FSP APB 14-1 on its operating results, cash flows and financial condition.
     FASB Staff Position EITF 03-6-1
     In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share under the “two-class method”. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company) with all prior period earnings per share data being adjusted retrospectively. The Company is currently evaluating the effect FSP EITF 03-6-1 will have on its calculation of earnings per share.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(3) Business Combination
     On July 23, 2008, Patriot consummated the acquisition of Magnum. Magnum stockholders received 23,803,312 shares of newly-issued Patriot common stock and cash in lieu of fractional shares. The fair value of $50.57 per share of Patriot common stock issued to the Magnum shareholders was based on the average of Patriot stock price for the five business days surrounding and including the merger announcement date, April 2, 2008. The total purchase price was $738.4 million, including the assumption of $148.6 million of long-term debt, $11.8 million of which related to capital lease obligations. In conjunction with the acquisition, Patriot issued debt in order to repay Magnum’s existing senior secured indebtedness as discussed in Note 11. Magnum was one of the largest coal producers in Appalachia, operating 11 mines and 7 preparation plants with more than 60% of its production from surface mines and controlling more than 600 million tons of proven and probable coal reserves.
     The results of operations of Magnum are included in the Appalachia Mining Operations segment from the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Under this method of accounting, the purchase price is allocated to the fair value of the net assets acquired. The excess purchase price over the fair value of the assets acquired, if any, is allocated to goodwill.
     The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

(in thousands)

Cash	$21,015
Accounts receivable, net	87,953
Inventories	53,221
Other current assets	43,706
Property, plant, equipment and mine development, net	2,276,597
Other non-current assets	7,763

Total assets acquired	2,490,255

Accounts payable and accrued expenses	234,335
Below market sales contracts acquired, current	528,290
Long-term debt	144,606
Below market sales contracts acquired, noncurrent	446,852
Accrued postretirement benefit costs	430,837
Other non-current liabilities	94,503

Total liabilities assumed	1,879,423

Net assets acquired	$610,832

     As of September 30, 2008, the accounting for the acquisition is preliminary. The Company is conducting reserve studies on the acquired properties, the outcome of which will determine the fair value to be allocated to reserve assets. Additionally, the Company is in the process of preparing estimates, as well as obtaining third party estimates of fair value of coal reserves, property, plant and equipment, intangible assets, and liabilities including various employee benefit and environmental liabilities.
     In connection with the Magnum acquisition, the Company recorded liabilities related to below market sales and purchase contracts. The below market supply contracts were recorded at their preliminarily-determined fair value when allocating the purchase price, resulting in a liability of $975.1 million, which will be accreted into earnings as the coal is shipped over a weighted average period of approximately three years. The below market purchase contracts were recorded at their preliminarily-determined fair value, resulting in an asset of $43.5 million, which will be amortized into earnings as the coal is acquired, expected to be within a year from the acquisition date. Net sales contract accretion related to the below market coal supply and purchase contracts acquired is included in Operating Costs and Expenses in the statement of operations.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
     The following unaudited pro forma financial information presents the combined results of operations of the Company and Magnum, on a pro forma basis, as though the companies had been combined as of January 1, 2007 and January 1, 2008, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Revenues:
As reported	$489,583	$293,301	$1,113,597	$819,185
Pro forma	542,839	589,605	1,655,162	1,640,876
Net income (loss):
As reported	$72,951	$(39,451)	$81,700	$(57,216)
Pro forma	25,770	69,161	242,841	297,729
Basic earnings per share:
As reported	$1.02	N/A	$1.38	N/A
Pro forma	0.33	N/A	3.16	N/A
Diluted earnings per share:
As reported	$1.01	N/A	$1.36	N/A
Pro forma	0.33	N/A	3.13	N/A
     Patriot’s historical financial information has been adjusted in the pro forma amounts above to present the results as if the spin-off from Peabody occurred on January 1, 2007 instead of October 31, 2007. The combined pro forma financial information has been further adjusted to exclude non-recurring transaction-related expenses and include purchase accounting adjustments for preliminarily-determined fair values impacting coal inventories, net sales contract accretion, depletion of coal reserves and depreciation of property, plant and equipment. This unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Magnum constituted a single entity during those periods.
(4) Gain on Disposal or Exchange of Assets and Other Commercial Transactions
     In June 2008, Patriot entered into an agreement to swap certain leasehold coal mineral rights with another coal producer. Additionally, Patriot sold approximately 2.7 million tons of adjacent leasehold coal mineral rights in Appalachia for $1 million. Patriot recognized gains totaling $6.3 million on these transactions. The swap transaction was recorded at fair value in accordance with SFAS No. 153 “Exchanges of Nonmonetary Assets” and SFAS No. 157. The Company utilized Level 3 inputs as defined by SFAS No. 157 in a discounted cash flows model to calculate the fair value of the coal reserve swap due to the lack of an active, quoted market and due to the inability to use other transaction comparisons because of the unique nature of each coal seam.
     Also in the second quarter of 2008, Patriot recorded a $4.9 million gain related to a structured settlement on a property transaction and received a $4.5 million settlement for past due coal royalties, which had previously been fully reserved due to the uncertainty of collection. Both transactions were recorded as Other Revenues in the statement of operations.
     Additionally, in the second quarter of 2008, Patriot entered into two joint ventures for which it has contributed cash totaling $15.4 million and committed certain coal reserve rights. Patriot holds a 49% interest in each joint venture and accounts for the interests under the equity method of accounting. Patriot’s maximum exposure to loss is the value contributed plus additional future committed capital contributions, which, for one of the joint ventures, is capped at $5.1 million. The investment in these joint ventures was recorded in Investments and Other Assets in the balance sheet. One of the joint ventures commenced operations in the third quarter of 2008 and the other is expected to commence operations in the first half of 2009.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
     During the nine months ended September 30, 2007, Patriot sold approximately 88 million tons of non-strategic coal reserves and over 18,000 acres of surface land located in Kentucky for cash of $26.5 million and notes receivable of $69.4 million. Patriot recognized gains totaling $78.5 million on these transactions.
(5) Income Tax Benefit
     In the third quarter of 2008, Patriot reversed the $2.6 million income tax provision recorded during the first six months of 2008 based upon the revised forecasted effective tax rate of zero for the year. The revised forecasted rate is attributable to Patriot’s anticipated tax net operating loss for 2008 and the full valuation allowance recorded against deferred tax assets. The primary difference between book and taxable income for 2008 is the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired in the Magnum acquisition, with such amounts being included in the computation of book income but excluded from the computation of taxable income.
     For the three and nine months ended September 30, 2007, no income tax provision was recorded due to projected tax net operating losses for year ended December 31, 2007, and Patriot’s full valuation allowance position.
(6) Earnings per Share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. Earnings (loss) per share is not presented for periods prior to October 31, 2007, because Patriot was wholly-owned by Peabody and its affiliates prior to the spin-off.
(7) Inventories
     Inventories consisted of the following:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Saleable coal	$18,028	$13,519
Materials and supplies	53,285	13,385
Raw coal	13,943	4,133

Total	$85,256	$31,037

     Saleable coal represents coal stockpiles that will be sold in current condition. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs. Materials, supplies and coal inventory are valued at the lower of average cost or market. The increase in inventories from December 31, 2007 to September 30, 2008 is primarily attributable to the Magnum acquisition.
(8) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income (loss)	$72,951	$(39,451)	$81,700	$(57,216)
Accumulated actuarial loss and prior service cost realized in net income (loss)	2,900	9,537	7,798	28,571

Comprehensive income (loss)	$75,851	$(29,914)	$89,498	$(28,645)

     Comprehensive income (loss) differs from net income (loss) by the net amount of unrealized gains and losses resulting from the amortization of actuarial gains and losses and prior service cost.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(9) Postretirement Benefit Costs
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service cost for benefits earned	$558	$303	$963	$595
Interest cost on accumulated postretirement benefit obligation	15,387	17,981	33,976	54,525
Amortization of prior service cost	(170)	(87)	(510)	(260)
Amortization of actuarial loss	3,649	9,929	10,138	29,518

Net periodic postretirement benefit costs	$19,424	$28,126	$44,567	$84,378

     Net periodic postretirement benefits costs for the three and nine months ended September 30, 2007 included costs related to certain retiree healthcare liabilities that were assumed by Peabody at the spin-off.
     With the addition of Magnum, Patriot anticipates paying approximately $43.0 million of retiree benefit payments (net of retiree contributions) in 2008.
(10) Segment Information
     Patriot reports its operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of Patriot’s mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities. For the nine months ended September 30, 2008, 80% of Patriot’s sales were to electricity generators and 20% to steel and coke producers. For the nine months ended September 30, 2008 and 2007, Patriot’s revenues attributable to foreign countries, based on where the product was shipped, were $225.9 million and $109.6 million, respectively. Patriot utilizes underground and surface mining methods and produces coal with high and medium Btu content. Patriot’s operations have relatively short shipping distances from the mine to most of its domestic utility customers and certain metallurgical coal customers. “Corporate and Other” includes selling and administrative expenses, net gains on disposal or exchange of assets and costs associated with past mining obligations.
     Patriot’s chief operating decision makers use Adjusted EBITDA as the primary measure of segment profit and loss. Adjusted EBITDA is defined as net income (loss) before deducting net interest expense; income taxes; minority interests; asset retirement obligation expense; depreciation, depletion and amortization; and net sales contract accretion excluding back-to-back coal purchase and sales contracts. The net contract accretion on the back-to-back coal purchase and sale contracts reflects the net accretion related to certain coal purchase and sales contracts existing prior to July 23, 2008, whereby Magnum purchased coal from third parties to fulfill tonnage commitments on sales contracts. Because Segment Adjusted EBITDA is not calculated identically by all companies, Patriot’s calculation may not be comparable to similarly titled measures of other companies.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
     Operating segment results for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
		Illinois	Corporate			Illinois	Corporate
	Appalachia	Basin	and Other	Total	Appalachia(1)	Basin	and Other(2)	Total
	(Dollars in thousands)
Revenues	$422,491	$67,092	$—	$489,583	$904,834	$208,763	$—	$1,113,597
Adjusted EBITDA	35,301	1,058	(38,558)	(2,199)	140,395	9,156	(93,548)	56,003
Additions to property, plant, equipment and mine development	38,119	2,227	311	40,657	66,139	6,194	1,746	74,079

	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
		Illinois	Corporate			Illinois	Corporate
	Appalachia	Basin	and Other	Total	Appalachia	Basin	and Other(2)	Total
	(Dollars in thousands)
Revenues	$231,638	$61,663	$—	$293,301	$631,448	$187,737	$—	$819,185
Adjusted EBITDA	31,485	3,128	(47,665)	(13,052)	76,070	11,160	(65,159)	22,071
Additions to property, plant, equipment and mine development	8,180	7,144	—	15,324	34,610	7,200	—	41,810

(1)	Appalachia results include two structured settlements discussed in Note 4.

(2)	Corporate and Other results include the gains on disposal or exchange of assets discussed in Note 4.
     A reconciliation of Adjusted EBITDA to net income (loss) follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Total Adjusted EBITDA	$(2,199)	$(13,052)	$56,003	$22,071
Depreciation, depletion and amortization	(42,215)	(23,130)	(81,730)	(64,048)
Asset retirement obligation expense	(5,051)	(3,641)	(11,726)	(12,936)
Sales contract accretion, net	121,859	—	121,859	—
Interest expense	(5,626)	(1,716)	(13,164)	(6,504)
Interest income	3,588	3,527	10,458	8,293
Income tax benefit	2,595	—	—	—
Minority interests	—	(1,439)	—	(4,092)

Net income (loss)	$72,951	$(39,451)	$81,700	$(57,216)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(11) Long-Term Debt
     Credit Facility
     Effective October 31, 2007, Patriot entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility. This facility is available for Patriot’s working capital requirements, capital expenditures and other corporate purposes. As of September 30, 2008, the balance of outstanding letters of credit issued against the credit facility totaled $334 million, and there were no outstanding short-term borrowings under the facility. As of September 30, 2008, credit facility availability was $166 million.
     The obligations under Patriot’s credit facility are secured by a first lien on substantially all of its assets, including but not limited to certain of its mines and coal reserves and related fixtures and accounts receivable. The credit facility contains certain customary covenants, including financial covenants limiting its total indebtedness (maximum leverage ratio of 2.75) and requiring minimum EBITDA coverage of interest expense (minimum interest coverage ratio of 4.0), as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends, common stock repurchases and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants. The rolling four quarters compliance calculation contains a phase-in provision for 2008. The terms of the credit facility also contain certain customary events of default, which will give the lender the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of Patriot’s other indebtedness exceeding a certain amount.
     In connection with the merger agreement with Magnum, Patriot entered into an amendment dated as of April 2, 2008 to its credit facility. The amendment, among other things, (i) permitted the merger with Magnum and the transactions contemplated by the merger agreement, (ii) increased the rate of interest applicable to loans under the credit facility and (iii) modified certain covenants and related definitions to allow for changes in permitted indebtedness, permitted liens, permitted capital expenditures and other changes in respect of Patriot and its subsidiaries in connection with the acquisition. The increase in the interest rate and the covenant modifications were effective with the closing of the acquisition. In connection with the Convertible Senior Notes discussed below, Patriot entered into an amendment to the credit facility dated as of May 19, 2008, allowing the issuance of the Convertible Senior Notes and modifying certain covenants for the period prior to the closing of the Magnum acquisition. On September 25, 2008, Patriot entered into an amendment to the credit facility allowing, among other things, permitted securitization programs without adjusting the capacity of the credit facility.
     Private Convertible Notes Issuance
     On May 28, 2008, Patriot completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013 (the notes), including $25 million related to the underwriters’ overallotment option. The net proceeds of the offering were $193.5 million after deducting the initial purchasers’ commissions and fees and expenses of the offering.
     Interest on the notes is payable semi-annually in arrears on May 31 and November 30 of each year, beginning November 30, 2008. The notes mature on May 31, 2013, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The notes are senior unsecured obligations and rank equally with all of the Company’s existing and future senior debt and are senior to any subordinated debt. Patriot used the proceeds of the offering to repay Magnum’s existing senior secured indebtedness and acquisition related fees and expenses. All remaining amounts were used for other general corporate purposes.
     The notes are convertible into cash and, if applicable, shares of Patriot’s common stock during the period from issuance to February 15, 2013, subject to certain conditions of conversion as described below. The conversion rate for the notes is 14.7778 shares of Patriot’s common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $67.67 per share of common stock. The conversion rate and the conversion price are subject to adjustment for certain dilutive events, such as future stock splits or a distribution of a stock dividend.
     The notes require Patriot to settle all conversions by paying cash for the lesser of the principal amount or the conversion value of the notes, and by settling any excess of the conversion value over the principal amount in cash or shares, at the Company’s option.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
     The number of shares of Patriot’s common stock that it may deliver upon conversion will depend on the price of its common stock during an observation period as described in the indenture. Specifically, the number of shares deliverable upon conversion will increase as the common stock price increases above the conversion price of $67.67 per share during the observation period. The maximum number of shares that Patriot may deliver is 2,955,560. However, if certain fundamental changes occur in Patriot’s business that are deemed “make-whole fundamental changes” in the indenture, the number of shares deliverable on conversion may increase, up to a maximum amount of 4,137,788 shares. These maximum amounts are subject to adjustment for certain dilutive events, such as a stock split or a distribution of a stock dividend.
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
     Under the indenture for the notes, if Patriot fails to timely file any document or report required to be filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (other than reports on Form 8-K), Patriot is required to pay additional interest on the notes of 0.50% of the principal balance of the notes. Per the guidance set forth in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), this additional interest feature is considered an embedded derivative. Management has determined the fair value of this embedded derivative is de minimis as the probability of reports not being filed timely is remote and the Company has no history of late submissions.
     The notes and any shares of common stock issuable upon conversion have not been registered under the Securities Act of 1933, as amended (the Securities Act), or any state securities laws. The notes were only offered to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act.
     Bridge Loan Facility
     In connection with the Magnum acquisition agreement, Patriot obtained a subordinated bridge loan financing commitment, allowing it to draw up to $150 million under the related bridge loan facility at the effective date of the acquisition to repay a portion of the outstanding debt of Magnum. Patriot terminated the financing commitment on May 30, 2008, as a result of the Convertible Senior Notes issuance. Patriot paid $1.5 million in commitment fees in connection with the financing commitment, which were included in Interest Expense in the statement of operations.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(12) Commitments and Contingencies
     Commitments
     As of September 30, 2008, purchase commitments for capital expenditures were $100.6 million.
     Other
     At times Patriot becomes a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of such pending or threatened proceedings is not reasonably likely to have a material effect on Patriot’s financial position, results of operations or cash flows. The Company’s significant legal proceedings are discussed below.
     West Virginia Flood Litigation
     2001 Flood Litigation
          One of the Company’s subsidiaries, Catenary, has been named as defendant, along with various other property owners, coal companies, timbering companies and oil and natural gas companies, in connection with alleged damages arising from flooding that occurred on July 8, 2001 in various watersheds primarily located in southern West Virginia (referred to as the 2001 flood litigation). The plaintiffs have asserted that timbering, coal mining and the construction of haul roads caused natural surface waters to be diverted in an unnatural way causing damage to the plaintiffs. Pursuant to orders from the West Virginia Supreme Court of Appeals, the cases are being handled as mass litigation, and a panel of three judges was appointed to handle the matters that have been divided between the judges pursuant to the various watersheds.
          One of the cases, in the Upper Guyandotte River watershed, went to trial against two defendants, both of which were land holding companies, to determine whether the plaintiffs could establish liability. The jury found in favor of the plaintiffs, but the judge in this matter set aside the verdict stating he committed reversible error by allowing certain testimony of the plaintiffs’ experts. The judge went on to address the core foundation necessary to prevail in the flood litigation in his order, which is whether the plaintiffs can scientifically establish that a certain flood event caused and/or contributed to injury and, if so, who caused the injury and what persons were injured by such conduct. An appeal of this order was filed with the West Virginia Supreme Court of Appeals. The West Virginia Supreme Court issued its decision reversing the trial judge’s order and remanded the matter to the Mass Litigation Panel for further disposition.
          In the Coal River watershed of the 2001 flood litigation, another judge in the panel provided an opportunity for the plaintiffs to amend their complaints to more specifically identify, among other things, the defendants’ specific injury-causing conduct, and the amount of damages sustained by each plaintiff. The plaintiffs were unable to meet the pleading standard announced by the judge and in January 2007, the judge entered an order that granted defendants’ motions to dismiss with prejudice. An appeal of this order was filed with the West Virginia Supreme Court of Appeals. The West Virginia Supreme Court issued its decision reversing the trial judge’s order and remanded the matter to the Mass Litigation Panel for further disposition.
          Pursuant to the purchase and sale agreement related to Magnum, Arch Coal, Inc. (Arch) indemnifies the Company against claims arising from certain pending litigation proceedings, including the 2001 flood litigation, which obligation will continue indefinitely. The failure of Arch to satisfy its indemnification obligations under the purchase agreement could have a material adverse effect on the Company.
2004 Flood Litigation
          In 2006, Hobet and Catenary, two of the Company’s subsidiaries, were named as defendants along with various other property owners, coal companies, timbering companies and oil and natural gas companies, arising from flooding that occurred on May 30, 2004 in various watersheds primarily located in southern West Virginia. This litigation is pending before two different judges in the Circuit Court of Logan County, West Virginia.
          In the first action, the plaintiffs have asserted that (i) Hobet failed to maintain an approved drainage control system for a pond on land on, near, and/or contiguous to the sites of flooding; and (ii) Hobet participated in the development of plans to grade, blast, and alter the land on, near, and/or contiguous to the sites of the flooding. Hobet has filed a motion to dismiss both claims based upon the assertion that insufficient facts have been stated to support the claims of the plaintiffs.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
          In the second action, on behalf of Catenary and Hobet, motions to dismiss have been filed, asserting that the allegations asserted by the plaintiffs are conclusory in nature and likely deficient as a matter of law. Most of the other defendants also filed motions to dismiss. Both actions were stayed during the pendency of the appeals to the West Virginia Supreme Court of Appeals in the 2001 flood litigation.
     Permit Challenges
          As with the rest of our industry, the Company often needs to construct fills and impoundments in channels that may constitute “waters of the United States,” as defined under the Clean Water Act (CWA). To do so lawfully, it must, in the normal course of its mining operations, obtain permits pursuant to Section 404 of the CWA. The Army Corp of Engineers (ACOE) issues two types of permits pursuant to Section 404 of the CWA: general (or “nationwide”) and “individual” permits. The Company often applies for authorizations pursuant to (i) Nationwide Permit 21, which is issued by the ACOE in relation to surface coal mining operations; (ii) Nationwide Permit 50, which is issued by the ACOE in relation to underground coal mining; and (iii) Nationwide Permit 49, which is issued by the ACOE in relation to the Company’s remaining operations. Large surface coal mining operations are applied for as individual permits.
          During the last few years, lawsuits challenging the ACOE’s authority in general to issue nationwide and individual permits to various companies have been instituted by certain environmental groups and, in some instances, environmental groups have also sought to enjoin the use of specific permits issued by the ACOE. In March 2007, in one such lawsuit, the District Court for the Southern District of West Virginia rescinded individual permits issued to another company in the coal industry, and that decision currently is under appeal. Three other lawsuits involve challenges to permits issued to the Company’s subsidiaries. In Ohio Valley Environmental Coalition v. Colonel Dana Hurst, U.S. Army Corp of Engineers, Civil Action No. 3:03-2281 (S.D. W.Va.), Ohio Valley Environmental Coalition (OVEC) and other environmental groups filed a motion for preliminary injunction to enjoin the use of a permit that had already been issued by the ACOE to Apogee, a Company subsidiary. However, on May 23, 2007, the claimant agreed to withdraw its motion for preliminary injunction, and mining under the permit has proceeded. In Ohio Valley Environmental Coalition v. U.S. Army Corps of Engineers, Civil Action No. 3:05-0784 (S.D. W.Va.), on October 11, 2007, the Court issued a Memorandum Opinion and Order which granted a temporary restraining order and preliminary injunction against the Callisto Surface Mine of Jupiter whereby the ACOE was enjoined from granting a valley fill permit to the Callisto Surface Mine. This preliminary injunction resulted in Jupiter ceasing mining activities at the Callisto Surface Mine. In addition, in August 2008, OVEC filed another lawsuit against ACOE seeking a preliminary injunction to enjoin the use of a permit that had been issued to Hobet, another Company subsidiary. In August 2008, the Company agreed to, among other things, immediate selenium limits in its discharge permit for the mine and to hire an expert to advise on reclamation. In exchange, the claimant agreed to withdraw its motion for a preliminary injunction. Mining under the permit has proceeded.
          There can be no guarantee that similar claims or motions will not be filed, or that future judicial rulings will not interfere with the ACOE’s authorization to issue permits pursuant to the CWA or will not enjoin the use of any permits issued by the ACOE.
     Selenium Litigation
          In 2007, Apogee, a subsidiary of the Company, was sued in the U.S. District Court for the Southern District of West Virginia by OVEC and another environmental group (pursuant to citizen suit provisions), which we refer to as the Federal Apogee Case. Also in 2007, Hobet was sued in state court in Boone County, West Virginia by the West Virginia Department of Environmental Protection (WVDEP), which we refer to as the WVDEP Action. In 2008, OVEC and another environmental group filed a lawsuit against Hobet and WVDEP in the U.S. District Court for the Southern District of West Virginia (pursuant to citizen suit provisions), which we refer to as the Federal Hobet Case. The Federal Hobet Case involves the same claims and same permitted operations that are the subject of the WVDEP Action in state court. These lawsuits allege that Apogee and/or Hobet have violated certain water discharge limits set forth in a number of their National Pollutant Discharge Elimination System permits. The lawsuits are seeking fines and penalties as well as injunctions prohibiting the Company from further violating laws and its permits.
          Some of the alleged violations relate to exceedances of selenium. There is currently no reasonably available technology that has been proven to effectively address selenium exceedances in permitted water discharges, and as a result the WVDEP has deferred the obligations to comply with the current selenium discharge limit obligations in most permits. However, many of those deferrals are themselves the subject of an administrative appeal and other challenges by environmental groups.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
          On May 28, 2008, the judge in the Federal Apogee Case determined that the attempted deferral of the selenium discharge limits set forth in one Apogee permit failed to meet certain procedural requirements, and as a result ordered Apogee to develop a treatment plan within thirty days, and to implement that plan within ninety days or to show cause of its inability to do so. In July 2008, a hearing was held and as a result, the judge ordered Apogee to submit a report including explanation of treatment alternatives under consideration. In August 2008, the judge clarified the deadline for installation of treatment to be no later than May 31, 2009 and ordered final compliance to be no later than June 30, 2009. The Company is actively engaged in studying potential solutions to controlling selenium discharges and is installing treatment facilities at various permitted outfalls in an effort to comply with the deadlines established in the Federal Apogee Case. However, there is no assurance that a definitive solution will be identified and implemented within those timeframes.
          The WVDEP Action was resolved by a settlement and consent order entered in the Boone County circuit court on September 5, 2008. As part of the settlement, the Company agreed to pay approximately $1.5 million in ten installments and to complete five supplemental environmental projects valued at approximately $2.6 million. The Company also agreed to make gradual reductions in its selenium discharges from its Hobet 21 Surface Mine and to study potential treatments for runoff. As a result of the settlement, motions to dismiss and for summary judgment have also been filed and are pending in the Federal Hobet Case.
          The United States Environmental Protection Agency (EPA) is currently considering revisions to the selenium standards that would increase the permissible levels. However, there can be no assurance that the standards will be changed.
          In addition, on January 25, 2008, the EPA issued a request for information to the Company, which sought extensive information regarding its water discharges, and the EPA or a private party may in the future institute a regulatory proceeding that could ultimately seek similar or additional remedies to those requested by the lawsuits described above. The Company complied with the request and is discussing the matter with the EPA, but it is premature to know whether the Company will be subject to future proceedings or what, if any, remedies will be imposed or costs will be incurred.
          As a result of the litigation, the process of applying for new permits has become more time-consuming and complex, the review and approval process is taking longer, and in certain cases, new permits may not be issued. The lack of proven treatment methods causes uncertainty as to the magnitude of this liability.
     Monsanto Litigation
          Apogee has been sued, along with eight other defendants, including Monsanto Company, Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. The lawsuits were filed in October 2007, but not served on Apogee until February 2008, and each is identical except for the named plaintiff. They each allege personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and /or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek class action certification as well as compensatory and punitive damages for personal injury. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on the Company.
     Ward Transformer Site
          Amherst Coal, a predecessor of Apogee, has recently been named by the EPA in a Special Notice Letter related to ongoing clean-up issues at the Ward transformer site in North Carolina. The site has a long history of enforcement and clean-up activities. Additional potentially responsible parties have been identified to assist with the continuing remediation efforts. In view of the large number of entities involved at the site and the Company’s anticipated share of expected clean-up costs, the Company believes that its ultimate liability, if any, will not be material to the Company’s financial condition and results of operations.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(13) Guarantees
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
     As of September 30, 2008, Arch Coal, Inc. (Arch) held surety bonds related to properties acquired by Patriot in the Magnum acquisition. As a result of the acquisition, Patriot is required to post letters of credit in Arch’s favor for the amount of the accrued reclamation liabilities no later than February 2010.
(14) Related Party Transactions
     Prior to the spin-off, Patriot routinely entered into transactions with Peabody and its affiliates. The terms of these transactions were outlined in agreements executed by Peabody and its affiliates.
     Selling and administrative expenses include $10.5 million and $32.3 million for the three and nine months ended September 30, 2007, respectively, for services provided by Peabody and represent an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic, based on principal activity, headcount, tons sold and revenues as applicable to the specific expense being allocated. The allocated expenses generally reflected service costs for: marketing and sales, legal, finance and treasury, public relations, human resources, environmental engineering and internal audit. Different general accounting allocation bases or methods could have been used and could have resulted in significantly different results. The allocation from Peabody was not necessarily indicative of the selling and administrative expenses that would have been incurred if Patriot had been an independent entity.
     Patriot recognized interest expense of $1.2 million and $3.7 million for the three and nine months ended September 2007, respectively, related to a $62.0 million intercompany demand note payable to Peabody, which was forgiven at spin-off.
     For the three and nine months ended September 30, 2007, substantially all of Patriot’s tons sold were through a marketing affiliate of Peabody, which negotiated and maintained coal sales contracts. These sales were made at prices paid by outside third-party customers. For the three and nine months ended September 30, 2008, the Company had sales to this Peabody marketing affiliate of 2.7 million and 9.5 million tons of coal, respectively, which resulted in revenues of $128.8 million and $457.4 million, respectively.
     Patriot entered into certain agreements with Peabody to provide transition services following the spin-off. At September 30, 2008, Peabody is no longer providing support to Patriot. For the three and nine months ended September 30, 2008, transition service expenses were $67,000 and $1.4 million, respectively and are included in Selling and Administrative Expenses in the statement of operations.
     ArcLight Energy Partners Fund I L.P. (ArcLight) is a significant stockholder of Patriot due to its former ownership of Magnum. In January 2007, ArcLight purchased from a third party rights to a royalty stream based on coal mined on certain properties, and then leased the rights to one of Magnum’s operations. Royalty payments to ArcLight for the period from July 23, 2008 to September 30, 2008 were approximately $200,000.

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
Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable but are subject to a wide range of uncertainties, and business risks and actual risks may differ materially from those discussed in the statements. Among the factors that could cause actual results to differ materially are:
•	difficulty in implementing our business strategy;

•	geologic, equipment and operational risks associated with mining;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	customer performance and credit risks;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	our ability to replace proven and probable coal reserves;

•	labor availability and relations;

•	the effects of mergers, acquisitions and divestitures, including our ability to successfully integrate mergers and acquisitions;

•	our ability to respond to changing customer preferences;

•	availability and costs of credit, surety bonds and letters of credit;

•	our dependence on Peabody for a substantial portion of our revenues;

•	price volatility and demand, particularly in higher margin products;

•	reductions of purchases by major customers;

•	failure to comply with debt covenants;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

•	environmental laws and regulations including those affecting our operations and those affecting our customers’ coal usage;

•	developments in greenhouse gas emission regulation and treatment, including any development of commercially successful carbon capture and storage techniques;

•	coal mining laws and regulations;

•	the outcome of pending or future litigation;

•	changes in general economic conditions, including coal and power market conditions;

•	weather patterns affecting energy demand;

•	competition in our industry;

•	changes in postretirement benefit obligations;

•	changes to contribution requirements to multi-employer benefit funds;

•	availability and costs of competing energy resources;

•	worldwide economic and political conditions;

•	interest rate fluctuation;

•	inflationary trends, including those impacting materials used in our business;

•	economic strength and political stability of countries in which we serve customers;

•	downturns in consumer and company spending;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings set forth in Item 3 of our Annual Report on Form 10-K and Part II, Item 1 of this report.
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
     Overview
     Effective October 31, 2007, Peabody Energy Corporation (Peabody) spun-off the Patriot group by distributing all of our common stock to the stockholders of Peabody as a dividend. We entered into various agreements with Peabody containing key provisions relating to the separation of our business. See our Annual Report on Form 10-K for more information about the spin-off and our operations.
     On April 2, 2008, Patriot entered into an agreement to acquire Magnum Coal Company (Magnum). Magnum was one of the largest coal producers in Appalachia, operating 11 mines and 7 preparation plants with more than 60% of its production from surface mines and controlling more than 600 million tons of proven and probable coal reserves. On July 23, 2008, Patriot consummated the acquisition of Magnum. Magnum stockholders received 23,803,312 shares of newly-issued Patriot common stock and cash in lieu of fractional shares. The fair value of $50.57 per share of Patriot common stock issued to the Magnum shareholders was based on the average of Patriot stock price for the five business days surrounding and including April 2, 2008. The total purchase price was $738.4 million, including the assumption of $148.6 million of long term debt, $11.8 million of which related to capital lease obligations.
     The acquisition was accounted for by Patriot using the purchase method of accounting. Under this method of accounting, the purchase price was allocated to the fair value of the net assets acquired. Magnum’s results were consolidated beginning July 23, 2008 and are included in the Appalachian Mining Operations segment. As of September 30, 2008, the accounting for the acquisition is preliminary.
     We are a leading producer of thermal coal in the eastern United States, with operations and coal reserves in Appalachia and the Illinois Basin. We are also a leading U.S. producer of metallurgical quality coal. We and our predecessor companies have operated in these regions for more than 50 years. In 2007, we sold 22.1 million tons of coal, of which 77% was sold to domestic electric utilities and 23% was sold to domestic and international steel producers. During the first nine months of 2008, we sold 19.1 million tons of coal, of which 80% was sold to domestic electric utilities and other international customers and 20% was sold to domestic and international steel producers. We control approximately 1.9 billion tons of proven and probable coal reserves. Our proven and probable coal reserves include premium coking coal and medium- and high-Btu thermal coal, with low, medium and high sulfur content.
     Our operations consist of 16 mining complexes, of which 15 are active mining complexes that include company-operated mines, contractor-operated mines and coal preparation facilities. One of our mining complexes is located in northern West Virginia, 12 are located in southern West Virginia and three are located in western Kentucky. We ship coal to electric utilities, industrial users and metallurgical coal customers via one company-owned loading facility, third-party loading facilities and multiple rail and river transportation routes.
     Our mining operations and coal reserves are as follows:
•      Appalachia. In southern West Virginia, we have 11 active mining complexes located in Boone, Lincoln, Logan and Kanawha counties, and in northern West Virginia, we have one complex located in Monongalia County. We are developing a complex located in Kanawha and Clay Counties, which is scheduled to commence operations in 2009. In September 2008, we announced plans to idle our Jupiter mining complex by the end of 2008. In Appalachia, we sold 14.4 million and 13.3 million tons of coal in the year ended December 31, 2007 and the nine months ended September 30, 2008, respectively. As of December 31, 2007, we controlled 586 million tons of proven and probable coal reserves in

Appalachia, of which 283 million tons were assigned to current operations. As a result of the Magnum acquisition, we now control over 600 million additional tons of proven and probable coal reserves in Appalachia.
•      Illinois Basin. In the Illinois Basin, we have three complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 7.7 million and 5.8 million tons of coal in the year ended December 31, 2007 and the nine months ended September 30, 2008, respectively. As of December 31, 2007, we controlled 676 million tons of proven and probable coal reserves in the Illinois Basin, of which 131 million tons were assigned to current operations.
     Stock Split
     Effective August 11, 2008, Patriot implemented a 2-for-1 stock split effected in the form of a 100% stock dividend. All share and per share amounts in this Quarterly Report on Form 10-Q reflect this stock split, unless specifically noted otherwise.
     Magnum Transaction Financing
     In connection with the Magnum acquisition, on May 28, 2008, we completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013 (the notes). The proceeds from the notes were held in escrow until the consummation of the Magnum acquisition. See Liquidity and Capital Resources – Private Convertible Notes Issuance for more details. On July 23, 2008, Patriot terminated Magnum’s credit facility and utilized the proceeds from the notes to repay $135.5 million of principal and $1.0 million of accrued interest under Magnum’s credit facility. In conjunction with the acquisition, Patriot issued $41.9 million of additional letters of credit related to Magnum operations.
     As of September 30, 2008, Arch Coal, Inc. (Arch) held surety bonds related to properties acquired by Patriot in the Magnum acquisition. As a result of the acquisition, Patriot is required to post letters of credit in Arch’s favor for the amount of the accrued reclamation liabilities no later than February 2010.
Basis of Presentation Related to the Spin-off from Peabody
     The statement of operations for the three and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 and related discussions below primarily relate to our historical results prior to the spin-off from Peabody. These results may not necessarily reflect what our results of operations and cash flows will be in the future or would have been as a stand-alone company. Upon the completion of the spin-off, our capital structure changed significantly. At the spin-off date, we entered into various operational agreements with Peabody, including certain on-going agreements that enhance both our financial position and cash flows. Such agreements include the assumption by Peabody of certain retiree healthcare liabilities and the repricing of a major coal supply agreement to be more reflective of the then current market pricing for similar quality coal.
     The unaudited condensed consolidated financial statements presented herein include allocations of Peabody expenses, assets and liabilities through the date of the spin-off, including the following items:
Selling and Administrative Expenses
     For the periods prior to the spin-off, our historical selling and administrative expenses were based on an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic, based on principal activity, headcount, tons sold or revenues as appropriate. The allocated expenses generally reflected service costs for marketing and sales, general accounting, legal, finance and treasury, public relations, human resources, environmental, engineering and internal audit. These allocated expenses were not necessarily indicative of the costs we would have incurred as a stand-alone company.
Interest Expense
     For the periods prior to the spin-off, our historical interest expense primarily related to fees for letters of credit and surety bonds used to guarantee our reclamation, workers’ compensation, retiree healthcare, and lease obligations as well as interest expense related to an intercompany note with Peabody. Our capital structure changed following the spin-off from Peabody, and effective October 31, 2007, we entered into a four-year revolving credit facility. See Liquidity and Capital Resources – Credit Facility for more information about our credit facility. The intercompany demand note totaling $62.0 million with Peabody was forgiven at spin-off.

Results of Operations
     Adjusted EBITDA
          The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as net income (loss) before deducting interest income and expense; income taxes; minority interests; asset retirement obligation expense; depreciation, depletion and amortization; and net sales contract accretion excluding back-to-back coal purchase and sales contracts. The net contract accretion on the back-to-back coal purchase and sale contracts reflects the net accretion related to certain coal purchase and sales contracts existing prior to July 23, 2008, whereby Magnum purchased coal from third parties to fulfill tonnage commitments on sales contracts. Segment Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Because Segment Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure, under generally accepted accounting principles, in Note 10 to our unaudited condensed consolidated financial statements. Segment Adjusted EBITDA excludes selling, general and administrative expenses, past mining obligation expense and gain on disposal or exchange of assets and is reconciled to its most comparable measure below under Net Income (Loss).
Three and Nine Months Ended September 30, 2008 Compared to September 30, 2007
     Tons Sold and Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2008	2007	Tons/$	%	2008	2007	Tons/$	%
				(Dollars and tons in thousands)
Tons Sold:
Appalachia	6,365	4,120	2,245	54.5%	13,268	11,344	1,924	17.0%
Illinois Basin	1,805	1,868	(63)	(3.4)%	5,848	5,738	110	1.9%

Total Tons Sold	8,170	5,988	2,182	36.4%	19,116	17,082	2,034	11.9%

Revenue:
Appalachia Mining Operations	$419,079	$230,172	$188,907	82.1%	$884,978	$628,605	$256,373	40.8%
Illinois Basin Mining Operations	67,092	61,663	5,429	8.8%	208,763	187,737	21,026	11.2%
Appalachia Other	3,412	1,466	1,946	132.7%	19,856	2,843	17,013	598.4%

Total Revenues	$489,583	$293,301	$196,282	66.9%	$1,113,597	$819,185	$294,412	35.9%

Average sales price per ton sold:
Appalachia	$65.84	$55.87	$9.97	17.8%	$66.70	$55.41	$11.29	20.4%
Illinois Basin	37.17	33.01	4.16	12.6%	35.70	32.72	2.98	9.1%
     Revenues in the Appalachia segment were higher in the three and nine months ended September 30, 2008 compared to the same period in 2007 primarily related to $199.7 million of revenue from the newly-acquired Magnum operations. Compared to the prior year, revenues were also impacted by higher average sales prices, partially offset by lower sales volumes.
     Average sales prices increased at all of our mining complexes reflecting higher sales contract pricing, including the repricing of a major coal supply agreement with Peabody as part of the spin-off, as well as higher spot sales prices. The Appalachia coal markets experienced a major increase in spot coal prices, generally driven by increases in international coal prices and supply/demand imbalance.

     In the three months ended September 30, 2008, sales volumes in the Appalachia segment were higher compared to the same period in 2007 primarily related to 3.3 million tons from the newly-acquired Magnum operations, partially offset by lower sales volumes at certain mines. Sales volumes were adversely impacted during the quarter due to a longwall move at our Federal mine, the Harris mine longwall completing its final panel in May 2008, adverse geologic conditions, labor shortages at various mines, and increased Federal Mine Safety and Health Act of 1977 (MSHA) inspections. Adverse geologic conditions included hard cutting and soft floor conditions at our Federal complex, slowing progress along the longwall panel. Certain of the newly-acquired Magnum operations were negatively impacted by labor shortages, delays in permitting and adverse geologic conditions at several mines, primarily related to sandstone intrusions.
     In the nine months ended September 30, 2008, sales volumes in the Appalachia segment were higher compared to the same period in 2007 primarily related to the 3.3 million tons from the newly-acquired Magnum operations, partially offset by lower sales volumes at certain mines. Sales volumes were reduced due to production shortfalls at our Federal complex stemming from two roof falls in the first quarter and a longwall move and the adverse geologic conditions discussed above in the third quarter. Sales volumes were also lower than the prior year due to the Harris mine longwall completing its final panel in the second quarter.
     Revenues in the Illinois Basin segment were higher for the three and nine months ended September 30, 2008 compared to the prior year primarily due to higher average sales prices. Average sales prices increased reflecting higher sales contract pricing, including the repricing of a major contract, and higher spot sales in 2008. Sales volumes were lower in the three months ended September 30, 2008 primarily related to a roof fall at one of our mines.
     Other Appalachia revenues were higher in the three and nine months ended September 30, 2008 compared to the same period in 2007. In addition to royalty income, other revenues for the nine months ended September 30, 2008 included a structured settlement on a property transaction, a settlement for past due coal royalties, which had previously been fully reserved due to the uncertainty of collection, and gains on the sale of purchased coal in the first quarter.
Segment Adjusted EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Appalachia Mining Operations and Other	$35,301	$31,485	$3,816	12.1%	$140,395	$76,070	$64,325	84.6%
Illinois Basin Mining Operations	1,058	3,128	(2,070)	(66.2)%	9,156	11,160	(2,004)	(18.0)%

Segment Adjusted EBITDA	$36,359	$34,613	$1,746	5.0%	$149,551	$87,230	$62,321	71.4%

     Segment Adjusted EBITDA for Appalachia was higher in the three months ended September 30, 2008 from the prior year primarily due to the contribution from the newly-acquired Magnum operations and higher average sales prices, partially offset by lower sales volumes at certain mines and higher costs primarily related to contract mining. Contract mining costs increased due to higher materials and supply costs related to adverse geologic conditions and higher fuel and explosives costs as well as increased wages and benefits to address labor shortages that the entire region is experiencing.
     Segment Adjusted EBITDA for Appalachia was higher in the nine months ended September 30, 2008 from the prior year primarily due to higher sales prices and, to a lesser extent, the contribution from the newly-acquired Magnum operations, partially offset by lower sales volumes and higher operating costs. Higher operating costs primarily related to start-up costs as we ramped up production at our Big Mountain and Kanawha Eagle complexes as well as higher contract mining costs primarily related to higher materials and supply and labor costs.
     Segment Adjusted EBITDA for Appalachia also increased for the nine months ended September 30, 2008 from the prior year due to the gains on the sale of purchased coal in the first quarter and the structured settlements referenced above in the second quarter.

     Segment Adjusted EBITDA for the Illinois Basin decreased in the three and nine months ended September 30, 2008 from the prior year primarily due to higher materials and supply costs from increased roofbolting, higher labor costs and higher fuel, explosives and steel costs, partially offset by higher average sales prices.
Net Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2008	2007	$	%	2008	2007	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$36,359	$34,613	$1,746	5.0%	$149,551	$87,230	$62,321	71.4%
Corporate and Other:
Past mining obligations	(31,516)	(38,791)	7,275	18.8%	(75,259)	(115,513)	40,254	34.8%
Net gain on disposal or exchange of assets	491	1,670	(1,179)	(70.6)%	7,021	82,696	(75,675)	(91.5)%
Selling and administrative expenses	(7,533)	(10,544)	3,011	28.6%	(25,310)	(32,342)	7,032	21.7%

Total Corporate and Other	(38,558)	(47,665)	9,107	19.1%	(93,548)	(65,159)	(28,389)	(43.6)%
Depreciation, depletion and amortization	(42,215)	(23,130)	(19,085)	(82.5)%	(81,730)	(64,048)	(17,682)	(27.6)%
Sales contract accretion, net	121,859	—	121,859	n/a	121,859	—	121,859	n/a
Asset retirement obligation expense	(5,051)	(3,641)	(1,410)	(38.7)%	(11,726)	(12,936)	1,210	9.4%
Interest expense	(5,626)	(1,716)	(3,910)	(227.9)%	(13,164)	(6,504)	(6,660)	(102.4)%
Interest income	3,588	3,527	61	1.7%	10,458	8,293	2,165	26.1%

Income (loss) before income taxes and minority interests	70,356	(38,012)	108,368	n/a	81,700	(53,124)	134,824	n/a
Income tax benefit	2,595	—	2,595	n/a	—	—	—	n/a
Minority interests	—	(1,439)	1,439	n/a	—	(4,092)	4,092	n/a

Net income (loss)	$72,951	$(39,451)	$112,402	n/a	$81,700	$(57,216)	$138,916	n/a

     Past mining obligations were lower in the three and nine months ended September 30, 2008 than the corresponding period in the prior year primarily due to the retention by Peabody of a portion of the retiree healthcare liability at spin-off and a higher discount rate associated with the 2008 expenses. The newly-acquired Magnum operations had past mining obligations of $8.2 million in the quarter, primarily related to retiree healthcare liabilities.
     Net gain on disposal or exchange of assets was lower in the three and nine months ended September 30, 2008 compared to the prior year. In the nine months ended September 30, 2008, net gain on disposal or exchange of assets included a $6.3 million gain on the exchange/sale of certain leasehold mineral interests. The nine months ended September 30, 2007 included coal reserve transactions that resulted in gains of $78.5 million. Property sales in 2007 are not indicative of the level we expect on an ongoing basis.
     Our historical selling and administrative expenses for the three and nine months ended September 30, 2007 were based on an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic. Selling and administrative expenses for the three and nine months ended September 30, 2008 represent our actual expenses incurred as a stand-alone company.
     Depreciation, depletion and amortization increased in the three and nine months ended September 30, 2008 compared to the prior year primarily due to the Magnum acquisition.
     Net sales contract accretion resulted from the below market coal sale and purchase contracts acquired in the Magnum acquisition and recorded at preliminarily-determined fair values in purchase accounting. The net liability generated from applying fair value to these contracts will be accreted over the life of the contracts as the coal is shipped.

     Asset retirement obligation expense increased in the three months ended September 30, 2008 primarily due to the acquisition of Magnum. Asset retirement obligation expense decreased in the nine months ended September 30, 2008 compared to the prior year primarily due to the acceleration of reclamation work performed in the first half of 2007, the acceleration of a mine closure in early 2007 and the extension of the life of our Federal mine in mid-2007 as a result of the acquisition of adjoining coal reserves, partially offset by the Magnum acquisition.
     Interest expense increased in the three and nine months ended September 30, 2008 primarily due to interest and amortized debt fees related to our credit facility, which we did not have in place prior to the spin-off, interest and amortized debt fees related to our newly-issued convertible debt and a commitment fee expensed in the second quarter due to the termination of a bridge loan facility related to the Magnum acquisition. This increase was partially offset by a reduction to interest expense in 2008 as a demand note with Peabody was forgiven at the spin-off, resulting in no similar interest expense in 2008. See Liquidity and Capital Resources for details concerning our outstanding debt and credit facility.
     Interest income increased in the nine months ended September 30, 2008 compared to the prior year due to additional interest income on notes receivable that resulted from the sale of Kentucky coal reserves in the first half of 2007.
     In the third quarter of 2008, Patriot reversed the $2.6 million income tax provision recorded during the first six months of 2008 based upon the revised forecasted effective tax rate of zero for the year. The revised forecasted rate is attributable to Patriot’s anticipated tax net operating loss for 2008 and the full valuation allowance recorded against deferred tax assets. The primary difference between book and taxable income for 2008 is the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired in the Magnum acquisition, with such amounts being included in the computation of book income but excluded from the computation of taxable income. For the three and nine months ended September 30, 2007, no income tax provision was recorded due to projected net operating losses for the year ended December 31, 2007, and Patriot’s full valuation allowance position.
     We acquired an effective controlling interest in KE Ventures, LLC during the first quarter of 2006, and began consolidating KE Ventures, LLC in our results in 2006. The portion of earnings that represents the interests of the minority owners is deducted from our income (loss) before income taxes and minority interests to determine net income (loss). The minority interest recorded in 2007 represented the share of KE Ventures, LLC earnings in which the minority holders were entitled to participate. In the fourth quarter of 2007, we increased our ownership in KE Ventures to 100%.
Outlook
     As discussed more fully in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, and Item 1A. Risk Factors in this report, our results of operations in the near-term could be negatively impacted by unforeseen adverse geologic conditions or equipment problems at mining locations; increased labor costs due to the shortage of skilled labor; the inability of contract miners to fulfill delivery terms of their contracts; delays in obtaining required permits for new mining operations; coal mining laws and regulations; rising prices of key supplies, mining equipment and commodities; the unavailability of transportation for coal shipments; and the recent economic downturn. On a long-term basis, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves; our ability to attract and retain skilled employees and contract miners; our ability to find replacement buyers for coal under contracts with comparable terms to existing contracts; the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation; and the availability and costs of credit, surety bonds and letters of credit. If upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. In an attempt to address the labor shortages we are experiencing, we have improved our compensation program and intensified our recruiting and training efforts in order to attract and retain skilled employees. Although prices for fuel and steel are currently declining, earlier in 2008 we experienced increases in operating costs related to steel-related products (including roof control), replacement parts, belting products, fuel, explosives, contract mining and healthcare, and we have taken measures to attempt to mitigate the increases in these costs. Management aims to aggressively control costs and operating performance to mitigate external cost pressures and difficult geologic conditions.
     In recent months, global financial markets have become increasingly challenging. As a result, we believe banks, funds and other financial institutions have been forced to liquidate their energy positions, including financial coal contracts, in order to generate cash. This has contributed to the approximately 45% decrease in over-the-counter traded prices for Central Appalachia thermal coal over the past several months. The API2, a heavily traded financial contract for thermal coal delivered into northern Europe, decreased 40% as traders liquidated their positions, and freight rates from the United States to Europe decreased approximately 75%. In regards to the metallurgical coal market, steel prices decreased 30% since mid-July and global production of blast furnace iron in August was flat, year-over-year, which was the first month of flat growth in nearly eight years.
     The recent downturn in the domestic and international financial markets has created economic uncertainty and raised the risk of global recessionary conditions. Historically, during periods of economic downturn, world demand for basic inputs, including for electricity and steel production, have decreased. Prior to the recent economic downturn, international coal markets had been growing, driven by increased demand from the growing economies of China and India where coal is both the primary domestic source of fuel and the lowest-cost imported fuel for electricity generation. We do not currently sell coal into China, but Chinese demand is important in determining worldwide coal prices and global supply. Prior to the recent economic downturn, domestic demand increases in South Africa, Vietnam, and Russia had also resulted in lower exports from those countries. Brazil had been experiencing increased steel production resulting in the need for more coal imports. Additionally, the coal industries in Germany and Poland are shutting down as their coal reserves deplete, and coal exports from Australia, a major coal producer, have been impacted by infrastructure limitations driven by rail and port constraints.
     Metallurgical coal continues to sell at a premium to steam coal and we expect to continue to participate in the international and domestic metallurgical markets. International 2008/2009 contracts for metallurgical coal were reported at prices significantly higher than in 2007/2008. We have agreed to sell 6.1 million and 3.1 million tons of metallurgical coal for 2009 and 2010 delivery, respectively, at average prices in excess of the 2007/2008 levels. However, with the challenging global financial markets and the significant recent decrease in steel prices, one of our customers representing approximately 1.8 million tons in each of these years has approached us about modifying the previously agreed upon terms. The discussions have only recently been initiated, and the ultimate modifications, if any, have not yet been determined.
     In addition to the global coal market, Central Appalachia has been experiencing constrained coal production due to permitting, equipment and labor constraints, and safety regulations. MSHA inspections have increased in the region, which has resulted in decreased production. Surface mines are experiencing delays in obtaining mining permits. As a result of steadily increasing electricity generation, significantly greater coal exports and tight eastern coal supplies, Central Appalachian coal inventories of electric utilities are approaching five-year lows and are down considerably from this time last year.
     Patriot believes that the fundamentals of coal’s future remain positive, and any short-term negative demand effect from the recent economic downturn will be offset in the long-term by continued coal supply constraints. Additionally, tight credit markets will significantly increase the cost of, and add constraints to, borrowing money for development of new coal capacity in most countries, including the U.S. and Australia.
     Operationally, we have experienced adverse geologic conditions that have impacted our Federal and Panther longwall operations and accordingly, our financial results in the third quarter of 2008. In the fourth quarter of 2008, we are in the process of making adjustments to our longwall panel at the Federal complex and upgrading our longwall shearer at the Panther complex. We anticipate these changes will have a positive impact in 2009. In light of the Magnum acquisition, we are in the process of performing a comprehensive review of our mining complexes and their relative cost structures. From this process we have announced the idling of our Jupiter complex. Other operational changes may result from this review.
     In the fourth quarter, we anticipate that we will benefit from favorable pricing and from deflation of certain materials and supply costs. Nevertheless, we expect production issues will continue, and the immediate costs required to address labor shortages and transitions in production plans to optimize our combined operations will make it difficult to show significant improvement in fourth quarter EBITDA. The extent of the improvement will be influenced by the success of our ongoing recruitment efforts and the return to normal conditions at our Federal and Panther complexes.
     As of September 30, 2008, almost all of our 2008 production is committed under long-term and spot contracts. As of September 30, 2008, of the Company’s expected 2009 volumes, up to 3 million tons of metallurgical and up to 2 million tons of thermal volumes remained unpriced. Of expected 2010 volumes, up to 7 million tons of metallurgical and up to 13 tons of thermal volumes remained unpriced. Of expected 2011 volumes, up to 9 million tons of metallurgical and up to 22 tons of thermal volumes remained unpriced.
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
     Net cash provided by operating activities was $32.2 million for the nine months ended September 30, 2008 compared to cash used in operating activities of $39.8 million in the same period of 2007. The increase in cash provided by operating activities primarily related to improved operating results of $88.8 million, offset by working capital changes of $16.8 million.
     Net cash used in investing activities was $81.9 million for the nine months ended September 30, 2008 compared to net cash provided by investing activities of $35.6 million in the same period of 2007. The decrease in cash provided reflected a decrease in net cash provided by Peabody of $63.7 million and a decrease in the proceeds from disposal of assets of $28.7 million. Additional uses of cash were increases in capital expenditures of $32.3 million and investment in joint ventures of $15.4 million. In the nine months ended September 30, 2008, cash acquired as part of the Magnum acquisition was $21.0 million and transaction costs related to the acquisition were $9.0 million. In the nine months ended September 30, 2007, we increased our percentage ownership of KE Ventures, LLC.
     Net cash provided by financing activities was $51.8 million for the nine months ended September 30, 2008 compared to $11.1 million in the same period of 2007, largely driven by the convertible notes proceeds of $200 million, which was offset by the termination of the Magnum debt facility resulting in the repayment of $136.8 million.
     Credit Facility
     On October 31, 2007, in connection with the spin-off of Patriot, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility. This facility is available for working capital requirements, capital expenditures and other corporate purposes. As of September 30, 2008, the balance of outstanding letters of credit issued against the credit facility totaled $334 million. At September 30, 2008, there were no outstanding short-term borrowings on this facility. Availability under the credit facility as of September 30, 2008 was $166 million.
     The obligations under our credit facility are secured by a first lien on substantially all of our assets, including but not limited to certain of our mines and coal reserves and related fixtures and accounts receivable. The credit facility contains certain customary covenants, including financial covenants limiting our total indebtedness (maximum leverage ratio of 2.75) and requiring minimum EBITDA coverage of interest expense (minimum interest coverage ratio of 4.0), as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends, common stock repurchases and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants. The rolling four quarters compliance calculation contains a phase-in provision for 2008. The terms of the credit facility also contain certain customary events of default, which give the lender the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount. At September 30, 2008, we were in compliance with the covenants of our credit facility.
     In connection with the merger agreement with Magnum, Patriot entered into an amendment dated as of April 2, 2008 to the credit facility. The amendment among other things, (i) permitted the merger with Magnum and the transactions contemplated by the merger agreement, (ii) increased the rate of interest applicable to loans and letters of credit fees under the credit facility and (iii) modified certain covenants and related definitions to allow for changes in permitted indebtedness, permitted liens, permitted capital expenditures and other changes in respect of us and our subsidiaries in connection with the acquisition. The increase in the interest rate and the covenant modifications were effective with the closing of the acquisition. In connection with Patriot’s issuance of the convertible notes discussed below, Patriot entered into an amendment to the credit facility dated as of May 19, 2008, allowing the issuance of the convertible notes and modifying certain covenants for the period prior to the closing of the Magnum acquisition. On September 25, 2008, Patriot entered into an amendment to the credit facility allowing, among other things, permitted securitization programs without adjusting the capacity of the credit facility.

     Private Convertible Notes Issuance
     On May 28, 2008, Patriot completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013 (the notes), including $25 million related to the underwriters’ overallotment option. The net proceeds of the offering were $193.5 million after deducting the initial purchasers’ commissions and fees and expenses of the offering.
     Interest on the notes is payable semi-annually in arrears on May 31 and November 30 of each year, beginning November 30, 2008. The notes mature on May 31, 2013, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The notes are senior unsecured obligations and rank equally with all of the Company’s existing and future senior debt and are senior to any subordinated debt. Patriot used the proceeds of the offering to repay Magnum’s existing senior secured indebtedness and acquisition related fees and expenses. All remaining amounts were used for other general corporate purposes.
     The notes are convertible into cash and, if applicable, shares of Patriot’s common stock during the period from issuance to February 15, 2013, subject to certain conditions of conversion as described below. The conversion rate for the notes is 14.7778 shares of Patriot’s common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $67.67 per share of common stock. The conversion rate and the conversion price are subject to adjustment for certain dilutive events, such as a future stock split or a distribution of a stock dividend.
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
     The number of shares of Patriot’s common stock that it may deliver upon conversion will depend on the price of its common stock during an observation period as described in the indenture. Specifically, the number of shares deliverable upon conversion will increase as the common stock price increases above the conversion price of $67.67 per share during the observation period. The maximum number of shares that Patriot may deliver is 2,955,560. However, if certain fundamental changes occur in Patriot’s business that are deemed “make-whole fundamental changes” in the indenture, the number of shares deliverable on conversion may increase, up to a maximum amount of 4,137,788 shares. These maximum amounts are subject to adjustment for certain dilutive events, such as a stock split or a distribution of a stock dividend.
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

     Under the indenture for the notes, if Patriot fails to timely file any document or report required to be filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (other than reports on Form 8-K), Patriot is required to pay additional interest on the notes of 0.50% of the principal balance of the notes. Per the guidance set forth in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), this additional interest feature is considered an embedded derivative. Management has determined the fair value of this embedded derivative is de minimis as the probability of reports not being filed timely is remote and the Company has no history of late submissions.
     The notes and any shares of common stock issuable upon conversion have not been registered under the Securities Act of 1933, as amended (the Securities Act), or any state securities laws. The notes were only offered to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act.
     Bridge Loan Facility
     In connection with the Magnum acquisition agreement, Patriot obtained a subordinated bridge loan financing commitment, allowing it to draw up to $150 million under the related bridge loan facility at the effective date of the acquisition to repay a portion of the outstanding debt of Magnum. Patriot terminated the financing commitment on May 30, 2008, as a result of the Convertible Senior Notes issuance. Patriot paid $1.5 million in commitment fees in connection with the financing commitment, which were included in Interest Expense in the statement of operations.
     Contractual Obligations
     We are updating our contractual obligations as of September 30, 2008 from our 2007 annual report on Form 10-K due to our acquisition of Magnum.

	Payments Due by Year as of December 31, 2007
	Within	2-3	4-5	After
	1 Year (1)	Years	Years	5 Years
	(Dollars in thousands)
Long-term debt obligations (principal and interest)	$6,685	$24,425	$18,351	$211,209
Operating lease obligations	31,881	67,426	31,652	10,459
Coal reserve lease and royalty obligations	19,499	45,890	37,025	110,794
Other long-term liabilities(2)	76,638	211,430	224,001	764,334

Total contractual cash obligations	$134,703	$349,171	$311,029	$1,096,796

(1)	Magnum contractual obligations are included beginning July 23, 2008.

(2)	Represents long-term liabilities relating to our postretirement benefit plans, work-related injuries and illnesses and mine reclamation and end-of-mine closure costs.
     As of September 30, 2008, we had $100.6 million of purchase obligations for significant capital expenditures. We have purchase agreements with approved vendors for most types of operating expenses. However, our specific open purchase orders (which have not been recognized as a liability) under these purchase agreements, combined with any other open purchase orders, are not material.
Newly Adopted Accounting Pronouncements
     FASB Statement No. 157
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. SFAS No. 157 clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 establishes a three-level fair value hierarchy for fair value to be measured based on the observability of the inputs utilized in the valuation. The levels are: Level 1 — inputs from quoted prices in an active market, Level 2 — inputs other than a quoted price market that are directly or indirectly observable through market corroborated inputs and Level 3 — inputs that are unobservable and require assumptions about pricing by market participants. SFAS No. 157 is effective for fiscal years beginning after

November 15, 2007. The provisions of SFAS No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. We adopted SFAS No. 157 on January 1, 2008, with no impact upon adoption.
     In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3), which clarified the application of SFAS No. 157 in an inactive market and demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not have a material effect on our results of operations or financial condition since we did not have any financial assets in inactive markets.
     FASB Statement No. 159
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with each item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008, with no impact to the financial statements upon adoption since we did not elect fair value treatment for any items not currently required to be measured at fair value.
Pending Adoption of Recent Accounting Pronouncements
     FASB Statement No. 141(R)
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141 and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) becomes effective for us for any business combination with an acquisition date on or after January 1, 2009. We will evaluate the potential impact of SFAS No. 141(R) on our operating results, cash flows and financial condition for applicable transactions subsequent to 2008.
     FASB Staff Position APB 14-1
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which is effective for us on January 1, 2009. The FSP changes the accounting for Patriot’s convertible notes, specifying that issuers of convertible debt instruments that may settle in cash upon conversion must bifurcate the proceeds from the debt issuance between debt and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The equity component would reflect the value of the conversion feature of the notes. The FSP requires retrospective application to all periods presented and does not grandfather existing debt instruments. We are currently evaluating the potential impact of FSP APB 14-1 on our operating results, cash flows and financial condition.

     FASB Staff Position EITF 03-6-1
     In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share under the “two-class method”. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company) with all prior period earnings per share data being adjusted retrospectively. We are currently evaluating the effect FSP EITF 03-6-1 will have on our calculation of earnings per share.
     Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Commodity Price Risk
     The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 83% of our sales volume under coal supply agreements with terms of one year or more during 2007. As of September 30, 2008, our total unpriced planned production for 2009 was up to 5 million tons, for 2010 was up to 20 million tons and for 2011 was up to 31 million tons.
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
     With the addition of Magnum, our commodity risk profile has changed as our annual usage of diesel fuel has increased significantly. Subsequent to the end of the quarter, we have entered into diesel fuel hedge contracts for 2009 and 2010 that represent approximately 65% and 25%, respectively, of our expected fuel usage.
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
     Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, we will protect our position by requiring the counterparty to provide appropriate credit enhancement. When appropriate (as determined by our credit management function), we have taken steps to reduce our credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay. While the economic downturn may affect our customers, we do not anticipate that it will significantly affect our overall credit risk profile due to our credit policies.
     Additionally, as of September 30, 2008, we had $136.9 million in notes receivable outstanding from counterparties not affiliated with us or Peabody arising out of the sale of coal reserves and surface land discussed above. Of this amount, 99% is from a single counterparty. Each of these notes contains a cross-collaterization provision secured primarily by the underlying coal reserves and surface land.

Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2008, and has concluded that the disclosure controls and procedures were adequate and effective as of such date.
     Management’s assessment of internal control over financial reporting at December 31, 2008 will exclude the operations of Magnum Coal Company acquired in July 2008, as allowed by Securities and Exchange Commission guidance related to internal controls of recently acquired entities. The Company is in the process of integrating these operations into our control environment, thus making it impractical to complete an assessment by December 31, 2008. These operations constituted $2.4 billion and $199.7 million of total assets and total sales, respectively, of the related consolidated financial statements as of and for the quarter ended September 30, 2008.
     There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 12 to the unaudited consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 1A. Risk Factors.
     Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”). The information below updates, and should be read in conjunction with, the risk factors and information disclosed under Item 1 A. “Risk Factors” in the Form 10-K.
     Patriot’s operations are subject to geologic, equipment and operational risks associated with mining.
     Patriot’s coal mining operations are conducted, in large part, in underground mines. The level of Patriot’s production at these mines is subject to operating conditions and events beyond its control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on its operating results.
     If these conditions or events occur in the future, reduced production could adversely affect Patriot’s results of operations, cash flows and financial condition. For example, Patriot’s Federal mine experienced two roof falls during the first quarter of 2008 and experienced hard cutting and soft floor conditions in the third quarter, leading to reduced productivity. Also in the third quarter of 2008, Patriot’s Panther mine experienced sandstone intrusions that led to hard cutting conditions coupled with further geologic issues experienced at certain of Patriot’s other mines. The decrease in production caused Patriot to invoke the force majeure provisions of several of its coal sales contracts, requiring Patriot to make up lost tonnages in certain instances during 2008 and 2009.
     There is no assurance that the adverse geologic conditions at these mines may not re-occur with the same or more adverse impact on Patriot’s financial condition and results of operations, or that similar adverse geologic conditions may not occur at one or more of Patriot’s other mines.
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

     Patriot and Magnum incurred costs associated with transaction fees and other costs related to the merger. Specifically, Patriot incurred approximately $9 million for transaction costs related to the merger, which costs are recorded as a component of the purchase price. Magnum incurred approximately $16 million for transaction costs related to the merger, which costs were expensed as incurred. In addition to transaction costs incurred in connection with the merger, we will incur integration and restructuring costs as we integrate our businesses with those of Magnum.
     Although Patriot expects that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, Patriot cannot give any assurance that this net benefit will be achieved in the near term, if at all.
     The recent downturn in the domestic and international financial markets, and the risk of global recessionary conditions, could adversely affect our financial condition and results of operations.
     Because we sell substantially all of our coal to electric utilities and steel mills, our business and results of operations remain closely linked to global demand for electricity and steel production. The recent downturn in the domestic and international financial markets has created economic uncertainty and raised the risk of global recessionary conditions. Historically, global demand for basic inputs, including electricity and steel production, has decreased during periods of economic downturn. If the recent downturn in the domestic and international financial markets, or the onset of global recessionary conditions, decreases global demand for electricity and steel production, our financial condition and results of operations could be materially adversely affected.
     Various federal and state laws and regulations require us to obtain surety bonds or other forms of financial security to secure payment of certain long-term obligations, including mine closure or reclamation costs, federal and state workers’ compensation costs and other miscellaneous obligations. Many of these bonds are renewable on an annual basis. As of September 30, 2008, we had outstanding surety bonds and letters of credit aggregating $334.0 million. The credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. The market for new debt financing is extremely limited and in some cases not available at all. Our failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative could have an adverse effect on us.
     Judicial rulings that restrict the issuance of permits pursuant to the Clean Water Act could significantly increase Patriot’s operating costs, discourage customers from purchasing Patriot’s coal and substantially harm Patriot’s financial condition and operating results.
     As is the case with other coal mining companies, the Company often needs to construct fills and impoundments in channels that may constitute “waters of the United States,” as defined under the Clean Water Act (CWA). To do so lawfully, it must, in the normal course of its mining operations, obtain permits pursuant to Section 404 of the CWA. The Army Corps of Engineer (ACOE) issues two types of permits pursuant to Section 404 of the CWA: general (or “nationwide”) and “individual” permits. The Company often applies for authorizations pursuant to (i) Nationwide Permit 21, which is issued by the ACOE in relation to surface coal mining operations; (ii) Nationwide Permit 50, which is issued by the ACOE in relation to underground coal mining; and (iii) Nationwide Permit 49, which is issued by the ACOE in relation to its remaining operations. Applications for individual permits typically are submitted for valley fills and impoundments at large surface coal mining operations.
     During the last few years, lawsuits challenging the ACOE’s authority generally to issue nationwide and individual permits to various companies have been instituted by certain environmental groups and, in some instances, environmental groups have also sought to enjoin the use of specific permits issued by the ACOE. For example, in August 2008, the Ohio Valley Environmental Coalition (OVEC) filed a lawsuit against the ACOE seeking a preliminary injunction to enjoin the use of a permit that had been issued to Hobet Mining, LLC (Hobet), a subsidiary of the Company. In August 2008, the Company agreed, among other things, to inclusion of immediately-effective selenium limits in its discharge permit for the mine and hire an expert to advise on reclamation. In exchange, OVEC agreed to withdraw its motion for a preliminary injunction. Mining under the permit has proceeded. Two other cases that involve challenges to ACOE permits are Ohio Valley Environmental Coalition v. Colonel Dana Hurst, U.S. Army Corp of Engineers , Civil Action No. No. 3:03-2281 (S.D. W.Va.) and Ohio Valley Environmental Coalition v. U.S. Army Corps of Engineers, Civil Action No. 3:05-0784 (S.D. W.Va.). In the first of these cases, a claimant sought a preliminary injunction to enjoin the use of a permit already issued by the ACOE to Apogee Coal Company, LLC (Apogee), a subsidiary of the Company. However, on May 23, 2007, the claimant agreed to withdraw its motion for preliminary injunction, and mining under the permit has proceeded. In March 2007, in the second lawsuit, the District Court for the Southern District of West Virginia rescinded individual permits issued to one of the Company’s competitors in the coal industry. Subsequently on October 11, 2007, the district court in the same suit issued a temporary restraining order and preliminary injunction against the Callisto Surface Mine of Jupiter Holdings LLC, another subsidiary of the Company, whereby the ACOE was enjoined from granting a valley fill permit to the Callisto Surface Mine, resulting in the cessation of mining activities. The court’s March 2007 decision in the second case currently is under appeal to the Court of Appeals for the Fourth Circuit and oral argument was held in September 2008. To date, no similar challenges attacking the ACOE’s permitting under the CWA have survived appellate review, but lower court decisions in favor of groups opposing coal mining have been routine.
     There can be no assurance that similar claims or motions will not be filed or that future judicial rulings will neither interfere with the ACOE’s issuance of permits pursuant to the CWA nor enjoin the Company’s use of any permits issued by the ACOE. If mining methods are limited or prohibited as a result of future judicial rulings, it could significantly increase the Company’s operational costs, make it more difficult to economically recover a significant portion of its reserves and have a material adverse effect on the Company’s financial condition and results of operations. The Company may not be able to increase the price it charges for coal to cover higher production costs without reducing customer demand for the Company’s coal.
     Patriot’s operations may impact the environment or cause exposure to hazardous materials, and its properties may have environmental contamination, which could result in significant liabilities.
     Certain of the Company’s current and historical coal mining operations have used materials considered to be hazardous materials and, to the extent that such materials have not been recycled, they could become hazardous waste. The Company may be subject to claims under federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean up of soil, surface water, groundwater, and other media under laws such as CERCLA, commonly known as Superfund. Such claims may arise, for example, out of current or former conditions at sites that the Company owns or operates currently, as well as at sites that it and companies it acquired owned or operated in the past, and at contaminated sites that have always been owned or operated by third parties. Liability may be without regard to fault and may be strict, joint and several, so that the Company may be held responsible for more than its share of the contamination or other damages, or even for the entire share.
     The Company maintains extensive coal refuse areas and coal slurry impoundments at a number of its mining complexes. Such areas and impoundments are subject to extensive regulation. Slurry impoundments maintained by other coal mining operations have been known to fail, releasing large volumes of coal slurry into the surrounding environment. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as liability for related personal injuries and property damages, and injuries to wildlife, which in turn can give rise to extensive liability. Some of the Company’s impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. If one of these impoundments were to fail, the Company could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for fines and penalties.
     Drainage flowing from or caused by mining activities can be acidic with elevated levels of dissolved metals; a condition referred to as “acid mine drainage,” or AMD. The treatment of AMD can be costly. Although the Company does not currently face material costs associated with AMD, it is possible that the Company could incur significant costs in the future.
     These and other unforeseen impacts that the Company’s operations may have on the environment, as well as exposures to hazardous substances or wastes associated with the Company’s operations, could result in costs and liabilities that could adversely affect the Company.
     Environmental litigation could result in delays in Patriot’s efforts to obtain new permits, and in certain cases, new permits may not be issued.
     In 2007, Magnum Coal Company (Magnum), a subsidiary of the Company, was sued in state court in Boone County, West Virginia, by the West Virginia Department of Environmental Protection, (WVDEP). In 2007 and 2008, Magnum was also sued in the U.S. District Court for the Southern District of West Virginia by OVEC and another environmental group (pursuant to citizen suit provisions), which we refer to as the Federal OVEC Case. The lawsuits each allege that Magnum has violated certain water discharge limits set forth in a number of its National Pollutant Discharge Elimination System permits. The lawsuits are seeking fines and penalties as well as injunctions prohibiting Magnum from further violating laws and its permits.

     Some of the alleged violations relate to exceedances of selenium. There is currently no reasonably available technology that has been proven to effectively address selenium exceedances in permitted water discharges, and as a result the WVDEP deferred the obligations (of the Company and others) to comply with the current selenium discharge limit obligations in those permits. However, many of those deferrals are themselves the subject of an administrative appeal and other challenges by environmental groups.
     On May 28, 2008 the judge in the Federal OVEC Case determined that the attempted deferral of the selenium discharge limits set forth in one Apogee permit failed to meet certain procedural requirements, and as a result has ordered Apogee to develop a treatment plan within thirty days, and to implement that plan within ninety days or to show cause of its inability to do so. The Company is actively engaged in studying potential solutions to controlling selenium discharges, and is installing treatment facilities at various permitted outfalls in an effort to comply with the deadlines established in the Federal Apogee Case. However, there can be no assurance that a definitive solution will be identified and implemented within those timeframes.
     The United States Environmental Protection Agency (EPA) is currently considering revisions to the selenium standards that would increase the permissible levels. However, there can be no assurance that the standards will be changed.
     In addition, on January 25, 2008, the EPA issued a request for information to Magnum, one of the Company’s subsidiaries, which sought extensive information regarding its water discharges, and may in the future institute a regulatory proceeding that could ultimately seek similar or additional remedies to those requested by the lawsuits described above. The Company complied with the request and is discussing the matter with the EPA, but it is premature to know whether the Company will be subject to future proceedings or what, if any, remedies will be imposed or costs will be incurred.
     As a result of the litigation, the process of applying for new permits has become more time-consuming and complex, the review and approval process is taking longer, and in certain cases, new permits may not be issued. The lack of proven treatment methods causes uncertainty as to the magnitude of the liability. If such litigation is determined adversely to the Company, or if the Company is unable to comply with enforceable legal requirements or judicial decisions, the Company could incur significant and material fines and penalties, could be required to incur significant costs to modify operations, could potentially be required to shut-down some operations, and could otherwise be materially adversely affected.
Item 4. Submission of Matters to a Vote of Security Holders.
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
Item 6. Exhibits.
     See Exhibit Index on page 35 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION
Date: November 13, 2008	By:	/s/ MARK N. SCHROEDER
Mark N. Schroeder
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

2.1	Separation Agreement, Plan of Reorganization and Distribution, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

2.2	Agreement and Plan of Merger, dated as of April 2, 2008, by and among Magnum Coal Company, Patriot Coal Corporation, Colt Merger Corporation, and ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as Stockholder Representative (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

4.1	Rights Agreement, dated October 22, 2007, between Patriot Coal Corporation and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

4.3	First Amendment to Rights Agreement, dated as of April 2, 2008, to the Rights Agreement, dated as of October 22, 2007 between Patriot Coal Corporation and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

4.4	Indenture dated as of May 28, 2008, by and between Patriot Coal Corporation, as Issuer, and U.S. Bank National Association, as trustee (including form of 3.25% Convertible Senior Notes due 2013) Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 29, 2008).

10.1	Amendment I to Coal Supply Agreement between Patriot Coal LLC and COALSALES II LLC, dated March 28, 2008. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q, filed on May 14, 2008).

10.2	Form of Registration Rights Agreement among Patriot Coal Corporation, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.3	Bridge Facility Commitment Letter dated April 2, 2008, among Patriot Coal Corporation, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.4	Form of Support Agreement, dated as of April 2, 2008, between Patriot Coal Corporation and certain stockholders of Magnum Coal Company (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.5	Voting and Standstill Agreement, dated as of April 2, 2008, among Patriot Coal Corporation, the stockholders whose names appear on the signature page thereto, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as stockholder representative (Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 8, 2008).

Exhibit No.	Description of Exhibit

10.6	Amendment No. 1, dated as of April 2, 2008, to the Credit Agreement dated as of October 31, 2007, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and the lenders party thereto. (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.7	Employment Agreement, made and entered into as of May 8, 2008, by and between Paul H. Vining and Patriot Coal Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 13, 2008).

10.8	Purchase Agreement, dated May 21, 2008 by and among Patriot Coal Corporation and Citigroup Global Markets Inc. and Lehman Brothers Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 23, 2008).

10.9	Amendment No. 2, dated as of May 19, 2008, to the Credit Agreement dated as of October 31, 2007, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and the lenders party thereto. (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 23, 2008).

10.10	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and Robb E. Turner (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

10.11	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and John E. Erhard (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

10.12	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and Michael P. Johnson (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

10.13*	Amendment No. 3, dated as of September 25, 2008, to the Credit Agreement dated as of October 31, 2007, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and the lenders party thereto.

31.1*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Financial Officer.

99.1	Patriot Coal Corporation Rights Adjustment Certificate dated July 28, 2008 (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

*	Filed herewith.