Form 10-Q
period 2009-03-31
Patriot Coal CORP
filed 2009-05-07
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑
There were 78,099,056 shares of common stock with a par value of $0.01 per share outstanding on May 1, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except share and
	per share data)
Revenues
Sales	$522,838	$279,101
Other revenues	6,098	5,233

Total revenues	528,936	284,334
Costs and expenses
Operating costs and expenses	417,401	259,118
Depreciation, depletion and amortization	54,979	18,610
Asset retirement obligation expense	6,451	3,416
Selling and administrative expenses	12,886	8,289
Net gain on disposal or exchange of assets	(30)	(194)

Operating profit (loss)	37,249	(4,905)
Interest expense	8,593	2,322
Interest income	(3,487)	(3,249)

Income (loss) before income taxes	32,143	(3,978)
Income tax benefit	—	(912)

Net income (loss)	$32,143	$(3,066)

Weighted average shares outstanding:
Basic	77,906,152	53,518,744
Effect of dilutive securities	93,095	—

Diluted	77,999,247	53,518,744

Earnings (loss) per share:
Basic	$0.41	$(0.06)
Diluted	$0.41	$(0.06)
See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2009	December 31, 2008
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$6,200	$2,872
Accounts receivable and other, net of allowance for doubtful accounts of $654 and $540 as of March 31, 2009 and December 31, 2008, respectively	182,346	163,556
Inventories	90,314	80,953
Below market purchase contracts acquired	6,665	8,543
Prepaid expenses and other current assets	17,814	12,529

Total current assets	303,339	268,453
Property, plant, equipment and mine development
Land and coal interests	2,669,037	2,652,224
Buildings and improvements	377,478	390,119
Machinery and equipment	701,061	658,699
Less accumulated depreciation, depletion and amortization	(594,753)	(540,366)

Property, plant, equipment and mine development, net	3,152,823	3,160,676
Notes receivable	132,653	131,066
Investments and other assets	55,150	62,125

Total assets	$3,643,965	$3,622,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$70,271	$28,170
Trade accounts payable and accrued expenses	414,993	413,790
Below market sales contracts acquired	281,210	324,407

Total current liabilities	766,474	766,367
Long-term debt, less current maturities	175,901	176,123
Asset retirement obligations	229,038	224,180
Workers’ compensation obligations	189,359	188,180
Accrued postretirement benefit costs	1,007,236	1,003,254
Obligation to industry fund	41,814	42,571
Below market sales contracts acquired, noncurrent	279,660	316,707
Other noncurrent liabilities	74,802	64,757

Total liabilities	2,764,284	2,782,139
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized; 78,125,159 and 77,383,199 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	781	774
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding at March 31, 2009 and December 31, 2008)	—	—
Series A Junior Participating preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008)	—	—
Additional paid-in capital	845,717	842,323
Retained earnings	141,508	109,365
Accumulated other comprehensive loss	(108,325)	(112,281)

Total stockholders’ equity	879,681	840,181

Total liabilities and stockholders’ equity	$3,643,965	$3,622,320

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$32,143	$(3,066)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	54,979	18,610
Accretion of below market contracts	(77,807)	—
Net gain on disposal or exchange of assets	(30)	(194)
Income tax benefit	—	(912)
Stock-based compensation expense	2,734	1,959
Changes in current assets and liabilities:
Accounts receivable	(17,567)	(12,821)
Inventories	(15,333)	(5,575)
Other current assets	(5,260)	(6,907)
Accounts payable and accrued expenses	(1,336)	5,598
Interest on notes receivable	(3,409)	(3,157)
Asset retirement obligations	2,060	2,189
Workers’ compensation obligations	587	(639)
Accrued postretirement benefit costs	8,435	5,029
Obligation to industry fund	(802)	(860)
Other, net	1,410	(4,086)

Net cash used in operating activities	(19,196)	(4,832)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(19,042)	(12,030)
Additions to advance mining royalties	(3,101)	(1,480)
Proceeds from disposal or exchange of assets	3,958	194
Other	66	—

Net cash used in investing activities	(18,119)	(13,316)

Cash Flows From Financing Activities
Short-term borrowings	42,000	22,500
Long-term debt payments	(2,024)	(927)
Proceeds from employee stock purchases	667	—

Net cash provided by financing activities	40,643	21,573

Net increase in cash and cash equivalents	3,328	3,425
Cash and cash equivalents at beginning of period	2,872	5,983

Cash and cash equivalents at end of period	$6,200	$9,408

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(1) Basis of Presentation
     Description of Business
     Patriot Coal Corporation (Patriot, we, our or the Company) is engaged in the mining, preparation and sale of thermal coal, also known as steam coal, for sale primarily to electric utilities and metallurgical coal, for sale to steel mills and independent coke producers. Patriot’s mining complexes and coal reserves are located in the eastern and midwestern United States, primarily in West Virginia and Kentucky.
     Patriot acquired Magnum Coal Company (Magnum) effective July 23, 2008. Magnum was one of the largest coal producers in Appalachia, operating eight mining complexes with production from surface and underground mines and controlling more than 600 million tons of proven and probable coal reserves. See Note 3 for additional information on the acquisition.
     Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Patriot and its wholly-owned affiliates. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments: Appalachia and the Illinois Basin (see Note 9).
     The accompanying condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three months ended March 31, 2009 may not necessarily be indicative of the results for the year ending December 31, 2009. The balance sheet information as of December 31, 2008 was derived from our audited consolidated balance sheet.
(2) Newly Adopted Accounting Pronouncements
     FASB Staff Position APB 14-1
     In May 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 changes the accounting for our convertible notes, specifying that issuers of convertible debt instruments that may settle in cash upon conversion must bifurcate the proceeds from the debt issuance between debt and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The equity component reflects the value of the conversion feature of the notes. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. We adopted FSP APB 14-1 effective January 1, 2009, with retrospective application to the inception of our convertible notes. See Note 10 for additional disclosures regarding the impact of adoption.
     FASB Staff Position EITF 03-6-1
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share under the “two-class method.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period earnings per share data adjusted retrospectively. We adopted FSP EITF 03-6-1 effective January 1, 2009. The retrospective application of FSP EITF 03-6-1 did not have a material impact on the earnings per share amounts disclosed for the period ended March 31, 2008. The calculations of earnings per share amounts presented in this report include all participating securities as required by FSP EITF 03-6-1.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
     FASB Statement No. 141(R)
     In December 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141(R), “Business Combinations,” which replaces SFAS No. 141 and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) is effective for us for any business combination with an acquisition date on or after January 1, 2009.
     FASB Statement No. 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 expands the disclosure requirement for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures about its use of derivative instruments, the accounting for derivatives and related hedged items, and the related effect on an entity’s financial condition, results of operations and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 on January 1, 2009. See Note 11 for the required disclosures.
     FASB Staff Position FAS No. 157-2
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measures. SFAS No. 157 clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. We elected to implement SFAS No. 157 with the one-year deferral permitted by FSP FAS 157-2. The deferral applied to nonfinancial assets and liabilities measured at fair value in a business combination. We utilized the fair value measurements of SFAS No. 157 for our preliminary estimate of the Magnum purchase price allocation to the acquired nonfinancial assets and liabilities.
(3) Business Combination
     On July 23, 2008, Patriot consummated the acquisition of Magnum. Magnum stockholders received 23,803,312 shares of newly-issued Patriot common stock and cash in lieu of fractional shares. The fair value of $25.29 per share of Patriot common stock issued to the Magnum shareholders was based on the average Patriot stock price for the five business days surrounding and including the merger announcement date, April 2, 2008. The total purchase price was $739.0 million, including the assumption of $148.6 million of long-term debt, of which $11.8 million related to capital lease obligations. In conjunction with the acquisition, we issued debt in order to repay Magnum’s existing senior secured indebtedness as discussed in Note 10.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
     The following table summarizes the preliminarily-determined fair values of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)
Cash	$21,015
Accounts receivable, net	88,471
Inventories	49,618
Other current assets	43,030
Property, plant, equipment and mine development, net	2,276,756
Other noncurrent assets	6,340

Total assets acquired	2,485,230

Accounts payable and accrued expenses	242,471
Below market sales contracts acquired, current	497,882
Long-term debt	144,606
Below market sales contracts acquired, noncurrent	459,802
Accrued postretirement benefit costs	430,837
Other noncurrent liabilities	107,765

Total liabilities assumed	1,883,363

Net assets acquired	$601,867

     As of March 31, 2009, the accounting for the acquisition is preliminary. We are in the process of preparing estimates, as well as obtaining third party estimates, of fair value of coal reserves, property, plant and equipment, intangible assets and environmental liabilities.
     In connection with the Magnum acquisition, we recorded liabilities and assets related to below market coal sales and purchase contracts. The below market supply contracts were recorded at their preliminarily-determined fair value when allocating the purchase price, resulting in a liability of $957.7 million, which is being accreted into earnings as the coal is shipped over a weighted average period of approximately three years. The below market purchase contracts were recorded at their preliminarily-determined fair value, resulting in an asset of $42.9 million, which is being amortized into earnings as the coal is ultimately sold, expected to be within a year from the acquisition date. Net sales contract accretion related to the below market coal supply and purchase contracts acquired is included as a reduction of “Operating costs and expenses” in the consolidated statements of operations.
     In connection with the Magnum acquisition, we assumed liabilities related to water treatment. At the acquisition date, Magnum was in the process of testing various water treatment alternatives related to selenium discharge limits in order to comply with certain mining permits. Subsequent to the acquisition of Magnum, we have adjusted our mining processes in a manner that we believe will mitigate any new selenium treatment liabilities. Uncertainty has existed since the time of the acquisition related to the exact amount of our assumed liability due to the fact that currently there is no proven technology to remediate our existing selenium discharge exceedances to meet current permit standards. We are in the process of gathering data on the technology that we will most likely implement in order to calculate cost estimates. Additionally, legislative developments in West Virginia have created the potential for selenium compliance deadlines to be extended from 2010 to 2012. Due to these uncertainties, we have not recorded a selenium liability estimate as of March 31, 2009. We plan to record the selenium liability estimate upon finalization of the accounting for the acquisition. (See Clean Water Act Permit Issues in Note 12 for additional discussion of selenium treatment issues.)
     Based on the preliminarily-determined fair values set forth above as compared to the carryover tax basis in assets and liabilities, $69.2 million of net deferred tax liability would be recorded on Magnum’s opening balance sheet. As part of the business combination, these Magnum deferred tax liabilities have impacted management’s view as to the realization of our deferred tax assets, against which a full valuation allowance had previously been recorded. In such situations, SFAS No. 109 requires that any reduction in the acquiring company’s valuation allowance be accounted for as part of the business combination. As such, preliminary deferred tax liabilities have been offset against a release of $69.2 million of valuation allowance within purchase accounting. Any final determination of the net deferred tax liability (or net deferred tax asset) associated with the business combination will not be complete until the value of all Magnum assets and liabilities is finalized.
     Upon the acquisition of Magnum, we performed a comprehensive strategic review of all mining complexes and their relative cost structure in order to optimize performance. As a result of this review, we announced plans to idle operations of both the acquired Jupiter and Remington mining complexes. The Jupiter mining complex ceased operations in December 2008 and the Remington mining complex ceased operations in March 2009. The fair value of the assets and liabilities acquired for these two mining complexes reflects their status as idled in purchase accounting.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
     The following unaudited pro forma financial information presents the combined results of operations of Patriot and Magnum, on a pro forma basis, as though the companies had been combined as of January 1, 2008.

Three Months Ended
March 31, 2008
(Dollars in thousands,
except per share data)
Revenues:
As reported	$284,334
Pro forma	563,067
Net income (loss):
As reported	$(3,066)
Pro forma	143,242
Basic earnings (loss) per share:
As reported	$(0.06)
Pro forma	$2.68
Diluted earnings (loss) per share:
As reported	$(0.06)
Pro forma	$2.67
     The combined pro forma financial information has been adjusted to exclude non-recurring transaction-related expenses and includes purchase accounting adjustments for preliminarily-determined fair values impacting coal inventories, net sales contract accretion, depletion of coal reserves and depreciation of property, plant and equipment. This unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had Patriot and Magnum constituted a single entity during this period.
(4) Income Tax Benefit
     For the three months ended March 31, 2009, no income tax provision was recorded due to our anticipated tax net operating loss for the year ending December 31, 2009 and the full valuation allowance recorded against deferred tax assets. The primary difference between book and taxable income for 2009 is the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired with Magnum, with such amounts being included in the computation of book income but excluded from the computation of taxable income. For the three months ended March 31, 2008, we reported an income tax benefit of $0.9 million based on the forecasted effective tax rate for 2008.
(5) Earnings per Share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.
     For the three months ended March 31, 2009 and 2008, the effect of dilutive securities includes the impact of stock options and restricted stock units. For the three months ended March 31, 2009, 3,257,445 shares related to share-based compensation awards were excluded from the diluted earnings per share calculation for our common stock because they were anti-dilutive for that period. For the three months ended March 31, 2008, 86,879 shares related to share-based compensation awards as adjusted under the treasury method were excluded from the diluted earnings per share calculation for our common stock because they were anti-dilutive due to the net loss for that period.
     For the three months ended March 31, 2009 and 2008, 808,023 and 376,864 shares, respectively, were included in the calculation of basic earnings per share as unvested participating securities due to the adoption of FSP EITF 03-6-1 as discussed in Note 2 above. These additional shares did not change the previously reported basic or diluted earnings per share on a split-adjusted basis for the three months ended March 31, 2008.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(6) Inventories
     Inventories consisted of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Saleable coal	$37,979	$15,107
Materials and supplies	41,279	52,023
Raw coal	11,056	13,823

Total	$90,314	$80,953

     Saleable coal represents coal stockpiles that will be sold in current condition. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs. Materials, supplies and coal inventory are valued at the lower of average cost or market. The increase in saleable coal inventory from December 31, 2008 to March 31, 2009 primarily resulted from customer shipment deferrals.
(7) Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
     The following table sets forth the after-tax components of comprehensive income (loss) for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Net income (loss)	$32,143	$(3,066)
Accumulated actuarial loss and prior service cost realized in net income (loss)	3,816	2,479
Net change in fair value of diesel fuel hedge	140	—

Comprehensive income (loss)	$36,099	$(587)

     Comprehensive income (loss) differs from net income (loss) by the net amount of unrealized gains and losses resulting from valuation changes of our diesel fuel hedge and the amortization of net actuarial losses and prior service cost.
     A rollforward of “Accumulated other comprehensive loss,” net of taxes, is shown below:

		Accumulated	Accumulated
	Diesel	Actuarial Loss	Other
	Fuel	and Prior	Comprehensive
	Hedge	Service Cost	Loss
	(Dollars in thousands)
Balance at December 31, 2008	$(9,695)	$(102,586)	$(112,281)
Unrealized losses	(1,720)	—	(1,720)
Reclassifications to earnings	1,860	3,816	5,676

Balance at March 31, 2009	$(9,555)	$(98,770)	$(108,325)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(8) Postretirement Benefit Costs
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Service cost for benefits earned	$1,022	$203
Interest cost on accumulated postretirement benefit obligation	17,630	9,198
Amortization of actuarial loss	4,591	3,245
Amortization of prior service cost	(138)	(170)

Net periodic postretirement benefit costs	$23,105	$12,476

(9) Segment Information
     We report our operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of our mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities. For the three months ended March 31, 2009, 84% of our sales were to electricity generators and 16% to steel and coke producers. For the three months ended March 31, 2009 and 2008, our revenues attributable to foreign countries, based on where the product was shipped, were $82.9 million and $55.4 million, respectively. We utilize underground and surface mining methods and produce coal with high and medium Btu content. Our operations have relatively short shipping distances from the mine to most of our domestic utility customers and certain metallurgical coal customers. “Corporate and Other” includes selling and administrative expenses, net gains on disposal or exchange of assets and costs associated with past mining obligations.
     Our chief operating decision makers use Adjusted EBITDA as the primary measure of segment profit and loss. Adjusted EBITDA is defined as net income (loss) before deducting net interest expense; income taxes; asset retirement obligation expense; depreciation, depletion and amortization; and net sales contract accretion excluding back-to-back coal purchase and sales contracts. The net contract accretion on the back-to-back coal purchase and sale contracts reflects the net accretion related to certain coal purchase and sales contracts existing on July 23, 2008, whereby Magnum purchased coal from third parties to fulfill tonnage commitments on sales contracts. Because Segment Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
     Operating segment results for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31, 2009
			Corporate
	Appalachia	Illinois Basin	and Other	Total
	(Dollars in thousands)
Revenues	$459,554	$69,382	$—	$528,936
Adjusted EBITDA	69,487	3,041	(50,656)	21,872
Additions to property, plant, equipment and mine development	17,290	1,543	209	19,042

	Three Months Ended March 31, 2008
			Corporate
	Appalachia	Illinois Basin	and Other	Total
	(Dollars in thousands)
Revenues	$217,995	$66,339	$—	$284,334
Adjusted EBITDA	41,998	5,339	(30,216)	17,121
Additions to property, plant, equipment and mine development	10,402	1,043	585	12,030
     A reconciliation of Adjusted EBITDA to net income (loss) follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Total Adjusted EBITDA	$21,872	$17,121
Depreciation, depletion and amortization	(54,979)	(18,610)
Asset retirement obligation expense	(6,451)	(3,416)
Sales contract accretion	76,807	—
Interest expense	(8,593)	(2,322)
Interest income	3,487	3,249
Income tax benefit	—	912

Net income (loss)	$32,143	$(3,066)

(10) Long-Term Debt
     Our total indebtedness consisted of the following:

		As Adjusted
	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Promissory notes	$10,453	$11,438
Short-term borrowings	65,000	23,000
3.25% Convertible senior notes due 2013	161,541	159,637
Capital leases	9,178	10,218

	$246,172	$204,293

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
     Credit Facility
     Effective October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility. This facility is available for our working capital requirements, capital expenditures and other corporate purposes. As of March 31, 2009 and December 31, 2008, the balance of outstanding letters of credit issued against the credit facility totaled $343 million and $351 million, respectively. Outstanding short-term borrowings on this facility were $65 million and $23 million as of March 31, 2009 and December 31, 2008, respectively. Availability under the credit facility was $92 million and $126 million as of March 31, 2009 and December 31, 2008, respectively. The weighted-average effective interest rate of the sub-facility was 2.57% for the three months ended March 31, 2009. At March 31, 2009, we were in compliance with the covenants of our amended credit facility.
     Private Convertible Notes Issuance
     On May 28, 2008, Patriot completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013. As discussed in Note 2, we adopted FSP APB 14-1 effective January 1, 2009, with retrospective application to the inception of these convertible notes. We utilized an interest rate of 8.85% to reflect the nonconvertible market rate of our offering upon issuance, which resulted in a $44.7 million discount to the convertible note balance and an increase to “Additional paid-in capital” to reflect the value of the conversion feature. In addition, we allocated the financing costs related to the issuance of the convertible instruments between the debt and equity components, thus reclassifying $1.5 million previously recorded in “Investments and other assets” to “Additional paid-in capital” and adjusting “Investments and other assets” and “Retained earnings” by $0.2 million for 2008 amortization of deferred financing costs. We will amortize the debt discount over the contractual life of the convertible notes, resulting in additional interest expense above the contractual coupon amount.
     At December 31, 2008, based on the required retrospective application of FSP APB 14-1, the principal amount of the convertible notes of $200.0 million was adjusted for the debt discount of $40.4 million, resulting in a long-term convertible note balance of $159.6 million. At March 31, 2009, the debt discount was $38.5 million, resulting in a long-term convertible note balance of $161.5 million. The additional interest for the full year ended December 31, 2008 was $4.3 million, which is reflected as an adjustment to “Retained earnings” in the condensed consolidated balance sheet. For the three months ended March 31, 2009, interest expense for the convertible notes was $3.5 million, which included debt discount amortization of $1.9 million ($0.02 per share — basic and diluted). There was no corresponding interest expense in the three months ended March 31, 2008. The following table presents the December 31, 2008 balance sheet line items affected as originally reported and as adjusted:

	December 31, 2008
	As Reported	As Adjusted
	(Dollars in thousands)
Investments and other assets	$63,416	$62,125
Long-term debt, less current maturities	216,486	176,123
Additional paid-in capital	799,129	842,323
Retained earnings	113,487	109,365

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
     The following table summarizes the carrying amounts of the equity and liability component of the convertible notes, along with the unamortized discount and net carrying amount of the liability component:

		As Adjusted
	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Equity component	$44,656	$44,656

Liability component:
Principal amount	200,000	200,000
Unamortized discount	(38,459)	(40,363)

Net carrying amount	$161,541	$159,637

     Capital Lease Obligations and Other
     As of March 31, 2009, “Property, plant, equipment and mine development” on the consolidated balance sheets includes approximately $29.8 million related to assets subject to capital leases, of which $23.9 million relates to a capital lease for the Blue Creek mining complex preparation plant that is under construction. As of December 31, 2008, the balance related to capital leases was $21.1 million, of which $13.5 million related to Blue Creek.
(11) Derivatives
     We utilize derivative financial instruments to manage exposure to certain commodity prices. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), and related interpretive guidance require the recognition of derivative financial instruments at fair value on the condensed consolidated balance sheets. For derivatives that are not designated as hedges, the periodic change in fair value is recorded directly to earnings. For derivative instruments that are eligible and qualify as cash flow hedges, the periodic change in fair value is recorded to “Accumulated other comprehensive loss” until the contract settles or the relationship ceases to qualify for hedge accounting. In addition, if a portion of the change in fair value for a cash flow hedge is deemed ineffective during a reporting period, as defined in SFAS No. 133, the ineffective portion of the change in fair value is recorded directly to earnings.
     With the acquisition of Magnum in 2008, our commodity risk related to diesel fuel increased significantly. To manage a portion of this risk, we entered into heating oil swap contracts with financial institutions. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. As of March 31, 2009, the notional amounts outstanding for these swaps included 7.1 million gallons of heating oil expiring throughout 2009 and 12.0 million gallons of heating oil expiring throughout 2010. We expect to purchase approximately 30 million gallons of diesel fuel annually across all operations. Aside from the hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $3.0 million. For the three months ended March 31, 2009, we recognized a loss of $2.1 million in earnings on the settled contracts. Based on the required analysis under SFAS No. 133, no portion of the change in fair value for the cash flow hedges was deemed ineffective for the three months ended March 31, 2009; thus, there was no impact on the condensed consolidated statement of operations for ineffectiveness of our fuel hedges. We did not have any similar hedges as of or during the three month period ended March 31, 2008.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
     The following table presents the fair values of our derivatives and the amounts of unrealized losses, net of tax, included in “Accumulated other comprehensive loss” related to fuel hedges in the condensed consolidated balance sheets. See Note 7 for a rollforward of “Accumulated other comprehensive loss” for our fuel hedges.

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Fair value of noncurrent fuel contracts (Investments and other assets)	$472	$—
Fair value of current fuel contracts (Trade accounts payable and accrued expenses)	6,466	5,915
Fair value of noncurrent fuel contracts (Other noncurrent liabilities)	3,561	3,780
Net unrealized losses from fuel hedges, net of tax (Accumulated other comprehensive loss)	(9,555)	(9,695)
     We utilized New York Mercantile Exchange (NYMEX) quoted market prices for the fair value measurement of these contracts, which reflects a Level 2 input as defined in SFAS No. 157.
(12) Commitments and Contingencies
     Commitments
     As of March 31, 2009, purchase commitments for capital expenditures were $40.1 million.
     Other
     On occasion, we become a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Management believes that the ultimate resolution of such pending or threatened proceedings is not reasonably likely to have a material effect on our financial position, results of operations or cash flows. Our significant legal proceedings are discussed below.
     Flood Litigation
     2001 Flood Litigation
     One of our subsidiaries, Catenary Coal Company, LLC (Catenary), has been named as a defendant, along with various other property owners, coal companies, timbering companies and oil and natural gas companies, in connection with alleged damages arising from flooding that occurred on July 8, 2001 in various watersheds, primarily located in southern West Virginia (referred to as the 2001 flood litigation). Pursuant to orders from the West Virginia Supreme Court of Appeals, the cases are being handled as mass litigation, and a panel of three judges was appointed to handle the matters that have been divided between the judges pursuant to the various watersheds.
     One of the cases, in the Upper Guyandotte River watershed, went to trial against two defendants, both of which were land holding companies, to determine whether the plaintiffs could establish liability. The jury found in favor of the plaintiffs, but the judge in this matter set aside the verdict stating he committed reversible error by allowing certain testimony of the plaintiffs’ experts. The judge addressed in his order the core foundation necessary to prevail in the 2001 flood litigation, which is whether the plaintiffs can scientifically establish that a certain flood event caused and/or contributed to injury and, if so, who caused the injury and what persons were injured by such conduct. An appeal of this order was filed with the West Virginia Supreme Court of Appeals. The West Virginia Supreme Court issued its decision reversing the trial judge’s order and remanded the matter to the Mass Litigation Panel for further disposition.
     In another case regarding flooding in the Coal River watershed, another judge on the panel provided an opportunity for the plaintiffs to amend their complaints to more specifically identify, among other things, the defendants’ specific injury-causing conduct and the amount of damages sustained by each plaintiff. The plaintiffs were unable to meet the pleading standard announced by the judge and in January 2007, the judge entered an order that granted defendants’ motions to dismiss with prejudice. An appeal of this order was filed with the West Virginia Supreme Court of Appeals. The West Virginia Supreme Court issued its decision reversing the trial judge’s order and remanded the matter to the Mass Litigation Panel for further disposition.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
     Pursuant to the purchase and sale agreement related to Magnum, Arch Coal, Inc. (Arch) indemnifies us against claims arising from certain pending litigation proceedings, including the 2001 flood litigation, which will continue indefinitely. The failure of Arch to satisfy its indemnification obligations under the purchase agreement could have a material adverse effect on us.
     2004 Flood Litigation
     In 2006, Hobet Mining, LLC (Hobet) and Catenary, two of our subsidiaries, were named as defendants along with various other property owners, coal companies, timbering companies and oil and natural gas companies, arising from flooding that occurred on May 30, 2004 in various watersheds, primarily located in southern West Virginia. This litigation is pending before two different judges in the Circuit Court of Logan County, West Virginia. In the first action, the plaintiffs have asserted that (i) Hobet failed to maintain an approved drainage control system for a pond on land near, on, and/or contiguous to the sites of flooding; and (ii) Hobet participated in the development of plans to grade, blast, and alter the land near, on, and/or contiguous to the sites of the flooding. Hobet has filed a motion to dismiss both claims based upon the assertion that insufficient facts have been stated to support the claims of the plaintiffs.
     In the second action, motions to dismiss have been filed, asserting that the allegations asserted by the plaintiffs are conclusory in nature and likely deficient as a matter of law. Most of the other defendants also filed motions to dismiss. Both actions were stayed during the pendency of the appeals to the West Virginia Supreme Court of Appeals in the 2001 flood litigation.
     The outcome of the West Virginia flood litigation is subject to numerous uncertainties. Based on our evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, we believe this matter is likely to be resolved without a material adverse effect on our financial condition, results of operations and cash flows.
     Clean Water Act Permit Issues
     The federal Clean Water Act and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. In particular, the Clean Water Act requires effluent limitations and treatment standards for wastewater discharge through the National Pollution Discharge Elimination System (NPDES) program. NPDES permits, which we must obtain for both active and historical mining operations, govern the discharge of pollutants into water and require regular monitoring and reporting and set forth performance standards. States are empowered to develop and enforce “in-stream” water quality standards, which are subject to change and must be approved by the Environmental Protection Agency (EPA). In-stream standards vary from state to state.
     Environmental claims and litigation in connection with our various NPDES permits, and related Clean Water Act issues, include the following:
     EPA Consent Decree
     In February 2009, we entered into a consent decree with the EPA and the West Virginia Department of Environmental Protection (WVDEP) to resolve certain claims under the Clean Water Act and the West Virginia Water Pollution Control Act relating to our NPDES permits at several mining operations in West Virginia that existed prior to acquisition. The consent decree does not cover issues related to discharge limits for selenium, which are addressed separately under the captions “Apogee Coal Company, LLC” and “Hobet Mining, LLC” below. The consent decree, was entered by the federal district court on April 30, 2009. Under the terms of the consent decree, we are obligated to pay a civil penalty of $6.5 million in 2009. We also could be subject to stipulated penalties in the future for failure to comply with certain permit requirements as well as certain other terms of the consent decree. Because our operations are complex and periodically experience exceedances of our permit limitations, it is possible that we will have to pay stipulated penalties in the future, but we do not expect the amounts of any such penalties would be material. The civil penalty of $6.5 million was included in the estimated fair value of acquired environmental liabilities accrued as part of the Magnum acquisition purchase accounting described in Note 3.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
     The consent decree also requires us to implement an enhanced company-wide environmental management system, which will include regular compliance audits, electronic tracking and reporting, and annual training for all employees and contractors with environmental responsibilities. In addition, we will complete several stream restoration projects in consultation with the EPA and WVDEP. These latter requirements could result in incremental operating costs in addition to the $6.5 million civil penalty. Initial estimates ranging from $3 million to $6 million of incremental costs could increase or decrease as we implement the various requirements.
     In a separate administrative proceeding with the WVDEP, we agreed to pay a civil penalty of $315,000 for past violations of other NPDES permits held by certain subsidiaries.
     Apogee Coal Company, LLC (Apogee)
     In 2007, Apogee, one of our subsidiaries, was sued in the U.S. District Court for the Southern District of West Virginia (U.S. District Court) by the Ohio Valley Environmental Coalition, Inc. (OVEC) and another environmental group (pursuant to the citizen suit provisions of the Clean Water Act). We refer to this lawsuit as the Federal Apogee Case. This lawsuit alleged that Apogee had violated water discharge limits for selenium set forth in one of its NPDES permits. The lawsuit sought fines and penalties as well as injunctions prohibiting Apogee from further violating laws and its permit.
     On March 19, 2009, the U.S. District Court approved a consent decree between Apogee and the plaintiffs. The consent decree extended the compliance deadline to April 5, 2010 and added interim reporting requirements up to that date. Under the terms of the March 2009 consent decree, we will pay a $50,000 penalty to the U.S. Treasury and $325,000 in attorneys’ fees.  We also agreed to spend approximately $350,000 to implement a pilot project using reverse osmosis technology to determine whether the technology can effectively treat selenium discharges from mining outfalls, and to undertake interim reporting obligations. Currently, there is no reasonably available technology that has been proven effective at addressing selenium exceedances in mining outfalls similar to ours. Finally, we agreed to comply with our NPDES permit’s water discharge limits for selenium by April 5, 2010.
     In addition to implementing the pilot project required by the March 2009 consent decree, we are actively engaged in studying potential solutions to controlling selenium discharges and are installing treatment facilities at various permitted outfalls in an effort to comply with the deadline established in the March 2009 consent decree. The potential solutions identified to date have not been proven to be effective, and otherwise may not be feasible, due to a range of problems concerning technological issues, prohibitive implementation costs and other issues. While we are actively continuing to explore options, there can be no assurance as to when a definitive solution will be identified and implemented. These selenium discharge issues generally relate to historical rather than ongoing mining operations. However, any failure to meet the deadlines or to otherwise comply with selenium limits in our permits could result in further litigation against us, an inability to obtain new permits or to maintain existing permits, and the imposition of significant and material fines and penalties or other costs and could otherwise materially adversely affect our results of operations, cash flows and financial condition.
     We will likely incur significant costs related to the investigations and ultimate installation and maintenance of treatment facilities designed to control selenium discharges. Based on our evaluation of the issues and their potential impact, the amount of future losses may be significant, but they cannot be reasonably estimated at this time.
     Hobet Mining, LLC
     In 2007, Hobet was sued for exceedances of effluent limits contained in its NPDES permits in state court in Boone County by the WVDEP. We refer to this case as the WVDEP Action. In 2008, OVEC and another environmental group filed a lawsuit against Hobet and WVDEP in the U.S. District Court (pursuant to the citizen suit provisions of the Clean Water Act). We refer to this case as the Federal Hobet Case. The Federal Hobet Case involved the same four NPDES permits that were the subject of the WVDEP Action in state court. However, the Federal Hobet Case focused exclusively on selenium exceedances in permitted water discharges, while the WVDEP Action addressed all effluent limits, including selenium, established by the permits. The Federal Hobet Case was included in the same March 19, 2009 consent decree that addressed the Federal Apogee Case discussed above, and the terms of that consent decree, including the April 5, 2010 deadline to comply with the selenium effluent limits established by our permits, also apply to Hobet.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
     The WVDEP Action was resolved by a settlement and consent order entered in the Boone County circuit court on September 5, 2008. As part of the settlement, we agreed to pay approximately $1.5 million in civil penalties, with $500,000 due immediately, which we have paid, and the remaining approximately $1 million payable in ten monthly installments. The settlement also requires us to complete five supplemental environmental projects estimated to cost approximately $2.6 million, many of which focus on identifying methods for treatment of selenium discharges and studying the effects of selenium on aquatic wildlife. Finally, we agreed to make gradual reductions in the selenium discharges from our Hobet Job 21 Surface Mine, achieving full compliance with our NPDES permits by April 2010, and to study potential treatments for wastewater runoff.
     As a result of ongoing litigation and federal regulatory initiatives related to water quality standards that affect valley fills, impoundments and other mining practices, the process of applying for new permits has become more time-consuming and complex, the review and approval process is taking longer, and in certain cases, new permits may not be issued. The lack of proven treatment methods for selenium discharges also causes uncertainty as to the magnitude of our future liability. Based on our evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated.
     Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)
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
     Although waste substances generated by coal mining and processing are generally not regarded as hazardous substances for the purposes of CERCLA and similar legislation, and are generally covered by the Surface Mining Control and Reclamation Act (SMCRA), some products used by coal companies in operations, such as chemicals, and the disposal of these products are governed by CERCLA. Thus, coal mines currently or previously owned or operated by us, and sites to which we have sent waste materials, may be subject to liability under CERCLA and similar state laws. A predecessor of one of our subsidiaries has been named as a potentially responsible party at a third-party site, but given the large number of entities involved at the site and our anticipated share of expected cleanup costs, we believe that its ultimate liability, if any, will not be material to our financial condition and results of operations.
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
     A predecessor of one of the our subsidiaries operated the Eagle No. 2 mine located near Shawneetown, Illinois from 1969 until closure of the mine in July of 1993. In 1999, the State of Illinois brought a proceeding before the Illinois Pollution Control Board against the subsidiary alleging that groundwater contamination due to leaching from a coal waste pile at the mine site violated state standards. The subsidiary has developed a remediation plan with the State of Illinois and is in litigation with the Illinois Attorney General’s office with respect to its claim for a civil penalty of $1.3 million.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
     As of March 31, 2009, 56 related lawsuits were filed by approximately 140 plaintiffs against several coal companies, including one of our subsidiaries, in the Circuit Court of Boone County, West Virginia. The plaintiffs in each case allege contamination of their drinking water wells from slurry impoundments in Boone County. The lawsuits seek property damages, personal injury damages and medical monitoring costs. Because of the early stage of the lawsuits, we are unable to predict the likelihood of success of the plaintiffs’ claims, though we intend to vigorously defend against all claims.
     The outcome of this additional environmental litigation is subject to numerous uncertainties. Based on our evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, we believe these matters are likely to be resolved without a material adverse effect on our financial condition, results of operations and cash flows.
(13) Guarantees
     In the normal course of business, we are party to guarantees and financial instruments with off-balance-sheet risk, such as bank letters of credit, performance or surety bonds and other guarantees and indemnities, which are not reflected in the accompanying condensed consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and the likelihood of required performance. We do not expect any material losses to result from these guarantees or off-balance-sheet instruments.
     Other Guarantees
     We are the lessee or sublessee under numerous equipment and property leases. It is common in such commercial lease transactions for Patriot, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of our operations. We expect that losses with respect to leased property would be covered by insurance (subject to deductibles). Patriot and certain of our subsidiaries have guaranteed other subsidiaries’ performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, our maximum potential obligations under their leases are equal to the respective future minimum lease payments, assuming no amounts could be recovered from third parties.
(14) Related Party Transactions
     ArcLight Energy Partners Fund I L.P. (ArcLight) is a significant stockholder of Patriot due to its former ownership of Magnum. In January 2007, ArcLight purchased from a third party rights to a royalty stream based on coal mined on certain properties and then leased the rights to one of Magnum’s operations. Royalty payments to ArcLight for the three months ended March 31, 2009 were approximately $110,000.

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
Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable but are subject to a wide range of uncertainties, and business risks and actual risks may differ materially from those discussed in the statements. Among the factors that could cause actual results to differ materially are:
•	difficulty in implementing our business strategy;

•	geologic, equipment and operational risks associated with mining;

•	changes in general economic conditions, including coal and power market conditions;

•	availability and costs of credit, surety bonds and letters of credit;

•	reductions of purchases or deferral of deliveries by major customers;

•	customer performance and credit risks;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

•	environmental laws and regulations including those affecting our operations and those affecting our customers’ coal usage;

•	coal mining laws and regulations;

•	economic strength and political stability of countries in which we serve customers;

•	downturns in consumer and company spending;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	worldwide economic and political conditions;

•	labor availability and relations;

•	our ability to replace proven and probable coal reserves;

•	the effects of mergers, acquisitions and divestitures, including our ability to successfully integrate mergers and acquisitions;

•	our ability to respond to changing customer preferences;

•	our dependence on Peabody Energy for a significant portion of our revenues;

•	price volatility and demand, particularly in higher margin products;

•	failure to comply with debt covenants;

•	developments in greenhouse gas emission regulation and treatment, including any development of commercially successful carbon capture and storage techniques;

•	the outcome of pending or future litigation;

•	weather patterns affecting energy demand;

•	competition in our industry;

•	changes in postretirement benefit obligations;

•	changes to contribution requirements to multi-employer benefit funds;

•	availability and costs of competing energy resources;

•	interest rate fluctuation;

•	inflationary trends, including those impacting materials used in our business;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings set forth in Part I, Item 3 of our 2008 Annual Report on Form 10-K and Part II, Item 1 of this report.
     These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our 2008 Annual Report on Form 10-K and in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. We do not undertake any obligation to update the forward-looking statements, except as required by federal securities laws.
     Overview
     We are a leading producer of thermal coal in the eastern United States, with operations and coal reserves in Appalachia and the Illinois Basin, our operating segments. We are also a leading U.S. producer of metallurgical quality coal. Our principal business is the mining, preparation and sale of thermal coal, also known as steam coal, for sale primarily to electric utilities and metallurgical coal, for sale to steel mills and independent coke producers. In the first three months of 2009, we sold 8.5 million tons of coal, of which 84% was sold to domestic electric utilities and 16% was sold to domestic and global steel producers. In 2008, we sold 28.5 million tons of coal, of which 79% was sold to electric utilities and 21% was sold to domestic and global steel producers. We control approximately 1.8 billion tons of proven and probable coal reserves. Our proven and probable coal reserves include metallurgical coal and medium and high Btu thermal coal, with low, medium and high sulfur content.
     Our operations consist of fifteen mining complexes, which include company-operated mines, contractor-operated mines and coal preparation facilities. The Appalachia and Illinois Basin segments consist of our operations in West Virginia and Kentucky, respectively. We ship coal to electric utilities, industrial users and metallurgical coal customers via various company-owned and third-party loading facilities and multiple rail and river transportation routes.
     Effective July 23, 2008, we acquired Magnum Coal Company (Magnum). Magnum was one of the largest coal producers in Appalachia, operating eight mining complexes with production from surface and underground mines and controlling more than 600 million tons of proven and probable coal reserves. Upon the completion of the acquisition, we performed a strategic review of all our operations, resulting in the decision to cease operations at two Magnum mining complexes. The Jupiter complex ceased operations in December 2008 and the Remington complex ceased operations in March 2009.
     Our mining operations and coal reserves are as follows:
•   Appalachia. In southern West Virginia, we have ten mining complexes located in Boone, Lincoln, Logan and Kanawha counties, and in northern West Virginia, we have one complex located in Monongalia County. We are developing a complex located in Kanawha and Clay Counties. In Appalachia, we sold 6.7 million and 20.6 million tons of coal in the three months ended March 31, 2009 and the year ended December 31, 2008, respectively. As of December 31, 2008, we controlled 1.18 billion tons of proven and probable coal reserves in Appalachia, of which 468 million tons were assigned to current operations.
•   Illinois Basin. In the Illinois Basin, we have three complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 1.8 million and 7.9 million tons of coal in the three months ended March 31, 2009 and the year ended December 31, 2008, respectively. As of December 31, 2008, we controlled 655 million tons of proven and probable coal reserves in the Illinois Basin, of which 136 million tons were assigned to current operations.

Results of Operations
  Adjusted EBITDA
     The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as net income (loss) before deducting interest income and expense; income taxes; asset retirement obligation expense; depreciation, depletion and amortization; and net sales contract accretion excluding back-to-back coal purchase and sales contracts. The net contract accretion on the back-to-back coal purchase and sale contracts reflects the net accretion related to certain coal purchase and sales contracts existing prior to July 23, 2008, whereby Magnum purchased coal from third parties to fulfill tonnage commitments on sales contracts. Segment Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Because Segment Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Note 9 to our unaudited condensed consolidated financial statements. Segment Adjusted EBITDA excludes selling, general and administrative expenses, past mining obligation expense and gain on disposal or exchange of assets and is reconciled to its most comparable measure below under Net Income (Loss).
Three Months Ended March 31, 2009 Compared to March 31, 2008
     Summary
     Our 2009 results were impacted by the inclusion of our recently acquired Magnum operations. Results of the Magnum operations are included in our consolidated results of operations beginning July 23, 2008, the date of the acquisition. Our 2009 Segment Adjusted EBITDA also reflected higher average sales prices as compared to 2008. Our 2009 net income was impacted by the issuance of $200 million of 3.25% convertible senior notes in May 2008, which resulted in higher interest expense in 2009 compared to 2008.
     Tons Sold and Revenues

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold:
Appalachia Mining Operations	6,639	3,180	3,459	108.8%
Illinois Basin Mining Operations	1,819	1,905	(86)	(4.5)%

Total Tons Sold	8,458	5,085	3,373	66.3%

Revenue:
Appalachia Mining Operations	$453,456	$212,762	$240,694	113.1%
Illinois Basin Mining Operations	69,382	66,339	3,043	4.6%
Appalachia Other	6,098	5,233	865	16.5%

Total Revenues	$528,936	$284,334	$244,602	86.0%

Average sales price per ton sold:
Appalachia	$68.30	$66.91	$1.39	2.1%
Illinois Basin	38.14	34.82	3.32	9.5%
     Revenues in the Appalachia segment were higher in the three months ended March 31, 2009 compared to the same period in 2008 primarily related to $192.6 million of revenue from the Magnum operations and higher average sales prices at several mining complexes.

     Sales volumes in the Appalachia segment increased in 2009, primarily from the 3.3 million tons sold from the acquired Magnum operations. Additionally, sales volumes were slightly higher during the first quarter of 2009 due primarily to improved volumes at our Federal mining complex, which experienced two roof falls during the first quarter of 2008. This increase was partially offset by lower production at our Harris mine. This mine depleted longwall production in the first quarter of 2008, converting to continuous miner operations beginning in the second quarter of 2008 and into 2009. Additionally, production was lower compared to the prior year due to hard cutting and other difficult geologic conditions at several mining complexes.
     Revenues in the Illinois Basin segment were higher for the three months ended March 31, 2009 compared to the prior year primarily due to higher average sales prices. Sales volumes were lower in the three months ended March 31, 2009 primarily related to unfavorable weather conditions.
  Segment Adjusted EBITDA

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	$	%
		(Dollars in thousands)
Appalachia	$69,487	$41,998	$27,489	65.5%
Illinois Basin	3,041	5,339	(2,298)	(43.0)%

Segment Adjusted EBITDA	$72,528	$47,337	$25,191	53.2%

      Segment Adjusted EBITDA for Appalachia was higher in the three months ended March 31, 2009 primarily due to the contribution from the Magnum operations and higher average sales prices, partially offset by higher costs related to contract mining, which was driven by contract increases in mid- to late 2008.
     Segment Adjusted EBITDA for the Illinois Basin decreased in the three months ended March 31, 2009 from the prior year primarily due to higher costs related to mining in new sections at two of our complexes, higher labor rates in 2009 due to increases established in 2008, and lower production volumes attributable to severe winter storms. These decreases were partially offset by higher average sales prices and lower diesel fuel costs.
  Net Income (Loss)

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	$	%
		(Dollars in thousands)
Segment Adjusted EBITDA	$72,528	$47,337	$25,191	53.2%
Corporate and Other:
Past mining obligation expense	(37,800)	(22,121)	(15,679)	(70.9)%
Net gain on disposal or exchange of assets	30	194	(164)	(84.5)%
Selling and administrative expenses	(12,886)	(8,289)	(4,597)	(55.5)%

Total Corporate and Other	(50,656)	(30,216)	(20,440)	(67.6)%
Depreciation, depletion and amortization	(54,979)	(18,610)	(36,369)	(195.4)%
Sales contract accretion	76,807	—	76,807	n/a
Asset retirement obligation expense	(6,451)	(3,416)	(3,035)	(88.8)%
Interest expense	(8,593)	(2,322)	(6,271)	(270.1)%
Interest income	3,487	3,249	238	7.3%

Income (loss) before income taxes	32,143	(3,978)	36,121	n/a
Income tax benefit	—	912	(912)	n/a

Net income (loss)	$32,143	$(3,066)	$35,209	n/a

      Past mining obligations were higher in the three months ended March 31, 2009 than the corresponding period in the prior year primarily due to the addition of Magnum operations. Past mining obligations at Magnum operations in the quarter primarily consisted of retiree healthcare liabilities.
     Selling and administrative expenses increased for the three months ended March 31, 2009 as compared to the corresponding period in the prior year primarily due to the addition of Magnum operations.
     Depreciation, depletion and amortization increased in the three months ended March 31, 2009 compared to the prior year primarily due to the acquisition of Magnum.
     Net sales contract accretion resulted from the below market coal sale and purchase contracts acquired in the Magnum transaction and recorded at preliminarily-determined fair value in purchase accounting. The net liability generated from applying fair value to these contracts is being accreted over the life of the contracts as the coal is shipped.
     Asset retirement obligation expense increased in the three months ended March 31, 2009 primarily due to the acquisition of Magnum.
     Interest expense increased in the three months ended March 31, 2009 primarily due to interest and amortized debt issuance costs related to our convertible notes, which includes expense recorded due to the implementation of new authoritative guidance. See Liquidity and Capital Resources for details concerning our outstanding debt and credit facility.
     For the three months ended March 31, 2009, no income tax provision was recorded due to our anticipated tax net operating loss for the year ending December 31, 2009 and the full valuation allowance recorded against deferred tax assets. The primary difference between book and taxable income for 2009 is the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired with Magnum, with such amounts being included in the computation of book income but excluded from the computation of taxable income. For the three months ended March 31, 2008, we reported an income tax benefit of $0.9 million based on the forecasted effective tax rate for 2008.
Outlook
     Market
     During the first quarter of 2009, global economic activity remained weak. Reduced U.S. industrial activity led to a 2.9 percent decline in electricity consumption. Lower natural gas prices caused further declines in coal demand, as some utilities chose to burn natural gas in preference to coal.
     Demand for steel continued at a reduced level through the first quarter of 2009. Utilization at U.S. steel mills fluctuated from 40 to 45 percent during the first quarter, after peaking at 85 to 90 percent in 2008. Globally, blast furnace iron production decreased 17 percent in the first quarter compared to the first quarter of 2008, but remained flat compared to the fourth quarter of 2008. As a result, domestic and global demand for metallurgical coals has stabilized, although at significantly lower levels than during the first nine months of 2008.
     Because of lower coal-fueled generation, at the end of the first quarter, eastern U.S. utility coal inventories were approximately 6 million tons higher than a year ago. Due to the reduced demand and higher inventory levels, traded U.S. thermal coal prices decreased nearly 10 percent during the first quarter.
     Coal production has decreased in response to weak demand and lower prices. In total, we believe 2009 U.S. production will be reduced by 80 to 100 million tons from 2008 levels. This supply response should position the coal sector for stronger pricing as the global economy improves. Government stimulus plans should lead the recovery, particularly as infrastructure projects are initiated, thereby increasing demand for industrial goods. Low-cost electricity fueled by coal is essential to the global economy.

     Patriot Operations
     As discussed more fully under Item 1A. Risk Factors in this report and in our 2008 Annual Report on Form 10-K, our results of operations in the near-term could be negatively impacted by unforeseen adverse geologic conditions or equipment problems at mining locations; customer performance and credit risks; the availability and costs of credit, surety bonds and letters of credit; the economic recession; reductions of purchases or deferral of deliveries by major customers; coal mining laws and regulations; the inability of contract miners to fulfill delivery terms of their contracts; delays in obtaining required permits for new mining operations; and the unavailability of transportation for coal shipments. On a long-term basis, our results of operations could be impacted by our ability to secure or acquire high-quality coal reserves; our ability to attract and retain skilled employees and contract miners; our ability to find replacement buyers for coal under contracts with comparable terms to existing contracts; rising prices of key supplies, mining equipment and commodities; and the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation. If upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. Management has continued to focus on controlling costs, optimizing performance and responding quickly to market changes.
     In light of the Magnum acquisition, we performed a comprehensive strategic review of our mining complexes and their relative cost structures. As a result, we idled our Jupiter mining complex effective December 31, 2008 and the Remington complex effective March 31, 2009.
     Early in 2009, we implemented a Management Action Plan in response to the weakened coal markets. In January 2009, we announced the idling of our Black Oak mine. On April 2, 2009, we announced additional contract mine suspensions, the deferral of the opening of the Blue Creek complex and the cancellation of certain shifts at various mining complexes.
     Both our Federal and Panther longwall operations experienced improved performance in the first quarter of 2009. Our Federal longwall operation improved significantly over the first quarter of 2008, when it experienced two roof falls. The Panther longwall operation improved as the quarter progressed, with first quarter 2009 production more than 35 percent higher than fourth quarter 2008. Early in the third quarter of 2009, we anticipate moving to the next Panther longwall panel and replacing worn equipment, which we expect will improve production levels.
     As of March 31, 2009, substantially all of our expected 2009 production was committed, including approximately 0.2 million committed international metallurgical tons not yet priced. However, certain thermal and metallurgical customers have approached us requesting shipment deferrals on currently committed tons. These requests are being evaluated to determine if a mutually acceptable outcome can be achieved.
     Of expected 2010 volumes, up to 5.0 million tons of metallurgical coal and up to 8.0 million tons of thermal coal remained unpriced as of March 31, 2009. We will continue to evaluate 2010 production levels as the year progresses.
     Actual events and results may vary significantly from those included in or contemplated or implied by the forward-looking statements under Outlook. The guidance provided under the caption Outlook should be read in conjunction with the section entitled Cautionary Notice Regarding Forward Looking Statements and Item 1A. Risk Factors included in this report. For additional information regarding the risks and uncertainties that affect our business, see Item 1A. Risk Factors in our 2008 Annual Report on Form 10-K.
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, sales of non-core assets and financing transactions. Our primary uses of cash include our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations. Our ability to service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. We expect to fund all of our capital expenditure requirements with cash generated from operations or borrowed funds as necessary.
     Net cash used in operating activities was $19.2 million for the three months ended March 31, 2009, compared to $4.8 million in the same period of 2008. The increase in cash used in operating activities primarily related to changes in working capital of $19.8 million, primarily due to higher saleable coal inventory and increased accounts receivable.

     Net cash used in investing activities was $18.1 million for the three months ended March 31, 2009, compared to $13.3 million in the same period of 2008. The increase in cash used reflected an increase in capital expenditures of $7.0 million and additional advance mining royalties of $1.6 million, offset by additional proceeds from the sale of assets of $3.8 million.
     Net cash provided by financing activities was $40.6 million for the three months ended March 31, 2009, compared to $21.6 million in the same period of 2008. The increase in cash provided was primarily due to increased short-term borrowings.
     Credit Facility
     On October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility. This facility is available for working capital requirements, capital expenditures and other corporate purposes. As of March 31, 2009, the balance of outstanding letters of credit issued against the credit facility totaled $343 million. Outstanding short-term borrowings on this facility were $65 million as of March 31, 2009. Availability under the credit facility as of March 31, 2009 was $92 million. At March 31, 2009, we were in compliance with the covenants of our amended credit facility.
     Private Convertible Notes Issuance
     On May 28, 2008, Patriot completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013. Also in May 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 changes the accounting for our convertible notes, specifying that issuers of convertible debt instruments that may settle in cash upon conversion must bifurcate the proceeds from the debt issuance between debt and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The equity component reflects the value of the conversion feature of the notes. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008.
     We adopted FSP APB 14-1 effective January 1, 2009, with retrospective application to the inception of these convertible notes. We utilized an interest rate of 8.85% to reflect the nonconvertible market rate of our offering upon issuance, which resulted in a $44.7 million discount to the convertible note balance and an increase to “Additional paid-in capital” to reflect the value of the conversion feature. In addition, we allocated the financing costs related to the issuance of the convertible instruments between the debt and equity components, thus reclassifying $1.5 million previously recorded in “Investments and other assets” to “Additional paid-in capital” and adjusting “Investments and other assets” and “Retained earnings” by $0.2 million for 2008 amortization of deferred financing costs. We will amortize the debt discount over the contractual life of the convertible notes, resulting in additional interest expense above the contractual coupon amount.
     At December 31, 2008, based on the required retrospective application of FSP APB 14-1, the principal amount of the convertible notes of $200.0 million was adjusted for the debt discount of $40.4 million, resulting in a long-term convertible note balance of $159.6 million. At March 31, 2009, the debt discount was $38.5 million, resulting in a long-term convertible note balance of $161.5 million. The additional interest for the full year ended December 31, 2008, was $4.3 million, which is reflected as an adjustment to “Retained earnings” in the condensed consolidated balance sheet. For the three months ended March 31, 2009, interest expense for the convertible notes was $3.5 million, which included debt discount amortization of $1.9 million ($0.02 per share — basic and diluted). There was no corresponding interest expense in the three months ended March 31, 2008.
     Shelf Registration
     On March 3, 2009, we filed a shelf registration statement with the Securities and Exchange Commission on Form S-3, which allows us to sell up to $300 million in debt or equity securities from time to time. The specific terms of any offering would be established at the time of the offering and provided in a prospectus supplement. On May 6, 2009, the shelf registration statement was declared effective.

Newly Adopted Accounting Pronouncements
     FASB Staff Position APB 14-1
     As disclosed in Private Convertible Notes Issuance, we adopted FSP APB 14-1 effective January 1, 2009.
     FASB Staff Position EITF 03-6-1
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share under the “two-class method”. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 with all prior period earnings per share data adjusted retrospectively. We adopted FSP EITF 03-6-1 effective January 1, 2009. The retrospective application of FSP EITF 03-6-1 did not have a material impact on the earnings per share amounts disclosed for the period ended March 31, 2008. The calculations of earnings per share amounts presented in this report include all participating securities as required by FSP EITF 03-6-1.
     FASB Statement No. 141(R)
     In December 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141(R), “Business Combinations,” which replaces SFAS No. 141 and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) is effective for us for any business combination with an acquisition date on or after January 1, 2009.
     FASB Statement No. 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 expands the disclosure requirement for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures about its use of derivative instruments, the accounting for derivatives and related hedged items, and the related effect on an entity’s financial condition, results of operations and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 on January 1, 2009. See Note 11 for the required disclosures.
     FASB Staff Position FAS No. 157-2
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. SFAS No. 157 clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. We elected to implement SFAS No. 157 with the one-year deferral permitted by FSP FAS 157-2. The deferral applied to nonfinancial assets and liabilities measured at fair value in a business combination. We utilized the fair value measurements of SFAS No. 157 for our preliminary estimate of the Magnum purchase price allocation to the acquired nonfinancial assets and liabilities.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Commodity Price Risk
     The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 78% of our sales volume under coal supply agreements with terms of one year or more during 2008. As of March 31, 2009 our total unpriced planned production for 2009 was up to 0.2 million tons and for 2010 was up to 13.0 million tons.
     In connection with our October 31, 2007 spin-off from Peabody Energy Corporation (Peabody), we entered into long-term coal contracts with marketing affiliates of Peabody. The arrangements, except as described below under Credit Risk, have substantially similar terms and conditions as the pre-existing contractual obligations of Peabody’s marketing affiliate. These arrangements may be amended or terminated only with the mutual agreement of Peabody and Patriot.
     With the addition of Magnum, our commodity risk profile changed as our annual usage of diesel fuel has increased significantly. To manage a portion of this risk, we have entered into heating oil swap contracts with financial institutions. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. As of March 31, 2009, the notional amounts outstanding for these swaps included 7.1 million gallons of heating oil expiring throughout 2009 and 12.0 million gallons of heating oil expiring throughout 2010. We expect to purchase approximately 30 million gallons of diesel fuel annually across all operations. Aside from these hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $3.0 million.
     Credit Risk
     For the three months ended March 31, 2009, approximately 20% of our revenue was generated through sales to a marketing affiliate of Peabody. We will continue to supply coal to Peabody on a contract basis as described above so Peabody can meet its commitments under pre-existing customer agreements sourced from our operations. One of these arrangements with Peabody provides for the adjustment of a major existing coal sales agreement sourced from Patriot’s operations to increase the price paid to us thereunder. The term of the last pre-existing customer arrangement between Patriot and Peabody will expire on December 31, 2012. Our remaining sales are primarily made directly to electric utilities, industrial companies and steelmakers. Therefore, our concentration of credit risk is with Peabody, as well as electric utilities and steelmakers.
     Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, we will protect our position by requiring the counterparty to provide appropriate credit enhancement. When appropriate (as determined by our credit management function), we have taken steps to mitigate our credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay. While the current economic recession may affect our customers, we do not anticipate that it will significantly affect our overall credit risk profile due to our credit policies.
     Additionally, as of March 31, 2009, we had $145.5 million in notes receivable outstanding, arising out of the sale of coal reserves and surface land discussed in our 2008 Annual Report on Form 10-K at December 31, 2008. Of this amount, $12.8 million is included in “Accounts receivable and other” and the remaining $132.7 million is recorded in “Notes receivable” on the condensed consolidated balance sheet. Of the total notes receivable outstanding, 98% is from a single counterparty. Each of these notes contains a cross-collaterization provision secured primarily by the underlying coal reserves and surface land.
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of March 31, 2009, and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

     There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 1A. Risk Factors
     Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A. Risk Factors in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008. The information below updates, and should be read in conjunction with, the risk factors and information disclosed under Item 1A. Risk Factors in the Form 10-K.
     Certain of our customers have deferred contracted shipments of coal, which could affect our results of operations and liquidity.
     As the ongoing global economic recession has caused the price of, and demand for, coal to decline, certain of our thermal and metallurgical coal customers have delayed shipments, or requested deferrals, pursuant to our existing long-term coal supply agreements. In the current economic environment, the spot market does not provide an acceptable alternative to sell our uncommitted tons. Therefore, our inventory of saleable coal has increased. We are currently evaluating customer deferrals, and are in negotiations with a number of such customers.
     Customer deferrals, if agreed to, could affect the amount of revenue we recognize in 2009. Customer deferrals could adversely affect our results of operations and liquidity if we do not receive equivalent value from such customers and we are unable to sell committed coal at the contracted prices under our existing coal supply agreements.
     In an effort to curtail further excess coal production and limit costs, we have cancelled shifts, idled existing mining complexes and delayed the opening of an additional mining complex. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Patriot Operations for more information.
      New and significantly more stringent environmental laws and regulations may be adopted which could materially adversely affect our mining operations, cost structure or our customers’ ability to use coal.
     Most producers of coal, and particularly those involved in mountaintop mining, are being impacted by governmental regulations and enforcement to a much greater extent than just a few years ago. Considerable uncertainty is associated with many of these potential changes, but the U.S. Environmental Protection Agency (EPA) as well as state regulators are increasingly focused on initiatives that have or are expected to result in increased administrative costs, in difficulty obtaining new permits, in particular for our mountaintop removal mining operations, and in a potential reduction in the demand for coal. For instance, the EPA announced in April 2009 that it would contest in court a federal administrative rule adopted in late 2008 that permitted the use of valley fills within a set distance of a stream if other options were not reasonably possible. This may make it difficult or unreasonably costly to perform our mountaintop mining operations. In addition, the EPA also announced in April 2009 that it has taken formal steps to declare the emission of carbon dioxide to be an endangerment to human health, which could result in increased costs to our customers and a decrease in their usage of coal as well as possible movement to alternative forms of electrical generation. These are but two examples of recent trends in environmental legislation and enforcement that could materially adversely affect our results of operations, cash flows and financial conditions.
Item 6. Exhibits.
     See Exhibit Index on page 29 of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION
Date: May 7, 2009	By:	/s/ MARK N. SCHROEDER
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