Form 10-Q
period 2009-06-30
Patriot Coal CORP
filed 2009-08-07
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 90,316,743 shares of common stock with a par value of $0.01 per share outstanding on July 31, 2009.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$485,049	$328,469	$1,007,887	$607,570
Other revenues	21,947	11,211	28,045	16,444

Total revenues	506,996	339,680	1,035,932	624,014
Costs and expenses
Operating costs and expenses	407,008	295,447	824,409	554,565
Depreciation, depletion and amortization	50,357	20,905	105,336	39,515
Asset retirement obligation expense	7,611	3,259	14,062	6,675
Selling and administrative expenses	11,360	9,488	24,246	17,777
Net gain on disposal or exchange of assets	(4,031)	(6,336)	(4,061)	(6,530)

Operating profit	34,691	16,917	71,940	12,012
Interest expense	9,137	5,796	17,730	8,118
Interest income	(5,836)	(3,621)	(9,323)	(6,870)

Income before income taxes	31,390	14,742	63,533	10,764
Income tax provision	—	3,507	—	2,595

Net income	$31,390	$11,235	$63,533	$8,169

Weighted average shares outstanding:
Basic	79,940,308	53,512,286	78,928,849	53,515,514
Effect of dilutive securities	138,299	270,956	150,417	273,665

Diluted	80,078,607	53,783,242	79,079,266	53,789,179

Earnings per share, basic and diluted	$0.39	$0.21	$0.80	$0.15
See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2009	December 31, 2008
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$49,204	$2,872
Accounts receivable and other, net of allowance for doubtful accounts of $193 and $540 as of June 30, 2009 and December 31, 2008, respectively	177,877	163,556
Inventories	91,653	80,953
Below market purchase contracts acquired	3,645	8,543
Prepaid expenses and other current assets	24,798	12,529

Total current assets	347,177	268,453
Property, plant, equipment and mine development
Land and coal interests	2,847,801	2,652,224
Buildings and improvements	360,451	390,119
Machinery and equipment	645,160	658,699
Less accumulated depreciation, depletion and amortization	(644,623)	(540,366)

Property, plant, equipment and mine development, net	3,208,789	3,160,676
Notes receivable	114,084	131,066
Investments and other assets	60,055	62,125

Total assets	$3,730,105	$3,622,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$7,981	$28,170
Trade accounts payable and accrued expenses	434,103	413,790
Below market sales contracts acquired	221,990	324,407

Total current liabilities	664,074	766,367
Long-term debt, less current maturities	196,799	176,123
Asset retirement obligations	235,112	224,180
Workers’ compensation obligations	190,254	188,180
Accrued postretirement benefit costs	1,008,469	1,003,254
Obligation to industry fund	41,055	42,571
Below market sales contracts acquired, noncurrent	262,138	316,707
Other noncurrent liabilities	117,943	64,757

Total liabilities	2,715,844	2,782,139
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized; 90,069,284 and 77,383,199 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	901	774
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding at June 30, 2009 and December 31, 2008)	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008)	—	—
Additional paid-in capital	937,342	842,323
Retained earnings	172,898	109,365
Accumulated other comprehensive loss	(96,880)	(112,281)

Total stockholders’ equity	1,014,261	840,181

Total liabilities and stockholders’ equity	$3,730,105	$3,622,320

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$63,533	$8,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	105,336	39,515
Accretion of below market contracts	(138,528)	—
Net gain on disposal or exchange of assets	(4,061)	(6,530)
Income tax provision	—	2,595
Stock-based compensation expense	5,347	4,207
Changes in current assets and liabilities:
Accounts receivable	8,937	(37,194)
Inventories	(16,995)	(3,481)
Other current assets	(11,509)	(5,577)
Accounts payable and accrued expenses	193	24,921
Interest on notes receivable	(6,941)	(6,426)
Asset retirement obligations	5,538	3,934
Workers’ compensation obligations	890	(4,574)
Accrued postretirement benefit costs	14,121	10,380
Obligation to industry fund	(1,606)	(1,716)
Other, net	(4,618)	2,989

Net cash provided by operating activities	19,637	31,212

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(34,819)	(33,422)
Additions to advance mining royalties	(7,081)	(3,130)
Investment in joint ventures	—	(14,650)
Proceeds from disposal or exchange of assets	4,768	1,259
Other	131	—

Net cash used in investing activities	(37,001)	(49,943)

Cash Flows From Financing Activities
Proceeds from equity offering, net of costs	89,132	—
Short-term debt (payments) borrowings	(23,000)	20,000
Long-term debt payments	(3,103)	(927)
Convertible notes proceeds	—	200,000
Restricted cash for Magnum acquisition	—	(193,100)
Deferred financing costs	—	(10,232)
Proceeds from employee stock purchases	667	—

Net cash provided by financing activities	63,696	15,741

Net increase (decrease) in cash and cash equivalents	46,332	(2,990)
Cash and cash equivalents at beginning of period	2,872	5,983

Cash and cash equivalents at end of period	$49,204	$2,993

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(1) Basis of Presentation
     Description of Business
     Patriot Coal Corporation (we, our, Patriot or the Company) is engaged in the mining, preparation and sale of thermal coal, also known as steam coal, for sale primarily to electric utilities and metallurgical coal, for sale to steel mills and independent coke producers. Our mining complexes and coal reserves are located in the eastern and midwestern United States, primarily in West Virginia and Kentucky.
     We acquired Magnum Coal Company (Magnum) effective July 23, 2008. Magnum was one of the largest coal producers in Appalachia, operating eight mining complexes with production from surface and underground mines and controlling more than 600 million tons of proven and probable coal reserves. See Note 5 for additional information on the acquisition.
     Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Patriot and its wholly-owned affiliates. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments: Appalachia and the Illinois Basin (see Note 12).
     On June 16, 2009, we filed a Current Report on Form 8-K which included revisions to Items 6, 7, 7A and 8 of our Annual Report on Form 10-K for the year ended December 31, 2008. The revisions reflect our adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51” (SFAS No. 160), Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) and FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). As required, we adopted these standards effective January 1, 2009, and retrospectively applied the impact to our financial statements as further described in Notes 1, 3, 4, 7, 13, 21 and 24 to the Notes to Consolidated Financial Statements included within the Form 8-K. These revisions included adjustments to our 2008 consolidated statements of operations, balance sheets and statements of cash flows.
     The accompanying condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three and six months ended June 30, 2009 may not necessarily be indicative of the results for the year ending December 31, 2009. The balance sheet information as of December 31, 2008 was derived from our audited consolidated balance sheet, as revised in the Form 8-K.
(2) Newly Adopted Accounting Pronouncements
     FASB Staff Position APB 14-1
     In May 2008, the FASB issued FSP APB 14-1. FSP APB 14-1 changes the accounting for our convertible notes, specifying that issuers of convertible debt instruments that may settle in cash upon conversion must bifurcate the proceeds from the debt issuance between debt and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The equity component reflects the value of the conversion feature of the notes. We adopted FSP APB 14-1 effective January 1, 2009, with retrospective application to the inception of our convertible notes. See Note 13 for additional disclosures regarding the impact of adoption.
     FASB Staff Position EITF 03-6-1
     In June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 states that instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share under the “two-class method.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We adopted FSP EITF 03-6-1 effective January 1, 2009 with all prior period earnings per share data adjusted retrospectively. The calculations of earnings per share amounts presented in this report include all participating securities as required by FSP EITF 03-6-1.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
     FASB Statement No. 141(R)
     In December 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141(R), “Business Combinations,” which replaces SFAS No. 141 and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) is effective for any business combination with an acquisition date on or after January 1, 2009.
     FASB Statement No. 160
     In December 2007, the FASB issued SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. SFAS No. 160 requires that a noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity and the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the consolidated statement of operations. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We adopted the provisions of SFAS No. 160 effective January 1, 2009, with no affect to any of the periods presented in this report.
     FASB Statement No. 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires an entity to provide enhanced disclosures about its use of derivative instruments, the accounting for derivatives and related hedged items, and the related effect on an entity’s financial condition, results of operations and cash flows. We adopted SFAS No. 161 on January 1, 2009. See Note 14 for the required disclosures.
     FASB Staff Position FAS No. 157-2
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measures. SFAS No. 157 clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. We elected to implement SFAS No. 157 with the one-year deferral permitted by FSP FAS 157-2. The deferral applied to nonfinancial assets and liabilities measured at fair value in a business combination. As of January 1, 2009, we fully adopted SFAS No. 157, including applying its provisions to nonfinancial assets and liabilities measured at fair value in a business combination. The full adoption of SFAS No. 157 did not change the valuation approach or materially change the purchase accounting for the Magnum acquisition, which was finalized in the second quarter of 2009.
     FASB Statement No. 165
     In June 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. We adopted SFAS No. 165 effective June 30, 2009.
     FASB Staff Position FAS No. 107-1 and APB 28-1
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS No. 107-1). FSP FAS No. 107-1 extends the disclosure requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” to interim financial statements of publicly traded companies. We adopted FSP FAS No. 107-1 effective June 30, 2009. See Note 8 for the required disclosures.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
     Pending Adoption of Recent Accounting Pronouncements
     FASB Statement No. 167
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends Interpretation 46(R) to require a company to perform a qualitative analysis to determine whether it has a controlling financial interest in a variable interest entity. In addition, a company is required to assess whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of SFAS No. 167 on our operating results, cash flows and financial condition.
     FASB Statement No. 168
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the impact of SFAS No. 168 on our financial reporting disclosures.
(3) Gain on Disposal or Exchange of Assets and Other Commercial Transactions
     In June 2009, we entered into an agreement to swap certain surface land for certain coal mineral rights and cash with another coal producer. We recognized a gain totaling $4.2 million on this transaction. The swap transaction was recorded at fair value in accordance with SFAS No. 153 “Exchanges of Nonmonetary Assets” and SFAS No. 157. We utilized Level 3 inputs as defined by SFAS No. 157 in a discounted cash flows model to calculate the fair value of the coal reserve swap due to the lack of an active, quoted market and due to the inability to use other transaction comparisons because of the unique nature of the surface land provided and the coal seam received.
     Other revenues include royalties related to coal lease agreements, payments from customer settlements and farm income. During the second quarter of 2009, certain metallurgical and thermal customers requested shipment deferrals on currently committed tons. In certain situations, we have agreed to release the customers from receipt of the tons in exchange for a cash settlement. In the second quarter of 2009, these cash settlements represent a significant portion of other revenue and operating profit.
     In June 2008, we entered into an agreement to swap certain leasehold coal mineral rights with another coal producer. Additionally, we sold approximately 2.7 million tons of adjacent leasehold coal mineral rights in Appalachia for $1.0 million. We recognized gains totaling $6.3 million on these transactions. The swap transaction was recorded at fair value in accordance with SFAS No. 153 and SFAS No. 157. We utilized Level 3 inputs as defined by SFAS No. 157 in a discounted cash flows model to calculate the fair value of the coal reserve swap due to the lack of an active, quoted market and due to the inability to use other transaction comparisons because of the unique nature of each coal seam.
     Also in the second quarter of 2008, we recorded a $4.9 million gain related to a structured settlement on a property transaction and received a $4.5 million settlement for past due coal royalties, which had previously been fully reserved due to the uncertainty of collection. Additionally, in the second quarter of 2008, we entered into two joint ventures for which we contributed cash totaling $14.7 million and committed certain coal reserve rights. We hold a 49% interest in each joint venture and account for the interests under the equity method of accounting. Subsequent to June 2008, we have contributed additional cash of $1.7 million to these joint ventures. As of June 30, 2009, our maximum exposure to loss is the value contributed plus additional future committed capital contributions, which for one of the joint ventures is capped at $4.1 million. The investments in these joint ventures were recorded in “Investments and other assets” in the condensed consolidated balance sheets.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(4) Common Stock Offering
     On June 16, 2009, we completed a public offering of 12 million shares of our common stock in a registered public offering under our shelf registration at $7.90 per share. The net proceeds from the sale of shares, after deducting fees and commissions, were $89.1 million. The proceeds were used to repay the outstanding balance on our revolving credit facility, with the remainder to be used for general corporate purposes. We granted the managing underwriters a 30-day option to purchase up to an additional 1.8 million shares, which was not exercised.
(5) Business Combination
     On July 23, 2008, Patriot consummated the acquisition of Magnum. Magnum stockholders received 23,803,312 shares of newly-issued Patriot common stock and cash in lieu of fractional shares. The fair value of $25.29 per share of Patriot common stock issued to the Magnum shareholders was based on the average Patriot stock price for the five business days surrounding and including the merger announcement date, April 2, 2008. The total consideration for the acquisition was $739.0 million, including the assumption of $148.6 million of long-term debt, of which $11.8 million related to capital lease obligations. In conjunction with the acquisition, we issued debt in order to repay Magnum’s existing senior secured indebtedness as discussed in Note 13.
     The results of operations of Magnum are included in the Appalachia Mining Operations segment from the date of acquisition. This acquisition was accounted for based on SFAS No. 141, “ Business Combinations” since the transaction was completed prior to the effective date of SFAS No. 141(R). The acquisition was accounted for using the purchase method of accounting. Under this method of accounting, the purchase price is allocated to the fair value of the net assets acquired.
     The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

(Dollars in thousands)
Cash	$21,015
Accounts receivable, net	88,471
Inventories	49,294
Other current assets	39,073
Property, plant, equipment and mine development, net	2,360,072
Other noncurrent assets	5,193

Total assets acquired	2,563,118

Accounts payable and accrued expenses	235,505
Below market sales contracts acquired, current	497,882
Long-term debt	144,606
Below market sales contracts acquired, noncurrent	447,804
Accrued postretirement benefit costs	430,837
Other noncurrent liabilities	195,051

Total liabilities assumed	1,951,685

Total purchase price	$611,433

     As of June 30, 2009, we finalized the valuation of all assets acquired and liabilities assumed. Changes from preliminary purchase accounting to the final opening balance sheet presented above primarily related to the valuation of the selenium liability discussed below and final adjustments to certain assumptions utilized in the valuation of the coal reserves and acquired coal purchase and sales contracts. Based on a purchase price determined at the announcement date of the acquisition, the fair value of the net assets acquired exceeded the purchase price by $360.3 million. This excess value over the purchase price was allocated as a pro-rata reduction to noncurrent assets, which included property, plant, equipment and mine development and other noncurrent assets.
     Included in “Property, plant, equipment and mine development, net” is over 600 million tons of coal reserves valued at $2.1 billion. To value these coal reserves, we utilized a discounted cash flow model based on assumptions that market participants would use in the pricing of these assets as well as projections of revenues and expenditures that would be incurred to mine or maintain these coal reserves. A sustained or long-term decline in coal prices from those used to estimate the fair value of the acquired assets could result in impairment to the carrying amounts of the coal reserves and related coal mining equipment.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
     In connection with the valuation of the Magnum acquisition, we recorded liabilities and assets related to below market coal sales and purchase contracts. The below market supply contracts were recorded at their fair value when allocating the purchase price, resulting in a liability of $945.7 million, which is being accreted into earnings as the coal is shipped over a weighted average period of approximately three years. The below market purchase contracts were recorded at their fair value, resulting in an asset of $37.8 million, which is being amortized into earnings as the coal is ultimately sold, within a year from the acquisition date. Net sales contract accretion related to the acquired below market coal supply and purchase contracts is included as a reduction of “Operating costs and expenses” in the consolidated statements of operations.
     In connection with the Magnum acquisition, we assumed liabilities related to water treatment. At the acquisition date, Magnum was in the process of testing various water treatment alternatives related to selenium effluent limits in order to comply with certain mining permits. Subsequent to the acquisition of Magnum, we have implemented selenium control plans to adjust our mining processes in a manner intended to prevent future violations of the applicable water quality standard for selenium. Uncertainty has existed since the time of the acquisition related to the exact amount of our assumed liability due to the fact that currently there is no proven technology to remediate our existing selenium discharge exceedances to meet current permit standards.
     The cost to treat the selenium exceedances was estimated at a net present value of $85.2 million at acquisition date. This liability reflects the estimated costs of the treatment systems to be installed and maintained with the goal of meeting the requirements of current court orders, consent decrees and mining permits. This estimate was prepared considering the dynamics of current legislation, capabilities of currently available technology and our planned remediation strategy. (See Clean Water Act Permit Issues in Note 15 for additional discussion of selenium treatment issues.)
     We used a 13% discount rate in determining the net present value of the selenium liability. The estimated aggregate undiscounted amount is $390.7 million. Our estimated future payments for selenium remediation average $12 million each year over the next five years, with the remainder to be paid in the 25 years thereafter. Our estimated selenium liability is included in “Other noncurrent liabilities” and “Trade accounts payable and accrued expenses” on our condensed consolidated balance sheets.
     Based on the fair values set forth above as compared to the carryover tax basis in assets and liabilities, $69.2 million of net deferred tax liability would be recorded on Magnum’s opening balance sheet. As part of the business combination, these Magnum deferred tax liabilities have impacted management’s view as to the realization of our deferred tax assets, against which a full valuation allowance had previously been recorded. In such situations, SFAS No. 109 requires that any reduction in the acquiring company’s valuation allowance be accounted for as part of the business combination. As such, deferred tax liabilities have been offset against a release of $69.2 million of valuation allowance within purchase accounting.
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
JUNE 30, 2009
     The following unaudited pro forma financial information presents the combined results of operations of Patriot and Magnum, on a pro forma basis, as though the companies had been combined as of January 1, 2008.

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(Dollars in thousands, except per share data)
Revenues:
As reported	$339,680	$624,014
Pro forma	549,255	1,112,322
Net income:
As reported	$11,235	$8,169
Pro forma	50,440	189,672
Basic earnings per share:
As reported	$0.21	$0.15
Pro forma	$0.94	$3.54
Diluted earnings per share:
As reported	$0.21	$0.15
Pro forma	$0.94	$3.53
     The combined pro forma financial information has been adjusted to exclude non-recurring transaction-related expenses and includes purchase accounting adjustments for fair values impacting coal inventories, net sales contract accretion, depletion of coal reserves and depreciation of property, plant and equipment. This unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had Patriot and Magnum constituted a single entity during this period.
(6) Income Tax Benefit
     For the three and six months ended June 30, 2009, no income tax provision was recorded due to our anticipated tax net operating loss for the year ending December 31, 2009 and the full valuation allowance recorded against our net deferred tax assets. The primary difference between book and taxable income for 2009 is the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired with Magnum, with such amounts being included in the computation of book income but excluded from the computation of taxable income. For the three and six months ended June 30, 2008, we reported an income tax provision of $3.5 million and $2.6 million based on the forecasted effective tax rate for 2008.
(7) Earnings per Share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.
     For the three and six months ended June 30, 2009 and 2008, the effect of dilutive securities includes the impact of stock options and restricted stock units. For the three and six months ended June 30, 2009, 1,652,343 shares and 2,104,798 shares, respectively, related to share-based compensation awards were excluded from the diluted earnings per share calculation because they were anti-dilutive for those periods. For the three and six months ended June 30, 2008, 1,336 shares related to share-based compensation awards were excluded from the diluted earnings per share calculation because they were anti-dilutive for those periods.
     The weighted average shares outstanding and earnings per share for the three and six months ended June 30, 2008, were revised to include 370,406 and 373,634 restricted shares, respectively, as unvested participating securities due to the adoption of FSP EITF 03-6-1 as discussed in Note 2. The inclusion of these shares in earnings per share resulted in a decrease to basic and diluted earnings per share of $0.01 for the three and six months ended June 30, 2008.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(8) Fair Value of Financial Instruments
     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments. The fair value of notes receivable approximates the carrying value as of June 30, 2009.
     The following table summarizes the fair value of our remaining financial instruments at June 30, 2009.

(Dollars in thousands)
Assets:
Fuel contracts	$1,596
Liabilities:
Fuel contracts	3,554
$200 million of 3.25% Convertible Senior Notes due 2013	122,920
     All of the instruments above were valued using a Level 2 input as defined by SFAS No. 157. For additional disclosures regarding our fuel contracts, see Note 14.
(9) Inventories
     Inventories consisted of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Materials and supplies	$42,082	$52,023
Saleable coal	35,119	15,107
Raw coal	14,452	13,823

Total	$91,653	$80,953

     Materials, supplies and coal inventory are valued at the lower of average cost or market. Saleable coal represents coal stockpiles that will be sold in current condition. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs. The increase in saleable coal inventory from December 31, 2008 to June 30, 2009 primarily resulted from customer shipment deferrals driven by the global economic recession.
(10) Comprehensive Income and Accumulated Other Comprehensive Loss
     The following table sets forth the after-tax components of comprehensive income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income	$31,390	$11,235	$63,533	$8,169
Accumulated actuarial loss and prior service cost realized in net income	3,816	2,418	7,632	4,897
Net change in fair value of diesel fuel hedge	7,629	—	7,769	—

Comprehensive income	$42,835	$13,653	$78,934	$13,066

     Comprehensive income differs from net income by the net amount of unrealized gains and losses resulting from valuation changes of our diesel fuel hedges and the amortization of net actuarial losses and prior service cost related to our workers’ compensation and other postretirement benefit obligations.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
     A rollforward of “Accumulated other comprehensive loss,” net of taxes, is shown below:

		Accumulated	Accumulated
	Diesel	Actuarial Loss	Other
	Fuel	and Prior	Comprehensive
	Hedge	Service Cost	Loss
	(Dollars in thousands)
Balance at December 31, 2008	$(9,695)	$(102,586)	$(112,281)
Unrealized gains	4,224	—	4,224
Reclassifications to earnings	3,545	7,632	11,177

Balance at June 30, 2009	$(1,926)	$(94,954)	$(96,880)

(11) Postretirement Benefit Costs
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Service cost for benefits earned	$1,024	$202	$2,046	$405
Interest cost on accumulated postretirement benefit obligation	17,580	9,391	35,210	18,589
Amortization of actuarial loss	4,591	3,244	9,181	6,489
Amortization of prior service cost	(138)	(170)	(276)	(340)

Net periodic postretirement benefit costs	$23,057	$12,667	$46,161	$25,143

(12) Segment Information
     We report our operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of our mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities. For the six months ended June 30, 2009, 86% of our sales were to electricity generators and industrial customers and 14% to steel and coke producers. For the six months ended June 30, 2009 and 2008, our revenues attributable to foreign countries, based on where the product was shipped, were $145.0 million and $116.6 million, respectively. We utilize underground and surface mining methods and produce coal with high and medium Btu content. Our operations have relatively short shipping distances from the mine to most of our domestic utility customers and certain metallurgical coal customers. “Corporate and Other” includes selling and administrative expenses, net gains on disposal or exchange of assets and costs associated with past mining obligations.
     Our chief operating decision makers use Adjusted EBITDA as the primary measure of segment profit and loss. Adjusted EBITDA is defined as net income before deducting interest income and expense; income taxes; asset retirement obligation expense; depreciation, depletion and amortization; and net sales contract accretion. Because Segment Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
     Operating segment results for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
		Illinois	Corporate			Illinois	Corporate
	Appalachia	Basin	and Other	Total	Appalachia	Basin	and Other	Total
	(Dollars in thousands)
Revenues	$437,036	$69,960	$—	$506,996	$896,590	$139,342	$—	$1,035,932
Adjusted EBITDA	68,605	3,873	(41,540)	30,938	138,092	6,914	(92,196)	52,810
Additions to property, plant, equipment and mine development	13,566	1,809	402	15,777	30,856	3,352	611	34,819

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
		Illinois	Corporate			Illinois	Corporate
	Appalachia	Basin	and Other	Total	Appalachia	Basin	and Other	Total
	(Dollars in thousands)
Revenues	$264,348	$75,332	$—	$339,680	$482,343	$141,671	$—	$624,014
Adjusted EBITDA	63,096	2,759	(24,774)	41,081	105,094	8,098	(54,990)	58,202
Additions to property, plant, equipment and mine development	17,618	2,924	850	21,392	28,020	3,967	1,435	33,422
A reconciliation of Adjusted EBITDA to net income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Total Adjusted EBITDA	$30,938	$41,081	$52,810	$58,202
Depreciation, depletion and amortization	(50,357)	(20,905)	(105,336)	(39,515)
Asset retirement obligation expense	(7,611)	(3,259)	(14,062)	(6,675)
Sales contract accretion	61,721	—	138,528	—
Interest expense	(9,137)	(5,796)	(17,730)	(8,118)
Interest income	5,836	3,621	9,323	6,870
Income tax provision	—	(3,507)	—	(2,595)

Net income	$31,390	$11,235	$63,533	$8,169

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(13) Long-Term Debt
     Our total indebtedness consisted of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
3.25% Convertible Senior Notes due 2013	$163,486	$159,637
Capital leases	30,841	10,218
Promissory notes	10,453	11,438
Short-term borrowings	—	23,000

	$204,780	$204,293

     Credit Facility
     Effective October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility, subsequently amended for the Magnum acquisition and the issuance of the convertible notes. This facility is available for our working capital requirements, capital expenditures and other corporate purposes. As of June 30, 2009 and December 31, 2008, the balance of outstanding letters of credit issued against the credit facility totaled $331.9 million and $350.8 million, respectively. There were no outstanding short-term borrowings against this facility at June 30, 2009. Outstanding short-term borrowings were $23.0 million as of December 31, 2008. Availability under the credit facility was $168.1 million and $126.2 million as of June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, we were in compliance with the covenants of our amended credit facility.
     Private Convertible Notes Issuance
     On May 28, 2008, Patriot completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013. As discussed in Note 2, we adopted FSP APB 14-1 effective January 1, 2009, with retrospective application to the inception of these convertible notes. We utilized an interest rate of 8.85% to reflect the nonconvertible market rate of our offering upon issuance, which resulted in a $44.7 million discount to the convertible note balance and an increase to “Additional paid-in capital” to reflect the value of the conversion feature. In addition, we allocated the financing costs related to the issuance of the convertible instruments between the debt and equity components. The debt discount is amortized over the contractual life of the convertible notes, resulting in additional interest expense above the contractual coupon amount.
     At December 31, 2008, based on the required retrospective application of FSP APB 14-1, the principal amount of the convertible notes of $200.0 million was adjusted for the debt discount of $40.4 million, resulting in a long-term convertible note balance of $159.6 million. At June 30, 2009, the debt discount was $36.5 million, resulting in a long-term convertible note balance of $163.5 million. For the three and six months ended June 30, 2009, interest expense for the convertible notes was $3.6 million and $7.1 million, which included debt discount amortization of $1.9 million and $3.8 million, respectively. For both the three and six months ended June 30, 2008, interest expense for the convertible notes was $1.1 million, which included debt discount amortization of $0.6 million.
     Capital Lease Obligations and Other
     During the second quarter of 2009, the construction of the Blue Creek preparation plant was completed resulting in reclassification of the construction-phase liability from “Other noncurrent liabilities” to current and long-term debt, as applicable.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(14) Derivatives
     We utilize derivative financial instruments to manage exposure to certain commodity prices. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), and related interpretive guidance require the recognition of derivative financial instruments at fair value in the condensed consolidated balance sheets. For derivatives that are not designated as hedges, the periodic change in fair value is recorded directly to earnings. For derivative instruments that are eligible and designated as cash flow hedges, the periodic change in fair value is recorded to “Accumulated other comprehensive loss” until the contract settles or the relationship ceases to qualify for hedge accounting. In addition, if a portion of the change in fair value for a cash flow hedge is deemed ineffective during a reporting period, as defined in SFAS No. 133, the ineffective portion of the change in fair value is recorded directly to earnings.
     With the acquisition of Magnum in 2008, our commodity risk related to diesel fuel increased significantly. To manage a portion of this risk, we entered into heating oil swap contracts with financial institutions. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. As of June 30, 2009, the notional amounts outstanding for these swaps included 4.8 million gallons of heating oil expiring through the remainder of 2009 and 12.0 million gallons of heating oil expiring throughout 2010. We expect to purchase approximately 30 million gallons of diesel fuel annually across all operations. Aside from the hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $3.0 million. For the three and six months ended June 30, 2009, we recognized a loss of $1.4 million and $3.5 million in earnings on the settled contracts. Based on the required analysis under SFAS No. 133, a portion of the fair value for the cash flow hedges was deemed ineffective for the three and six months ended June 30, 2009, resulting in less than $0.1 million recorded directly to earnings. We did not have any similar hedges as of or during the three and six months ended June 30, 2008.
     The following table presents the fair values of our derivatives and the amounts of unrealized losses, net of tax, included in “Accumulated other comprehensive loss” related to fuel hedges in the condensed consolidated balance sheets. See Note 10 for a rollforward of “Accumulated other comprehensive loss” for our fuel hedges.

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Fair value of current fuel contracts (Prepaid expenses and other current assets)	$735	$—
Fair value of noncurrent fuel contracts (Investments and other assets)	861	—
Fair value of current fuel contracts (Trade accounts payable and accrued expenses)	2,812	5,915
Fair value of noncurrent fuel contracts (Other noncurrent liabilities)	742	3,780
Net unrealized losses from fuel hedges, net of tax (Accumulated other comprehensive loss)	(1,926)	(9,695)
     We utilized New York Mercantile Exchange (NYMEX) quoted market prices for the fair value measurement of these contracts, which reflects a Level 2 input as defined in SFAS No. 157.
(15) Commitments and Contingencies
     Commitments
     As of June 30, 2009, purchase commitments for capital expenditures were $35.8 million.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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
     Environmental claims and litigation in connection with our various NPDES permits, and related Clean Water Act issues, include the following:
     EPA Consent Decree
     In February 2009, we entered into a consent decree with the EPA and the West Virginia Department of Environmental Protection (WVDEP) to resolve certain claims under the Clean Water Act and the West Virginia Water Pollution Control Act relating to NPDES permits at several Magnum mining operations in West Virginia that existed prior to our acquisition of these operations. The consent decree was entered by the federal district court on April 30, 2009. Under the terms of the consent decree, we paid a civil penalty of $6.5 million in June 2009. We also could be subject to stipulated penalties in the future for failure to comply with certain permit requirements as well as certain other terms of the consent decree. Because our operations are complex and periodically experience exceedances of our permit limitations, it is possible that we will have to pay stipulated penalties in the future, but we do not expect the amounts of any such penalties would be material. The civil penalty of $6.5 million was accrued as part of the Magnum acquisition purchase accounting described in Note 5. The consent decree also requires us to implement an enhanced company-wide environmental management system, which will include regular compliance audits, electronic tracking and reporting, and annual training for all employees and contractors with environmental responsibilities. In addition, we will complete several stream restoration projects in consultation with the EPA and WVDEP. These latter requirements could result in incremental operating costs in addition to the $6.5 million civil penalty. The initial estimate ranged from $3 million to $6 million of incremental costs.
     In a separate administrative proceeding with the WVDEP, we paid a civil penalty of $315,000 for past violations of other NPDES permits held by certain subsidiaries.
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
     On March 19, 2009, the U.S. District Court approved a consent decree between Apogee, Hobet and the plaintiffs. The consent decree extended the compliance deadline to April 5, 2010 and added interim reporting requirements up to that date. Under the terms of the March 2009 consent decree, we paid a $50,000 penalty to the U.S. Treasury and $325,000 in attorneys’ fees. We also agreed to spend approximately $350,000 to implement a pilot project using certain reverse osmosis technology to determine whether the technology can effectively treat selenium discharges from mining outfalls, and to undertake interim reporting obligations. Finally, we agreed to comply with our NPDES permit’s water discharge limits for selenium by April 5, 2010. In addition to implementing the pilot project required by the March 2009 consent decree, we are actively engaged in studying potential solutions to controlling selenium discharges and are installing treatment systems at various permitted outfalls in an effort to comply with the deadline established in the March 2009 consent decree.
     Currently, available technology has not been fully tested or proven effective at addressing selenium exceedances in mining outfalls similar to ours and alternative technology is still in the research stage of development. The potential solutions identified to date, including the technology we are currently utilizing, have not been proven to be effective at all scales of operation, and otherwise may not be feasible, particularly at larger scale operations, due to a range of problems concerning technological issues, prohibitive implementation costs and other issues. While we are actively continuing to explore options, there can be no assurance as to when a definitive solution will be identified and implemented.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
     Legislative developments in West Virginia have created the potential for selenium compliance deadlines to be extended from 2010 to 2012. On May 13, 2009, the Governor of West Virginia signed a bill that allowed the WVDEP to extend selenium compliance deadlines to 2012 and appropriated state funds for selenium research. The bill cites “concerns within West Virginia regarding the applicability of the research underlying the federal selenium criteria to a state such as West Virginia which has high precipitation rates and free-flowing streams and that the alleged environmental impacts that were documented in the applicable federal research have not been observed in West Virginia.” As a result of this bill, the WVDEP is required to perform research that will assist in better defining and developing state laws and regulations addressing selenium discharges.
     We have estimated the costs to treat our selenium exceedances at a net present value of $85.2 million at the Magnum acquisition date. This liability reflects the estimated costs of the treatment systems necessary to be installed and maintained with the goal of meeting the requirements of current court orders, consent decrees and mining permits. This estimate was prepared considering the dynamics of current legislation, capabilities of currently available technology and our planned remediation strategy. Future changes to legislation, findings from current research initiatives and the pace of future technological progress could result in costs that exceed our current estimates, which could have a material adverse affect on our results of operations, cash flows and financial condition. Additionally, any failure to meet the deadlines set forth in the March 2009 consent decree or established by the federal government or the State of West Virginia or to otherwise comply with selenium limits in our permits could result in further litigation against us, an inability to obtain new permits or to maintain existing permits, and the imposition of significant and material fines and penalties or other costs and could otherwise materially adversely affect our results of operations, cash flows and financial condition.
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
     The WVDEP Action was resolved by a settlement and consent order entered in the Boone County circuit court on September 5, 2008. As part of the settlement, we paid approximately $1.5 million in civil penalties, with $500,000 due immediately, and the remaining approximately $1 million payable in ten monthly installments, with the last payment in July 2009. The settlement also requires us to complete five supplemental environmental projects estimated to cost approximately $2.6 million, many of which focus on identifying methods for treatment of selenium discharges and studying the effects of selenium on aquatic wildlife. Finally, we agreed to make gradual reductions in the selenium discharges from our Hobet Job 21 Surface Mine, achieving full compliance with our NPDES permits by April 2010, and to study potential treatments for wastewater runoff.
     As a result of ongoing litigation and federal regulatory initiatives related to water quality standards that affect valley fills, impoundments and other mining practices, including the selenium discharge matters described above, the process of applying for new permits has become more time-consuming and complex, the review and approval process is taking longer, and in certain cases, new permits may not be issued.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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
     As of June 30, 2009, 57 related lawsuits had been filed by approximately 140 plaintiffs against several coal companies, including one of our subsidiaries, in the Circuit Court of Boone County, West Virginia. The plaintiffs in each case allege contamination of their drinking water wells from slurry impoundments in Boone County. The lawsuits seek property damages, personal injury damages and medical monitoring costs. Because of the early stage of the lawsuits, we are unable to predict the likelihood of success of the plaintiffs’ claims, though we intend to vigorously defend against all claims.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(16) Guarantees
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
     Other Guarantees
     We are the lessee or sublessee under numerous equipment and property leases. It is common in such commercial lease transactions for Patriot, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of our operations. We expect that losses with respect to leased property would be covered by insurance (subject to deductibles). Patriot and certain of our subsidiaries have guaranteed other subsidiaries’ performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, our maximum potential obligations under these leases are equal to the respective future minimum lease payments, assuming no amounts could be recovered from third parties.
(17) Related Party Transactions
     ArcLight Energy Partners Fund I L.P. (ArcLight) is a significant stockholder of Patriot due to its former ownership of Magnum. In January 2007, ArcLight purchased from a third party rights to a royalty stream based on coal mined on certain properties and then leased the rights to one of Magnum’s operations. Royalty payments to ArcLight for the three and six months ended June 30, 2009 were approximately $345,000 and $450,000, respectively.
(18) Subsequent Event
     On July 24, 2009, we increased our revolving credit facility by $22.5 million, with two new financial institutions entering the syndication. The facility, which matures in October 2011, now totals $522.5 million.
     On August 3, 2009, we announced the closing of our Samples surface mine in southern West Virginia as a result of continuing soft coal markets and Samples’ higher cost structure relative to our other operations.
     Subsequent events have been evaluated through August 7, 2009.

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
Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable but are subject to a wide range of uncertainties, and business risks and actual risks may differ materially from those discussed in the statements. Among the factors that could cause actual results to differ materially are:
•	difficulty in implementing our business strategy;

•	geologic, equipment and operational risks associated with mining;

•	changes in general economic conditions, including coal and power market conditions;

•	reductions of purchases or deferral of deliveries by major customers;

•	customer performance and credit risks;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

•	environmental laws and regulations including those affecting our operations and those affecting our customers’ coal usage;

•	developments in greenhouse gas emission regulation and treatment, including any development of commercially successful carbon capture and storage techniques or market-based mechanisms, such as a cap-and-trade system, for regulating greenhouse gas emissions;

•	coal mining laws and regulations;

•	availability and costs of credit, surety bonds and letters of credit;

•	economic strength and political stability of countries in which we serve customers;

•	downturns in consumer and company spending;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	worldwide economic and political conditions;

•	labor availability and relations;

•	our ability to replace proven and probable coal reserves;

•	the effects of mergers, acquisitions and divestitures, including our ability to successfully integrate mergers and acquisitions;

•	our ability to respond to changing customer preferences;

•	our dependence on Peabody Energy for a significant portion of our revenues;

•	price volatility and demand, particularly in higher margin products;

•	failure to comply with debt covenants;

•	the outcome of pending or future litigation;

•	weather patterns affecting energy demand;

•	competition in our industry;

•	changes in postretirement benefit obligations;

•	changes to contribution requirements to multi-employer benefit funds;

•	availability and costs of competing energy resources;

•	interest rate fluctuation;

•	inflationary trends, including those impacting materials used in our business;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings set forth in Part I, Item 3 of our 2008 Annual Report on Form 10-K and Part II, Item 1 of this report.
     These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our 2008 Annual Report on Form 10-K and in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. We do not undertake any obligation (and expressly disclaim any such obligation) to update or revise the forward-looking statements, except as required by federal securities laws.
     Overview
     We are a leading producer of thermal coal in the eastern United States, with operations and coal reserves in Appalachia and the Illinois Basin, our operating segments. We are also a leading U.S. producer of metallurgical quality coal. Our principal business is the mining, preparation and sale of thermal coal, also known as steam coal, for sale primarily to electric utilities and metallurgical coal, for sale to steel mills and independent coke producers. In the first six months of 2009, we sold 16.7 million tons of coal, of which 86% was sold to domestic electric utilities and industrial customers and 14% was sold to domestic and global steel and coke producers. In 2008, we sold 28.5 million tons of coal, of which 79% was sold to electric utilities and 21% was sold to domestic and global steel producers. We control approximately 1.8 billion tons of proven and probable coal reserves. Our proven and probable coal reserves include metallurgical coal and medium and high Btu thermal coal, with low, medium and high sulfur content.
     Our operations consist of fourteen current mining complexes, which include company-operated mines, contractor-operated mines and coal preparation facilities. The Appalachia and Illinois Basin segments consist of our operations in West Virginia and Kentucky, respectively. We ship coal to electric utilities, industrial users and metallurgical coal customers via various company-owned and third-party loading facilities and multiple rail and river transportation routes.
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
     Our mining operations and coal reserves are as follows:
• Appalachia. In southern West Virginia, we have ten mining complexes located in Boone, Clay, Lincoln, Logan and Kanawha counties, and in northern West Virginia, we have one complex located in Monongalia County. In Appalachia, we sold 13.1 million and 20.6 million tons of coal in the six months ended June 30, 2009 and the year ended December 31, 2008, respectively. As of December 31, 2008, we controlled 1.18 billion tons of proven and probable coal reserves in Appalachia, of which 468 million tons were assigned to current operations.
• Illinois Basin. In the Illinois Basin, we have three mining complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 3.6 million and 7.9 million tons of coal in the six months ended June 30, 2009 and the year ended December 31, 2008, respectively. As of December 31, 2008, we controlled 655 million tons of proven and probable coal reserves in the Illinois Basin, of which 136 million tons were assigned to current operations.

Results of Operations
Adjusted EBITDA
     The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as net income before deducting interest income and expense; income taxes; asset retirement obligation expense; depreciation, depletion and amortization; and net sales contract accretion. Segment Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Because Segment Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Note 12 to our unaudited condensed consolidated financial statements. Segment Adjusted EBITDA excludes selling, general and administrative expenses, past mining obligation expense and gain on disposal or exchange of assets and is reconciled to its most comparable measure below under Net Income.
Three and Six Months Ended June 30, 2009 Compared to June 30, 2008
     Summary
     Early in 2009, we implemented a Management Action Plan as a strategic response to the weakened coal markets. This Action Plan included output and cost reductions, workforce redeployment and sales contract renegotiations. As a result of this plan, during the first half of 2009 we suspended certain company-owned and contract mines, deferred production start up at one newly-developed mining complex and cancelled certain operating shifts at various mining complexes. We have restructured certain below-market legacy coal supply agreements and are in negotiations with other customers.
     Our 2009 results were impacted by the inclusion of the acquired Magnum operations. Results of the Magnum operations are included in our consolidated results of operations beginning July 23, 2008, the date of the acquisition. The increased revenue from Magnum was partially offset by lower customer demand and increased customer deferrals during the three and six months ended June 30, 2009.
     Tons Sold and Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2009	2008	Tons/$	%	2009	2008	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold:
Appalachia
Mining Operations	6,498	3,723	2,775	74.5%	13,137	6,903	6,234	90.3%
Illinois Basin
Mining Operations	1,771	2,138	(367)	(17.2)%	3,590	4,043	(453)	(11.2)%

Total Tons Sold	8,269	5,861	2,408	41.1%	16,727	10,946	5,781	52.8%

Revenue:
Appalachia
Mining Operations	$415,089	$253,137	$161,952	64.0%	$868,545	$465,899	$402,646	86.4%
Illinois Basin
Mining Operations	69,960	75,332	(5,372)	(7.1)%	139,342	141,671	(2,329)	(1.6)%
Appalachia Other	21,947	11,211	10,736	95.8%	28,045	16,444	11,601	70.5%

Total Revenues	$506,996	$339,680	$167,316	49.3%	$1,035,932	$624,014	$411,918	66.0%

Average sales price per ton sold:
Appalachia	$63.88	$67.99	$(4.11)	(6.0)%	$66.11	$67.49	$(1.38)	(2.0)%
Illinois Basin	39.50	35.23	4.27	12.1%	38.81	35.04	3.77	10.8%

     Revenues in the Appalachia segment were higher in the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily related to $147.6 million and $340.2 million of revenue, respectively, from the Magnum acquisition.
     Sales volumes in the Appalachia segment increased in the three months ended June 30, 2009, primarily from the 3.2 million tons sold from the acquired Magnum operations. This increase was partially offset by an overall decline in customer demand and lower metallurgical sales due to customer shipment deferrals. As a result, we suspended certain mines and decreased operating shifts at other mines as mentioned previously. To a lesser extent, hard cutting and other difficult geologic conditions also negatively impacted sales volumes.
     Sales volumes in the Appalachia segment increased in the six months ended June 30, 2009, primarily from the 6.5 million tons sold from the acquired Magnum operations. Additionally, sales volumes were slightly higher during the first half of 2009 due primarily to improved volumes at our Federal mining complex, which experienced two roof falls during the first half of 2008. This increase was partially offset by the shipment deferrals and production cuts described above and lower production at our Harris mine. The Harris mine discontinued longwall production in the first quarter of 2008, converting to continuous miner operations beginning in the second quarter of 2008 and into 2009.
     Revenues in the Illinois Basin segment were lower for the three and six months ended June 30, 2009 compared to the prior year primarily due to lower sales volume caused by unfavorable weather conditions and adverse roof conditions. Lower sales volumes were partially offset by higher average sales prices.
     Appalachia Other Revenue was higher for the three and six months ended June 30, 2009 primarily due to cash settlements received for reduced shipments in the first half of 2009, primarily during the second quarter, as a result of renegotiated customer agreements.
     Segment Adjusted EBITDA

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)
Appalachia Mining
Operations and Other	$68,605	$63,096	$5,509	8.7%	$138,092	$105,094	$32,998	31.4%
Illinois Basin
Mining Operations	3,873	2,759	1,114	40.4%	6,914	8,098	(1,184)	(14.6)%

Segment Adjusted EBITDA	$72,478	$65,855	$6,623	10.1%	$145,006	$113,192	$31,814	28.1%

     Segment Adjusted EBITDA for Appalachia was higher in the three and six months ended June 30, 2009 as compared to 2008, primarily due to the contribution from the additional volume associated with the Magnum operations. During the three months ended June 30, 2009, we received cash settlements for reduced shipments. These cash settlements, which were a significant portion of the second quarter 2009 Segment Adjusted EBITDA, approximated the financial impact associated with deferred or cancelled customer commitments. These increases were partially offset by lower customer demand for metallurgical and thermal coal, resulting in mine suspensions and fewer production days overall. In addition, we encountered hard cutting conditions at certain locations and higher costs related to contract mining, which were driven by contract increases in mid- to late- 2008.
     Segment Adjusted EBITDA for the Illinois Basin increased in the three months ended June 30, 2009 from the prior year primarily due to higher average sales prices. These increases were partially offset by higher average costs due in part to lower production volumes.
     Segment Adjusted EBITDA for the Illinois Basin decreased in the six months ended June 30, 2009 from the prior year primarily due to lower production volumes attributable to severe winter storms and less production days, and to higher average costs due to lower production volumes. These decreases were partially offset by higher average sales prices and lower diesel fuel costs.

Net Income

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2009	2008	$	%	2009	2008	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$72,478	$65,855	$6,623	10.1%	$145,006	$113,192	$31,814	28.1%
Corporate and Other:
Past mining obligation expense	(34,211)	(21,622)	(12,589)	(58.2)%	(72,011)	(43,743)	(28,268)	(64.6)%
Net gain on disposal or exchange of assets	4,031	6,336	(2,305)	(36.4)%	4,061	6,530	(2,469)	(37.8)%
Selling and administrative expenses	(11,360)	(9,488)	(1,872)	(19.7)%	(24,246)	(17,777)	(6,469)	(36.4)%

Total Corporate and Other	(41,540)	(24,774)	(16,766)	(67.7)%	(92,196)	(54,990)	(37,206)	(67.7)%
Depreciation, depletion and amortization	(50,357)	(20,905)	(29,452)	(140.9)%	(105,336)	(39,515)	(65,821)	(166.6)%
Sales contract accretion	61,721	-	61,721	n/a	138,528	-	138,528	n/a
Asset retirement obligation expense	(7,611)	(3,259)	(4,352)	(133.5)%	(14,062)	(6,675)	(7,387)	(110.7)%
Interest expense	(9,137)	(5,796)	(3,341)	(57.6)%	(17,730)	(8,118)	(9,612)	(118.4)%
Interest income	5,836	3,621	2,215	61.2%	9,323	6,870	2,453	35.7%

Income before income taxes	31,390	14,742	16,648	112.9%	63,533	10,764	52,769	490.2%
Income tax provision	-	(3,507)	3,507	n/a	-	(2,595)	2,595	n/a

Net income	$31,390	$11,235	$20,155	179.4%	$63,533	$8,169	$55,364	677.7%

     Past mining obligations were higher in the three and six months ended June 30, 2009 than the corresponding period in the prior year primarily due to the addition of retiree healthcare liabilities from the Magnum operations and due to higher subsidence expense incurred at a closed mine.
     Net gain on disposal or exchange of assets was lower in the three and six months ended June 30, 2009 compared to the prior year. In 2009, net gain on disposal or exchange of assets included a $4.2 million gain on the exchange of surface land for certain mineral interests. In 2008, net gain on disposal or exchange of assets included a $6.3 million gain on the exchange of certain leasehold mineral interests.
     Selling and administrative expenses increased for the three and six months ended June 30, 2009 as compared to the corresponding period in the prior year primarily due to the addition of Magnum operations.
     Depreciation, depletion and amortization increased in the three and six months ended June 30, 2009 compared to the prior year, primarily due to the addition of the Magnum assets.
     Net sales contract accretion resulted from the below market coal sale and purchase contracts acquired in the Magnum transaction and recorded at fair value in purchase accounting. The net liability generated from applying fair value to these contracts is being accreted over the life of the contracts as the coal is shipped.
     Asset retirement obligation expense increased in the three and six months ended June 30, 2009 primarily due to the acquisition of Magnum.
     Interest expense increased in the three and six months ended June 30, 2009 primarily due to expenses related to our convertible notes that were issued in May 2008 and higher letter of credit fees related to the Magnum acquisition, partially offset by the commitment fee expensed due to the termination of a bridge loan facility related to our assumption of Magnum’s debt during the three months ended June 30, 2008.
     As further explained in Liquidity and Capital Resources — Private Convertible Notes Issuance, we adopted a new accounting standard, effective January 1, 2009, and retrospectively applied the impact of the adoption to the inception of the notes. Based on this new guidance, we recorded a discount to the face value of the notes, reflecting the fair value of the notes without a conversion feature. The debt discount is amortized over the contractual life of the notes, resulting in interest expense higher than the coupon interest rate. For the three and six months ended June 30, 2009, interest expense for the convertible notes was $3.6 million and $7.1 million, which included debt discount amortization of $1.9 million and $3.8 million, respectively. For both the three and six months ended June 30, 2008, interest expense for the convertible notes was $1.1 million, which included debt discount amortization of $0.6 million.
     Interest income increased in the three and six months ended June 30, 2009 compared to the prior year due to the collection of certain Black Lung excise tax refunds, and related interest, allowed by the Economic Stimulus Act of 2008.
     For the three and six months ended June 30, 2009, no income tax provision was recorded due to our anticipated tax net operating loss for the year ending December 31, 2009 and the full valuation allowance recorded against our net deferred tax assets. The primary difference between book and taxable income for 2009 is the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired with Magnum, with such amounts being included in the computation of book income but excluded from the computation of taxable income. For the three and six months ended June 30, 2008, we reported income tax expense of $3.5 million and $2.6 million, respectively, based on the forecasted effective tax rate for 2008.
Outlook
     Market
     Thermal markets remained challenging in the second quarter of 2009, as soft demand for electricity, low natural gas prices and high coal inventory levels set the tone. In the U.S., electricity generation for the quarter was down 4.8%, primarily due to reduced industrial demand. These factors contributed to a 7.0% reduction of thermal coal consumption at U.S. electric generation facilities during the quarter. Inventories at eastern facilities at the end of second quarter were approximately 31 million tons higher than a year ago. U.S. thermal coal spot pricing has remained relatively flat in the second quarter, at levels in some cases below the industry’s cost of production.
     Steel production in the U.S. increased 4.7% from the prior quarter, due to restocking and increased demand. Utilization of U.S. steel mills improved from 40% early in the second quarter to 49% by quarter-end. Global blast furnace iron production increased 7.0% from the prior quarter, driven by China, Russia, South Korea and India. As a result, domestic and global demand for metallurgical coal has stabilized, and steel producers are accepting more consistent deliveries of coal, with fewer deferrals.
     Coal production has continued to decrease in response to reduced demand and low spot prices. We now estimate 2009 U.S. production will be reduced by more than 100 million tons from 2008 levels. As the global economy improves, we expect metallurgical coal demand to rebound and thermal coal inventory levels to decline in the first half of 2010. As demand for electricity and steel returns to more normal volumes, we expect the global energy shortage, and specifically the coal shortage, to once again be very apparent.
     Patriot Operations
     As discussed more fully under Item 1A. Risk Factors in this report and in our 2008 Annual Report on Form 10-K, our results of operations in the near-term could be negatively impacted by unforeseen adverse geologic conditions or equipment problems at mining locations; customer performance and credit risks; the economic recession; reductions of purchases or deferral of deliveries by major customers; the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation; environmental and coal mining laws and regulations; the availability and costs of credit, surety bonds and letters of credit; the inability of contract miners to fulfill delivery terms of their contracts; delays in obtaining or the inability to obtain required permits for new mining operations; and the unavailability of transportation for coal shipments. On a long-term basis, our results of operations could also be impacted by our ability to secure or acquire high-quality coal reserves; our ability to attract and retain skilled employees and contract miners; our ability to find replacement buyers for coal under contracts with comparable terms to existing contracts; and rising prices of key supplies, mining equipment and commodities. If upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. Management has continued to focus on controlling costs, optimizing performance and responding quickly to market changes.
     Early in 2009, we implemented a Management Action Plan in response to the weakened coal markets. In January 2009, we announced the idling of our Black Oak mine. On April 2, 2009, we announced additional contract mine suspensions, the deferral of the opening of the Blue Creek complex and the cancellation of certain operating shifts at various mining complexes. Previously, we had performed a comprehensive strategic review of our mining complexes and their relative cost structures in conjunction with the Magnum acquisition. As a result, we idled our Jupiter mining complex effective December 31, 2008 and the Remington complex effective March 31, 2009.
     Both our Federal and Panther longwall operations experienced improved performance in the first half of 2009. Our Federal longwall operation improved significantly during the first quarter as compared to 2008, when it experienced two roof falls. The Panther longwall operation has improved throughout 2009, with production improving 10% in the second quarter as compared to the first quarter of 2009, but still short of normalized levels. In July, we began moving to the next Panther longwall panel and upgrading significant components of the longwall mining equipment. We expect productivity and reliability to improve at Panther in future quarters with the new and refurbished equipment, coupled with changes in the mine plan to bypass difficult geologic areas.
     As of June 30, 2009, substantially all of our expected 2009 production was committed. Our 2009 volumes reflect recent contract restructuring and shipment deferral arrangements. Unpriced volumes for 2010 will depend on the finalization of production plans, taking into account demand, pricing, cost structures and the availability of mining permits.
     Against the backdrop of soft demand and high inventory levels for thermal coal, as well as ongoing surface mining permit delays, we continue to evaluate various operating scenarios in order to quickly respond to challenges and opportunities as they arise. Most recently, on August 3, 2009, we announced the closing of our Samples surface mine due to its higher cost structure relative to our other operations. Our operating team has responded to the challenges of an extremely depressed coal market in the first half of 2009 by improving productivity and reducing costs. We continue to refine our operating plans to match the demand for our products.
     Actual events and results may vary significantly from those included in, or contemplated, or implied by the forward-looking statements under Outlook. The guidance provided under the caption Outlook should be read in conjunction with the section entitled Cautionary Notice Regarding Forward Looking Statements and Item 1A. Risk Factors included in this report. For additional information regarding the risks and uncertainties that affect our business, see Item 1A. Risk Factors in our 2008 Annual Report on Form 10-K.
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
     Net cash provided by operating activities was $19.6 million for the six months ended June 30, 2009, compared to $31.2 million in the same period of 2008. The decrease in cash provided by operating activities primarily relates to the lower cash operating results.
     Net cash used in investing activities was $37.0 million for the six months ended June 30, 2009, compared to $49.9 million in the same period of 2008. The decrease in cash used reflected a $14.7 million decrease in investment in joint ventures and additional proceeds from the sale of assets of $3.5 million, partially offset by additional advance mining royalties of $4.0 million.
     Net cash provided by financing activities was $63.7 million for the six months ended June 30, 2009, compared to $15.7 million in the same period of 2008. The increase in cash provided was primarily due to our common stock offering in June 2009, partially offset by the repayment of the outstanding balance of our revolving credit facility.
     Shelf Registration
     On March 3, 2009, we filed a shelf registration statement with the Securities and Exchange Commission on Form S-3, which allows us to sell up to $300 million in various types of securities from time to time. The specific terms of any offering would be established at the time of the offering and provided in a prospectus supplement. On May 6, 2009, the shelf registration statement was declared effective.

     Common Stock Offering
     On June 16, 2009 we completed a public offering of 12 million shares of our common stock in a registered public offering under our shelf registration at $7.90 per share. The net proceeds from the sale of shares, after deducting fees and commissions, were $89.1 million. The proceeds were used to repay the outstanding balance on our revolving credit facility, with the remainder to be used for general corporate purposes. We granted the managing underwriters a 30-day option to purchase up to an additional 1.8 million shares, which was not exercised.
     Credit Facility
     On October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility, subsequently amended for the Magnum acquisition and the issuance of the convertible notes. This facility is available for our working capital requirements, capital expenditures and other corporate purposes. As of June 30, 2009 and December 31, 2008, the balance of outstanding letters of credit issued against the credit facility totaled $331.9 million and $350.8 million, respectively. There were no outstanding short-term borrowings on this facility at June 30, 2009. Outstanding short-term borrowings were $23.0 million as of December 31, 2008. Availability under the credit facility was $168.1 million and $126.2 million as of June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, we were in compliance with the covenants of our amended credit facility. Subsequent to June 30, 2009, we increased our credit facility by $22.5 million, bringing the total credit facility to $522.5 million.
     Private Convertible Notes Issuance
     On May 28, 2008, Patriot completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013. Also in May 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 specifies that issuers of convertible debt instruments that may settle in cash upon conversion must bifurcate the proceeds from the debt issuance between debt and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The equity component reflects the value of the conversion feature of the notes.
     We adopted FSP APB 14-1 effective January 1, 2009, with retrospective application to the inception of these convertible notes. We utilized an interest rate of 8.85% to reflect the nonconvertible market rate of our offering upon issuance, which resulted in a $44.7 million discount to the convertible note balance and an increase to “Additional paid-in capital” to reflect the value of the conversion feature. In addition, we allocated the financing costs related to the issuance of the convertible instruments between the debt and equity components. The debt discount is amortized over the contractual life of the convertible notes, resulting in additional interest expense above the contractual coupon amount.
     At December 31, 2008, based on the required retrospective application of FSP APB 14-1, the principal amount of the convertible notes of $200.0 million was adjusted for the debt discount of $40.4 million, resulting in a long-term convertible note balance of $159.6 million. At June 30, 2009, the debt discount was $36.5 million, resulting in a long-term convertible note balance of $163.5 million. See discussion in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Income for the impact of interest expense for the three and six months ended June 30, 2009 and 2008.
     Capital Lease Obligations and Other
     During the second quarter of 2009, the construction of the Blue Creek preparation plant was completed resulting in reclassification of the construction-phase liability from “Other noncurrent liabilities” to current and long-term debt, as applicable.

Newly Adopted Accounting Pronouncements
     FASB Staff Position APB 14-1
     As disclosed in Private Convertible Notes Issuance, we adopted FSP APB 14-1 effective January 1, 2009.
     FASB Staff Position EITF 03-6-1
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share under the “two-class method.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We adopted FSP EITF 03-6-1 effective January 1, 2009 with all prior period earnings per share data adjusted retrospectively. The calculations of earnings per share amounts presented in this report include all participating securities as required by FSP EITF 03-6-1.
     FASB Statement No. 141(R)
     In December 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141(R), “Business Combinations,” which replaces SFAS No. 141 and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) is effective for any business combination with an acquisition date on or after January 1, 2009.
     FASB Statement No. 160
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. SFAS No. 160 requires that a noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity and the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the consolidated statement of operations. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We adopted the provisions of SFAS No. 160 effective January 1, 2009, with no affect to any of the periods presented in this report.
     FASB Statement No. 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires an entity to provide enhanced disclosures about its use of derivative instruments, the accounting for derivatives and related hedged items, and the related effect on an entity’s financial condition, results of operations and cash flows. We adopted SFAS No. 161 on January 1, 2009. See Note 14 for the required disclosures.
     FASB Staff Position FAS No. 157-2
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measures. SFAS No. 157 clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. We elected to implement SFAS No. 157 with the one-year deferral permitted by FSP FAS 157-2. The deferral applied to nonfinancial assets and liabilities measured at fair value in a business combination. As of January 1, 2009, we fully adopted SFAS No. 157, including applying its provisions to nonfinancial assets and liabilities measured at fair value in a business combination. The full adoption of SFAS No. 157 did not change the valuation approach or materially change the purchase accounting for the Magnum acquisition, which was finalized in the second quarter of 2009.
     FASB Statement No. 165
     In June 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. We adopted SFAS No. 165 effective June 30, 2009.
     FASB Staff Position FAS No. 107-1 and APB 28-1
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS No. 107-1). FSP FAS No. 107-1 extends the disclosure requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” to interim financial statements of publicly traded companies. We adopted FSP FAS No. 107-1 effective June 30, 2009.
     Pending Adoption of Recent Accounting Pronouncements
     FASB Statement No. 167
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends Interpretation 46(R) to require a company to perform a qualitative analysis to determine whether it has a controlling financial interest in a variable interest entity. In addition, a company is required to assess whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of SFAS No. 167 on our operating results, cash flows and financial condition.
     FASB Statement No. 168
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the impact of SFAS No. 168 on our financial reporting disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Commodity Price Risk
     The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 78% of our sales volume under coal supply agreements with terms of one year or more during 2008. As of June 30, 2009 our total unpriced planned production for 2009 was minimal. We continue to evaluate production levels for 2010 and future years based on demand and pricing. Unpriced volumes for 2010 will depend on the finalization of these production plans.
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

     With the addition of Magnum, our commodity risk profile changed as our annual usage of diesel fuel has increased significantly. To manage a portion of this risk, we have entered into heating oil swap contracts with financial institutions. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. As of June 30, 2009, the notional amounts outstanding for these swaps included 4.8 million gallons of heating oil expiring through the remainder of 2009 and 12.0 million gallons of heating oil expiring throughout 2010. We expect to purchase approximately 30 million gallons of diesel fuel annually across all operations. Aside from these hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $3.0 million.
     Credit Risk
     For the six months ended June 30, 2009, approximately 22% of our revenue was generated through sales to a marketing affiliate of Peabody. We will continue to supply coal to Peabody on a contract basis as described above so Peabody can meet its commitments under pre-existing customer agreements sourced from our operations. One of these arrangements with Peabody provides for the adjustment of a major existing coal sales agreement sourced from Patriot’s operations to increase the price paid to us thereunder. The term of the last pre-existing customer arrangement between Patriot and Peabody will expire on December 31, 2012. Our remaining sales are primarily made directly to electric utilities, industrial companies and steelmakers. Therefore, our concentration of credit risk is with Peabody, as well as electric utilities and steelmakers.
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
     Additionally, as of June 30, 2009, we had $148.8 million in notes receivable outstanding, arising out of the sale of coal reserves and surface land discussed in Note 6 of our 2008 Annual Report on Form 10-K at December 31, 2008. Of this amount, $34.7 million is included in “Accounts receivable and other” and the remaining $114.1 million is recorded in “Notes receivable” on the condensed consolidated balance sheet. Of the total notes receivable outstanding, 98% is from a single counterparty. Each of these notes contains a cross-collaterization provision secured primarily by the underlying coal reserves and surface land.
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2009, and has concluded that the disclosure controls and procedures were adequate and effective as of such date.
     There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 15 to the unaudited condensed consolidated financial statements included in Part I, Item 1. of this report relating to certain legal proceedings, which information is incorporated by reference herein.
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
     As the ongoing global economic recession has caused the price of, and demand for, coal to decline, certain of our thermal and metallurgical coal customers have delayed shipments or requested deferrals pursuant to our existing long-term coal supply agreements. In the current economic environment, the spot market does not provide an acceptable alternative to sell our inventory tons resulting from customer deferrals. Therefore, our inventory of saleable coal has increased. While we have settled some such customer requests, we are currently evaluating other customer deferrals and are in negotiations with certain customers. In one case, we have filed a demand for arbitration to enforce the terms of the contract because we have not been able to reach an agreement. Until the arbitration has been settled, we have obtained an injunction requiring the customer to accept coal shipments under the contract terms.
     Customer deferrals, if agreed to, could affect the amount of revenue we recognize in 2009. Customer deferrals could adversely affect our results of operations and liquidity if we do not receive equivalent value from such customers and we are unable to sell committed coal at the contracted prices under our existing coal supply agreements.
     In an effort to curtail further excess coal production and limit costs, we have cancelled certain operating shifts, idled certain existing mining complexes and delayed the opening of an additional mining complex. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook — Patriot Operations for more information.
     Certain of our contracts establish prices and terms that allow us to expect relatively higher levels of profitability than other contracts, assuming both we and our customer perform under the terms of these agreements. From time to time, our profitability may be impacted by negotiated customer settlements, rather than the delivery of the volume of coal. To the extent we, or a customer, do not fully perform under one of these relatively more profitable contracts, our results of operations and operating profit in the reporting period during which such nonperformance occurs would be materially and adversely affected.
     Recent increased focus on permitting may result in changes to laws and regulations which may make it more difficult to obtain, renew and comply with permits.
     Section 404 of the Clean Water Act requires mining companies to obtain U.S. Army Corps of Engineers (ACOE) permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. As is the case with other coal mining companies operating in Appalachia, our construction and mining activities, including our surface mining operations, frequently require Section 404 permits. ACOE issues two types of permits pursuant to Section 404 of the Clean Water Act: “nationwide” (or general) and “individual” permits. Nationwide permits are issued to streamline the permitting process for dredging and filling activities that have minimal adverse environmental impacts. An individual permit typically requires a more comprehensive application process, including public notice and comment.
     The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the Clean Water Act, whether general permits commonly described as the Nationwide Permit 21 (NWP 21), or individual permits, has been the subject of many recent court cases and increased regulatory oversight, the results of which may increase our permitting and operating costs, result in permitting delays, suspend current operations or prevent the opening of new mines.

     For instance, on June 11, 2009, the White House Council on Environmental Quality announced that the Environmental Protection Agency (EPA), the Department of the Interior (DOI) and the ACOE had entered into a Memorandum of Understanding and Interagency Action Plan on Appalachian Surface Coal Mining (IAP) which is designed to coordinate actions between the agencies and to increase federal scrutiny and oversight of state permitting, enforcement and other activities affecting Appalachian surface mining, all with the stated goal of reducing the environmental impacts of mountaintop removal coal mining in West Virginia and other Appalachian states. Among other things, the IAP sets forth a proposal to prohibit use of the general NWP 21 for surface coal mining operations and a commitment by the DOI to issue guidance clarifying the rules on the use of valley fills within a set distance of a stream. The IAP also states that there will be a general review of how surface mining is evaluated, authorized and regulated under the Clean Water Act, which may lead to further changes to relevant laws or enforcement thereof.
     On July 15, 2009, the ACOE announced it is soliciting public comments on proposals related to the use of NWP 21 pursuant to the IAP. The proposals are to modify NWP 21 to prohibit its use in the Appalachian region for surface coal mining operations and to suspend the use of NWP 21 in West Virginia and other Appalachian states while the ACOE completes the process of modifying it. In the absence of NWP 21, individual permits will be required for surface coal mining projects. We have converted any pending permits that were submitted under NWP 21 to individual permits and believe a prohibition of NWP 21 permits would have a minimal effect on our future production. We have a number of individual permit applications pending, including in particular a permit application relating to the Hobet mine that was originally submitted in December 2007. We expect to complete mining with the dragline equipment under our current Hobet permit in mid-2010 and after that we cannot continue mining with the dragline equipment without receipt of this pending permit. Dragline mining is the most efficient method for the Hobet reserves and if we are unable to continue dragline mining, our cost structure would be adversely affected.
     Future permit applications are expected to be subject to additional review. In July 2009, the EPA requested that the West Virginia Department of Environmental Protection (WVDEP) provide copies of draft National Pollution Discharge Elimination System (NPDES) permits for discharges associated with surface coal mining operations and announced its plans to conduct Permit Quality Reviews of mining permits in West Virginia. It is unknown precisely what other future changes will be implemented, but the announced changes and any additional future changes could result in an inability to obtain new permits or to maintain existing permits and in the incurrence of fines, penalties and other costs. As is the case with other coal mining companies operating in Appalachia, changes to the permit application or compliance process or potential permitting delays could adversely affect our business.
     New developments in the regulation of greenhouse gas emissions could materially adversely affect our customers’ demand for coal and our results of operations, cash flows and financial condition.
     One by-product of burning coal is carbon dioxide, which has been linked in certain studies as a contributor to climate change. Recently, legislators have been considering the passage of significant new laws, regulators have been considering using existing laws to limit carbon dioxide emissions, and other measures are being imposed or offered, with the ultimate goal of reducing carbon dioxide and other greenhouse gas emissions.
     On April 17, 2009, the EPA issued a proposed finding that emissions of carbon dioxide and other greenhouse gases contribute to air pollution and endanger human health and welfare (the Endangerment Finding). If this finding is ultimately adopted, it would permit the EPA to begin regulating greenhouse gas emissions under the Clean Air Act. The public comment period on the proposed Endangerment Finding expired in June 2009, but whether and to what extent the EPA will regulate carbon dioxide emissions or other greenhouse gas emissions under the Clean Air Act is still unclear, particularly given the ongoing efforts to regulate these emissions through the passage of new federal laws. Any regulation of greenhouse gas emissions under the Clean Air Act would likely affect coal-fueled power plants, in particular, and the amount of coal our customers purchase from us could decrease. In addition to the potential for the EPA to impose regulations on carbon dioxide emissions, the U.S. House of Representatives recently passed, and the U.S. Senate is currently considering, carbon dioxide legislation that would, among other things, impose a nationwide cap on carbon dioxide emissions and require major sources, including coal-fueled power plants, to obtain “allowances” to meet that cap. The current administration has also expressed support for such legislation.
     Demand for and use of coal also may be limited by any global treaties which place restrictions on carbon dioxide emissions. As part of the United Nations Framework Convention on Climate Change, representatives from 187 nations met in Bali, Indonesia in December 2007 to discuss a program to limit greenhouse gas emissions after 2012. The United States participated in the conference. The convention adopted what is called the “Bali Action Plan.” The Bali Action Plan contains no binding commitments, but concludes that “deep cuts in global emissions will be required” and provides a timetable for two years of talks to shape the first formal addendum to the 1992 United Nations Framework Convention on Climate Change treaty since the Kyoto Protocol. The next meeting of the parties to the Bali Action Plan will be in

Copenhagen, Denmark in December 2009 where participating nations are expected to consider whether to commit to binding greenhouse gas emissions reductions.
     These and other international, federal, state, regional or local regulation of greenhouse gas emissions will likely require additional controls on coal-fueled power plants and industrial boilers and may cause some users of coal to switch from coal to alternative fuels and may have a material adverse impact on the global supply and demand for coal, any of which could adversely affect our results of operations, cash flows and financial condition.
Item 4. Submission of Matters to a Vote of Security Holders.
     Patriot Coal Corporation’s annual meeting of stockholders was held on May 12, 2009. The shares of common stock eligible to vote were based on a record date of March 20, 2009. Three Class I directors were elected to serve for three-year terms expiring in 2012. A tabulation of votes for each director is set forth below:

	For	Withheld
B. R. Brown	53,721,827	14,391,186
John F. Erhard	66,926,706	1,186,307
John E. Lushefski	53,777,456	14,335,557
     Other directors whose term of office continued after the meeting were Irl F. Engelhardt, J. Joe Adorjan, Michael P. Johnson, Michael M. Scharf, Robb E. Turner, Robert O. Viets and Richard M. Whiting.
     Stockholders also voted to ratify Ernst & Young LLP as our independent registered public accounting firm for 2009.

				Broker
	For	Against	Abstentions	Non-votes
Ratification of independent registered public accounting firm	67,713,520	229,487	170,002	—
     Our 2007 Long-Term Equity Incentive Plan and our Management Annual Incentive Compensation Plan were also approved for purposes of Section 162(m) of the Internal Revenue Code.

				Broker
	For	Against	Abstentions	Non-votes
2007 Long-Term Equity Incentive Plan	46,175,442	6,347,317	85,894	15,504,360
Management Annual Incentive Compensation Plan	51,029,328	834,395	744,930	15,504,359
Item 5. Other Information.
     On August 7, 2009, a letter agreement with Paul Vining, the President and Chief Operating Officer of Patriot, was amended and restated. The letter agreement was originally entered into when Mr. Vining was the Chief Executive Officer of Magnum Coal Company, pursuant to which certain stockholders of Magnum agreed to deliver to Mr. Vining specified portions of Patriot common stock that they received as a result of Patriot’s acquisition of Magnum. The amended and restated letter agreement provides for the relevant stockholders to deliver to Mr. Vining, within 10 days of January 22, 2010, shares of Patriot common stock with a value, determined at that time, of $3,000,000. The foregoing description of the amended and restated letter agreement does not purport to be complete and is qualified in its entirety by reference to the amended and restated letter agreement attached hereto as Exhibit 10.1, which is incorporated herein by reference.
Item 6. Exhibits.
     See Exhibit Index on page 35 of this report.

SIGNATURE
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION

Date: August 7, 2009	By:	/s/ MARK N. SCHROEDER
Mark N. Schroeder
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

2.1	Separation Agreement, Plan of Reorganization and Distribution, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

2.2	Agreement and Plan of Merger, dated as of April 2, 2008, by and among Magnum Coal Company, Patriot Coal Corporation, Colt Merger Corporation, and ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as Stockholder Representative (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

4.1	Rights Agreement, dated October 22, 2007, between Patriot Coal Corporation and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

4.3	First Amendment to Rights Agreement, dated as of April 2, 2008, to the Rights Agreement, dated as of October 22, 2007 between Patriot Coal Corporation and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

4.4	Indenture dated as of May 28, 2008, by and between Patriot Coal Corporation, as Issuer, and U.S. Bank National Association, as trustee (including form of 3.25% Convertible Senior Notes due 2013) (Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 29, 2008).

10.1*	Letter Agreement between ArcLight Energy Partners Fund I, L.P., ArcLight Energy Partners Fund II, L.P. and Paul Vining dated August 7, 2009.

31.1*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Financial Officer.

99.1	Patriot Coal Corporation Rights Adjustment Certificate dated July 28, 2008 (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

*	Filed herewith.