Form 10-Q
period 2009-09-30
Patriot Coal CORP
filed 2009-11-06
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 90,323,753 shares of common stock with a par value of $0.01 per share outstanding on October 30, 2009.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$493,147	$486,171	$1,501,034	$1,093,741
Other revenues	13,042	3,412	41,087	19,856

Total revenues	506,189	489,583	1,542,121	1,113,597
Costs and expenses
Operating costs and expenses	469,521	500,270	1,432,458	1,054,835
Depreciation, depletion and amortization	50,413	42,215	155,749	81,730
Reclamation and remediation obligation expense	9,206	5,051	23,268	11,726
Sales contract accretion	(93,988)	(137,389)	(232,516)	(137,389)
Selling and administrative expenses	11,272	7,533	35,518	25,310
Net gain on disposal or exchange of assets	(10)	(491)	(4,071)	(7,021)

Operating profit	59,775	72,394	131,715	84,406
Interest expense	10,656	7,378	28,386	15,496
Interest income	(3,723)	(3,588)	(13,046)	(10,458)

Income before income taxes	52,842	68,604	116,375	79,368
Income tax benefit	—	(2,595)	—	—

Net income	$52,842	$71,199	$116,375	$79,368

Weighted average shares outstanding:
Basic	90,277,301	71,681,084	82,753,236	59,614,902
Effect of dilutive securities	794,839	520,595	558,338	450,362

Diluted	91,072,140	72,201,679	83,311,574	60,065,264

Earnings per share:
Basic	$0.59	$0.99	$1.41	$1.33
Diluted	$0.58	$0.99	$1.40	$1.32
See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$48,636	$2,872
Accounts receivable and other, net of allowance for doubtful accounts of $141 and $540 as of September 30, 2009 and December 31, 2008, respectively	186,815	163,556
Inventories	88,247	80,953
Below market purchase contracts acquired	2,319	8,543
Prepaid expenses and other current assets	19,050	12,529

Total current assets	345,067	268,453
Property, plant, equipment and mine development
Land and coal interests	2,853,678	2,652,224
Buildings and improvements	394,546	390,119
Machinery and equipment	627,682	658,699
Less accumulated depreciation, depletion and amortization	(693,921)	(540,366)

Property, plant, equipment and mine development, net	3,181,985	3,160,676
Notes receivable	113,840	131,066
Investments and other assets	53,885	62,125

Total assets	$3,694,777	$3,622,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$7,794	$28,170
Trade accounts payable and accrued expenses	439,351	413,790
Below market sales contracts acquired	186,869	324,407

Total current liabilities	634,014	766,367
Long-term debt, less current maturities	197,586	176,123
Asset retirement obligations	237,606	224,180
Workers’ compensation obligations	190,393	188,180
Accrued postretirement benefit costs	1,010,985	1,003,254
Obligation to industry fund	40,300	42,571
Below market sales contracts acquired, noncurrent	191,206	316,707
Other noncurrent liabilities	116,756	64,757

Total liabilities	2,618,846	2,782,139
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized; 90,329,472 and 77,383,199 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	903	774
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding at September 30, 2009 and December 31, 2008)	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2009 and December 31, 2008)	—	—
Additional paid-in capital	941,803	842,323
Retained earnings	225,740	109,365
Accumulated other comprehensive loss	(92,515)	(112,281)

Total stockholders’ equity	1,075,931	840,181

Total liabilities and stockholders’ equity	$3,694,777	$3,622,320

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$116,375	$79,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	155,749	81,730
Sales contract accretion	(232,516)	(137,389)
Net gain on disposal or exchange of assets	(4,071)	(7,021)
Stock-based compensation expense	8,561	6,398
Changes in current assets and liabilities:
Accounts receivable	527	(6,931)
Inventories	(13,589)	(998)
Other current assets	(5,514)	(2,047)
Accounts payable and accrued expenses	4,228	7,241
Interest on notes receivable	(10,540)	(9,756)
Reclamation and remediation obligations	7,186	7,303
Workers’ compensation obligations	437	(4,987)
Accrued postretirement benefit costs	21,428	16,589
Obligation to industry fund	(2,406)	(2,721)
Other, net	(6,367)	5,429

Net cash provided by operating activities	39,488	32,208

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(54,167)	(74,079)
Additions to advance mining royalties	(11,331)	(6,295)
Investment in joint ventures	—	(15,385)
Cash acquired in business combination	—	21,015
Acquisitions	—	(8,965)
Proceeds from notes receivable	3,000	—
Proceeds from disposal or exchange of assets	4,768	1,789
Other	447	—

Net cash used in investing activities	(57,283)	(81,920)

Cash Flows From Financing Activities
Proceeds from equity offering, net of costs	89,077	—
Short-term debt payments	(23,000)	—
Long-term debt payments	(4,489)	(927)
Convertible notes proceeds	—	200,000
Termination of Magnum debt facility	—	(136,816)
Deferred financing costs	—	(10,040)
Common stock issuance fees	—	(1,413)
Proceeds from employee stock purchases	1,971	1,002

Net cash provided by financing activities	63,559	51,806

Net increase in cash and cash equivalents	45,764	2,094
Cash and cash equivalents at beginning of period	2,872	5,983

Cash and cash equivalents at end of period	$48,636	$8,077

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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
     We acquired Magnum Coal Company (Magnum) effective July 23, 2008. Magnum was one of the largest coal producers in Appalachia, operating eight mining complexes with production from surface and underground mines and controlling more than 600 million tons of proven and probable coal reserves. See Note 5 for additional information about the acquisition.
     Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Patriot and its subsidiaries. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments: Appalachia and the Illinois Basin (see Note 12).
     On June 16, 2009, we filed a Current Report on Form 8-K which included revisions to Items 6, 7, 7A and 8 of our Annual Report on Form 10-K for the year ended December 31, 2008. The revisions reflect our adoption of new authoritative guidance discussed in Note 2. As required, we adopted the guidance effective January 1, 2009, and retrospectively applied the impact to our financial statements as further described in Notes 1, 3, 4, 7, 13, 21 and 24 to the Notes to Consolidated Financial Statements included within the Form 8-K. These revisions included adjustments to our 2008 consolidated statements of operations, balance sheets and statements of cash flows.
     The accompanying condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three and nine months ended September 30, 2009 may not necessarily be indicative of the results for the year ending December 31, 2009. The balance sheet information as of December 31, 2008 was derived from our audited consolidated balance sheet, as revised in the Form 8-K mentioned above.
     Reclassifications
     Certain amounts in prior periods have been reclassified to conform to the 2009 presentation.
     Subsequent Events
     Subsequent events have been evaluated through November 6, 2009.
(2) Newly Adopted Accounting Pronouncements
     FASB Accounting Standards Codification
     In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards CodificationTM (Codification) which has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. Consistent with the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have reflected the Codification references in this report.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
     Debt
     In May 2008, the FASB issued new authoritative guidance which changed the accounting for our convertible notes, specifying that issuers of convertible debt instruments that may settle in cash upon conversion must bifurcate the proceeds from the debt issuance between debt and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The equity component reflects the value of the conversion feature of the notes. We adopted this authoritative guidance effective January 1, 2009, with retrospective application to the inception of our convertible notes. See Note 13 for additional disclosures regarding the impact of adoption. Previously, this guidance was known as FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” but it is now incorporated into FASB Accounting Standards Codification (FASB ASC) 470, “Debt.”
     Earnings Per Share
     In September 2008, the FASB issued new authoritative guidance which states that instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share under the “two-class method.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We adopted this authoritative guidance effective January 1, 2009 with all prior period earnings per share data adjusted retrospectively. The calculations of earnings per share amounts presented in this report include all participating securities as required by this authoritative guidance. Previously, this guidance was known as FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” but it is now incorporated into FASB ASC 260, “Earnings Per Share.”
     Business Combinations
     In December 2007, the FASB issued new authoritative guidance regarding business combinations. The guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. The guidance also requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This authoritative guidance is effective for any business combination with an acquisition date on or after January 1, 2009. Previously, this guidance was known as SFAS No. 141(R), “Business Combinations,” but it is now incorporated into FASB ASC 805, “Business Combinations.”
     Consolidation
     In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards for noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. A noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary is required to be displayed in the consolidated balance sheet as a separate component of equity, and the amount of net income attributable to the noncontrolling interest is required to be included in consolidated net income on the face of the consolidated statement of operations. In addition, this guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We adopted the provisions of this guidance effective January 1, 2009, with no effect to any of the periods presented in this report. Previously, this guidance was known as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51,” but it is now incorporated into FASB ASC 810, “Consolidation.”

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
     Derivatives and Hedging
     In March 2008, the FASB issued authoritative guidance that expands the disclosure requirements for derivative instruments and hedging activities. This guidance specifically requires an entity to provide enhanced disclosures about its use of derivative instruments, the accounting for derivatives and related hedged items, and the related effect on an entity’s financial condition, results of operations and cash flows. We adopted this guidance on January 1, 2009. See Note 14 for the required disclosures. Previously, this guidance was known as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” but it is now incorporated into FASB ASC 815, “Derivatives and Hedging.”
     Fair Value Measurements and Disclosures
     In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measures. This guidance clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. This guidance was effective for fiscal years beginning after November 15, 2007. We elected to implement the guidance with the one-year deferral permitted by subsequent guidance. The deferral applied to nonfinancial assets and liabilities measured at fair value in a business combination. As of January 1, 2009, we fully adopted the fair value guidance, including applying its provisions to nonfinancial assets and liabilities measured at fair value in a business combination. The full adoption of this guidance did not change the valuation approach or materially change the purchase accounting for the Magnum acquisition, which was finalized in the second quarter of 2009. Previously, this guidance was known as SFAS No. 157, “Fair Value Measurements,” but it is now incorporated into FASB ASC 820, “Fair Value Measurements and Disclosures.”
     Subsequent Events
     In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events have been evaluated. We adopted this guidance effective June 30, 2009. Previously, this guidance was known as SFAS No. 165, “Subsequent Events,” but it is now incorporated into FASB ASC 855, “Subsequent Events.”
     Financial Instruments
     In April 2009, the FASB issued authoritative guidance which extends certain disclosure requirements regarding financial instruments to interim financial statements of publicly traded companies. We adopted this guidance effective June 30, 2009. See Note 8 for the required disclosures. Previously, this guidance was known as FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” but it is now incorporated into FASB ASC 825, “Financial Instruments.”
     Pending Adoption of Recent Accounting Pronouncements
     Consolidation
     In June 2009, the FASB issued authoritative guidance which requires a company to perform a qualitative analysis to determine whether it has a controlling financial interest in a variable interest entity. In addition, a company is required to assess whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of this guidance on our operating results, cash flows and financial condition.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(3) Gain on Disposal or Exchange of Assets and Other Commercial Transactions
     In June 2009, we entered into an agreement to swap certain surface land for certain coal mineral rights and cash with another coal producer. We recognized a gain totaling $4.2 million on this transaction. The swap transaction was recorded at fair value. We utilized Level 3 inputs as defined by authoritative guidance in a discounted cash flows model to calculate the fair value of the coal reserve swap due to the lack of an active, quoted market and due to the inability to use other transaction comparisons because of the unique nature of the surface land provided and the coal seam received.
     Other revenues include payments from customer settlements, royalties related to coal lease agreements and farm income. During 2009, certain metallurgical and thermal customers requested shipment deferrals on committed tons. In certain situations, we agreed to release the customers from receipt of the tons in exchange for a cash settlement. For the three and nine months ended September 30, 2009, these cash settlements represent a significant portion of other revenue.
     In June 2008, we entered into an agreement to swap certain leasehold coal mineral rights with another coal producer. Additionally, we sold approximately 2.7 million tons of adjacent leasehold coal mineral rights for $1.0 million. We recognized gains totaling $6.3 million on these transactions. The swap transaction was recorded at fair value. We utilized Level 3 inputs as defined by authoritative guidance in a discounted cash flows model to calculate the fair value of the coal reserve swap due to the lack of an active, quoted market and due to the inability to use other transaction comparisons because of the unique nature of each coal seam. Also in the second quarter of 2008, we recorded a $4.9 million gain related to a structured settlement on a property transaction and received a $4.5 million settlement for past due coal royalties, which had previously been fully reserved due to the uncertainty of collection.
     In 2008, we entered into two joint ventures for which we contributed cash totaling $16.4 million and committed certain coal reserve rights. We hold a 49% interest in each joint venture and account for the interests under the equity method of accounting. As of September 30, 2009, our maximum exposure to loss is the value contributed plus additional future committed capital contributions, which for one of the joint ventures is capped at $4.1 million. The investments in these joint ventures were recorded in “Investments and other assets” in the condensed consolidated balance sheets.
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
(5) Business Combination
     On July 23, 2008, Patriot consummated the acquisition of Magnum. Magnum stockholders received 23,803,312 shares of newly-issued Patriot common stock and cash in lieu of fractional shares. The fair value of $25.29 per share of Patriot common stock issued to the Magnum shareholders was based on the average Patriot stock price for the five business days surrounding and including the merger announcement date, April 2, 2008. The total consideration for the acquisition was $739.0 million, including the assumption of $148.6 million of long-term debt, of which $11.8 million related to capital lease obligations. In conjunction with the acquisition, we issued convertible notes in order to repay Magnum’s existing senior secured indebtedness as discussed in Note 13.
     The results of operations of Magnum are included in the Appalachia Mining Operations segment from the date of acquisition. This acquisition was accounted for using the purchase method of accounting based on authoritative guidance for business combinations in effect prior to January 1, 2009. Under this method of accounting, the purchase price is allocated to the fair value of the net assets acquired.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
     The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

(Dollars in thousands)
Cash	$21,015
Accounts receivable, net	88,471
Inventories	49,294
Other current assets	39,073
Property, plant, equipment and mine development, net	2,360,072
Other noncurrent assets	5,193

Total assets acquired	2,563,118

Trade accounts payable and accrued expenses	235,505
Below market sales contracts acquired, current	497,882
Long-term debt	144,606
Below market sales contracts acquired, noncurrent	447,804
Accrued postretirement benefit costs	430,837
Other noncurrent liabilities	195,051

Total liabilities assumed	1,951,685

Total purchase price	$611,433

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
     In connection with the valuation of the Magnum acquisition, we recorded liabilities and assets related to below market coal sales and purchase contracts. The below market supply contracts were recorded at their fair value when allocating the purchase price, resulting in a liability of $945.7 million, which is being accreted into earnings as the coal is shipped over a weighted average period of approximately three years. The below market purchase contracts were recorded at their fair value, resulting in an asset of $37.8 million, which is being amortized into earnings as the coal is ultimately sold, with the majority amortized within a year subsequent to the acquisition date. “Sales contract accretion” in the consolidated statements of operations represents the below market supply contract accretion, net of the below market purchase contract amortization.
     In connection with the Magnum acquisition, we assumed liabilities related to water treatment. At the acquisition date, Magnum was in the process of testing various water treatment alternatives related to selenium effluent limits in order to comply with certain mining permits. Subsequent to the acquisition of Magnum, we have implemented selenium control plans to adjust our mining processes in a manner intended to prevent future violations of the applicable water quality standard for selenium. Uncertainty existed at the time of the acquisition related to the exact amount of our assumed liability due to the fact there is no proven technology to remediate our existing selenium discharges in excess of allowable limits to meet current permit standards.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
     The cost to treat the selenium discharges in excess of allowable limits was estimated at a net present value of $85.2 million at the acquisition date. This liability reflects the estimated costs of the treatment systems to be installed and maintained with the goal of meeting the requirements of current court orders, consent decrees and mining permits. This estimate was prepared considering the dynamics of current legislation, capabilities of currently available technology and our planned remediation strategy. (See Clean Water Act Permit Issues in Note 15 for additional discussion of selenium treatment issues.)
     We used a 13% discount rate in determining the net present value of the selenium liability. The estimated aggregate undiscounted liability was $390.7 million at acquisition date. Our estimated future payments for selenium remediation average $12 million each year over the next five years, with the remainder to be paid in the 25 years thereafter. Our estimated selenium liability is included in “Other noncurrent liabilities” and “Trade accounts payable and accrued expenses” on our condensed consolidated balance sheets. Accretion of the estimated selenium liability is included in “Reclamation and remediation obligation expense” in the condensed consolidated statements of operations.
     Based on the fair values set forth above as compared to the carryover tax basis in assets and liabilities, $69.2 million of net deferred tax liability would be recorded on Magnum’s opening balance sheet. As part of the business combination, these Magnum deferred tax liabilities have impacted management’s view as to the realization of our deferred tax assets, against which a full valuation allowance had previously been recorded. In such situations, authoritative guidance in effect at the date of the acquisition required that any reduction in the acquiring company’s valuation allowance be accounted for as part of the business combination. As such, deferred tax liabilities have been offset against a release of $69.2 million of valuation allowance within purchase accounting.
     Upon the acquisition of Magnum, we performed a comprehensive strategic review of all mining complexes and their relative cost structures in order to optimize our performance. As a result of this review, we announced plans to idle operations of both the acquired Jupiter and Remington mining complexes. The Jupiter mining complex ceased operations in December 2008 and the Remington mining complex ceased operations in March 2009. The fair value of the assets and liabilities acquired for these two mining complexes reflects their status as idled in purchase accounting.
     The following unaudited financial information presents the combined results of operations of Patriot and Magnum, on a pro forma basis, as though the companies had been combined as of January 1, 2008.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(Dollars in thousands, except per share data)
Revenues:
As reported	$489,583	$1,113,597
Pro forma	542,627	1,654,949
Net income:
As reported	$71,199	$79,368
Pro forma	15,282	204,954
Basic earnings per share:
As reported	$0.99	$1.33
Pro forma	$0.21	$3.83
Diluted earnings per share:
As reported	$0.99	$1.32
Pro forma	$0.21	$3.81
     The combined pro forma financial information has been adjusted to exclude non-recurring transaction-related expenses and includes purchase accounting adjustments for fair values impacting coal inventories, sales contract accretion, depletion of coal reserves and depreciation of property, plant and equipment. This unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had Patriot and Magnum constituted a single entity during these periods.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(6)	Income Tax Benefit
     For the three and nine months ended September 30, 2009, no income tax provision was recorded due to our anticipated tax net operating loss for the year ending December 31, 2009 and the full valuation allowance recorded against our net deferred tax assets. The primary difference between book and taxable income for 2009 is the treatment of the sales contract accretion on the below market purchase and sales contracts acquired with Magnum, with such amounts being included in the computation of book income but excluded from the computation of taxable income. For the three months ended September 30, 2008, we reported an income tax benefit of $2.6 million based on the forecasted effective tax rate for 2008 which reduced the provision to zero for the nine months ending September 30, 2008.
(7) Earnings per Share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.
     For the three and nine months ended September 30, 2009 and 2008, the effect of dilutive securities includes the impact of stock options and restricted stock units. For the three and nine months ended September 30, 2009, 1,232,918 shares and 1,652,288 shares, respectively, related to share-based compensation awards were excluded from the diluted earnings per share calculation because they were anti-dilutive for those periods. For the three and nine months ended September 30, 2008, 207,838 and 209,732 shares, respectively, related to share-based compensation awards were excluded from the diluted earnings per share calculation because they were anti-dilutive for those periods.
     The weighted average shares outstanding and earnings per share for the three and nine months ended September 30, 2008, were revised to include 381,187 and 376,170 restricted shares, respectively, as unvested participating securities due to the adoption of changes to earnings per share authoritative guidance as discussed in Note 2. The inclusion of these shares in earnings per share resulted in a decrease to basic earnings per share of $0.03 and $0.05, for the three and nine months ended September 30, 2008, and a decrease to diluted earnings per share of $0.02 and $0.04 for the three and nine months ended September 30, 2008.
(8) Fair Value of Financial Instruments
     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments. The fair value of notes receivable approximates the carrying value as of September 30, 2009.
     The following table summarizes the fair value of our remaining financial instruments at September 30, 2009.

(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$1,396
Liabilities:
Fuel contracts, cash flow hedges	3,111
Fuel contracts, other	241
$200 million of 3.25% Convertible Senior Notes due 2013	158,198
     All of the instruments above were valued using Level 2 inputs as defined by authoritative guidance. For additional disclosures regarding our fuel contracts, see Note 14.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(9) Inventories
     Inventories consisted of the following:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Materials and supplies	$43,249	$52,023
Saleable coal	31,782	15,107
Raw coal	13,216	13,823

Total	$88,247	$80,953

     Materials, supplies and coal inventory are valued at the lower of average cost or market. Saleable coal represents coal stockpiles that will be sold in current condition. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs. The increase in saleable coal inventory from December 31, 2008 to September 30, 2009 primarily resulted from the timing of customer shipments.
(10) Comprehensive Income and Accumulated Other Comprehensive Loss
     The following table sets forth the after-tax components of comprehensive income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income	$52,842	$71,199	$116,375	$79,368
Accumulated actuarial loss and prior service cost realized in net income	4,154	2,900	11,786	7,798
Net change in fair value of diesel fuel hedge	211	—	7,980	—

Comprehensive income	$57,207	$74,099	$136,141	$87,166

Comprehensive income differs from net income by the net amount of unrealized gains and losses resulting from valuation changes of our diesel fuel hedges and the amortization of net actuarial losses and prior service cost related to our workers’ compensation and other postretirement benefit obligations.
     A rollforward of “Accumulated other comprehensive loss,” net of taxes, is shown below:

		Accumulated	Accumulated
	Diesel	Actuarial Loss	Other
	Fuel	and Prior	Comprehensive
	Hedge	Service Cost	Loss
	(Dollars in thousands)
Balance at December 31, 2008	$(9,695)	$(102,586)	$(112,281)
Unrealized gains	2,711	—	2,711
Reclassifications to earnings	5,269	11,786	17,055

Balance at September 30, 2009	$(1,715)	$(90,800)	$(92,515)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(11) Postretirement Benefit Costs
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Service cost for benefits earned	$560	$558	$2,606	$963
Interest cost on accumulated postretirement benefit obligation	17,672	15,387	52,882	33,976
Amortization of net actuarial losses	4,928	3,649	14,110	10,138
Amortization of prior service cost	(138)	(170)	(413)	(510)

Net periodic postretirement benefit costs	$23,022	$19,424	$69,185	$44,567

     We anticipate paying approximately $64 million for retiree benefits (net of retiree contributions) in 2009.
(12) Segment Information
     We report our operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of our mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities. For the nine months ended September 30, 2009, 85% of our sales were to electricity generators and industrial customers and 15% to steel and coke producers. For the nine months ended September 30, 2009 and 2008, our revenues attributable to foreign countries, based on where the product was shipped, were $225.4 million and $225.9 million, respectively. We utilize underground and surface mining methods and produce coal with high and medium Btu content. Our operations have relatively short shipping distances from the mine to most of our domestic utility customers and certain metallurgical coal customers. “Corporate and Other” includes selling and administrative expenses, net gain on disposal or exchange of assets and costs associated with past mining obligations.
     Our chief operating decision makers use Adjusted EBITDA as the primary measure of segment profit and loss. Adjusted EBITDA is defined as net income before deducting interest income and expense; income taxes; reclamation and remediation obligation expense; depreciation, depletion and amortization; and net sales contract accretion. Net sales contract accretion represents contract accretion excluding back-to-back coal purchase and sales contracts. The contract accretion on the back-to-back coal purchase and sales contracts reflects the accretion related to certain coal purchase and sales contracts existing on July 23, 2008, whereby Magnum purchased coal from third parties to fulfill tonnage commitments on sales contracts. Because Segment Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.
     Operating segment results for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
		Illinois	Corporate			Illinois	Corporate
	Appalachia	Basin	and Other	Total	Appalachia	Basin	and Other	Total
	(Dollars in thousands)
Revenues	$440,272	$65,917	$—	$506,189	$1,336,862	$205,259	$—	$1,542,121
Adjusted EBITDA	76,604	58	(51,256)	25,406	214,696	6,972	(143,452)	78,216
Additions to property, plant, equipment and mine development	17,308	1,840	200	19,348	48,164	5,192	811	54,167

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
		Illinois	Corporate			Illinois	Corporate
	Appalachia	Basin	and Other	Total	Appalachia	Basin	and Other	Total
	(Dollars in thousands)
Revenues	$422,491	$67,092	$—	$489,583	$904,834	$208,763	$—	$1,113,597
Adjusted EBITDA	35,301	1,058	(38,558)	(2,199)	140,395	9,156	(93,548)	56,003
Additions to property, plant, equipment and mine development	38,119	2,227	311	40,657	66,139	6,194	1,746	74,079
A reconciliation of Adjusted EBITDA to net income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Total Adjusted EBITDA	$25,406	$(2,199)	$78,216	$56,003
Depreciation, depletion and amortization	(50,413)	(42,215)	(155,749)	(81,730)
Reclamation and remediation obligation expense	(9,206)	(5,051)	(23,268)	(11,726)
Sales contract accretion, net	93,988	121,859	232,516	121,859
Interest expense	(10,656)	(7,378)	(28,386)	(15,496)
Interest income	3,723	3,588	13,046	10,458
Income tax benefit	—	2,595	—	—

Net income	$52,842	$71,199	$116,375	$79,368

(13) Long-Term Debt
     Our total indebtedness consisted of the following:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
3.25% Convertible Senior Notes due 2013	$165,472	$159,637
Capital leases	29,455	10,218
Promissory notes	10,453	11,438
Short-term borrowings	—	23,000

	$205,380	$204,293

     Credit Facility
     Effective October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility, subsequently amended for the Magnum acquisition and the issuance of the convertible notes. In July 2009, we increased our revolving credit facility by $22.5 million, bringing the total credit facility to $522.5 million. This facility is available for our working capital requirements, capital expenditures and other corporate purposes. As of September 30, 2009 and December 31, 2008, the balance of outstanding letters of credit issued against the credit facility totaled $348.7 million and $350.8 million, respectively. There were no outstanding short-term borrowings against this facility at September 30, 2009. Outstanding short-term borrowings were $23.0 million as of December 31, 2008. Availability under the credit facility was $173.8 million and $126.2 million as of September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, we were in compliance with the covenants of our amended credit facility.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
     Private Convertible Notes Issuance
     On May 28, 2008, Patriot completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013. As discussed in Note 2, we adopted new authoritative guidance related to accounting for convertible debt effective January 1, 2009, with retrospective application to the inception of these convertible notes. We utilized an interest rate of 8.85% to reflect the nonconvertible market rate of our offering upon issuance, which resulted in a $44.7 million discount to the convertible note balance and an increase to “Additional paid-in capital” to reflect the value of the conversion feature. In addition, we allocated the financing costs related to the issuance of the convertible instruments between the debt and equity components. The debt discount is amortized over the contractual life of the convertible notes, resulting in additional interest expense above the contractual coupon amount.
     At December 31, 2008, based on the required retrospective application of the new authoritative guidance, the principal amount of the convertible notes of $200.0 million was adjusted for the debt discount of $40.4 million, resulting in a long-term convertible note balance of $159.6 million. At September 30, 2009, the debt discount was $34.5 million, resulting in a long-term convertible note balance of $165.5 million. For the three and nine months ended September 30, 2009, interest expense for the convertible notes was $3.6 million and $10.7 million, which included debt discount amortization of $2.0 million and $5.8 million, respectively. For the three and nine months ended September 30, 2008, interest expense for the convertible notes was $3.5 million and $4.6 million, which included debt discount amortization of $1.8 million and $2.4 million, respectively.
     Capital Lease Obligations and Other
     During the second quarter of 2009, the construction of the Blue Creek preparation plant was completed resulting in reclassification of the construction-phase liability from “Other noncurrent liabilities” to current and long-term debt.
(14) Derivatives
     We utilize derivative financial instruments to manage exposure to certain commodity prices. Authoritative guidance requires the recognition of derivative financial instruments at fair value in the condensed consolidated balance sheets. For derivatives that are not designated as hedges, the periodic change in fair value is recorded directly to earnings. For derivative instruments that are eligible and designated as cash flow hedges, the periodic change in fair value is recorded to “Accumulated other comprehensive loss” until the contract settles or the relationship ceases to qualify for hedge accounting. In addition, if a portion of the change in fair value for a cash flow hedge is deemed ineffective during a reporting period, the ineffective portion of the change in fair value is recorded directly to earnings.
     With the acquisition of Magnum in 2008, our commodity risk related to diesel fuel increased significantly. To manage a portion of this risk, we entered into heating oil swap contracts with financial institutions. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. As of September 30, 2009, the notional amounts outstanding for these swaps included 2.4 million gallons of heating oil expiring through the remainder of 2009 and 12.0 million gallons of heating oil expiring throughout 2010. In 2010, we expect to purchase approximately 18 million gallons of diesel fuel annually across all operations. Aside from the hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $1.8 million. For the three and nine months ended September 30, 2009, we recognized a loss of $0.9 million and $4.6 million in earnings on the settled contracts. Based on the analysis required by authoritative guidance, a portion of the fair value for the cash flow hedges was deemed ineffective for the three and nine months ended September 30, 2009, resulting in less than $0.1 million recorded directly to earnings. We did not have any similar hedges as of or during the three and nine months ended September 30, 2008. Due to the suspension of the Samples surface mine in August 2009, which utilized a significant amount of diesel fuel, we discontinued certain cash flow hedge relationships resulting in a loss of $0.2 million recognized in income related to forecasted transactions that no longer are expected to occur. The suspension of these operations was unanticipated when the contracts were entered into in 2008.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
     The following table presents the fair values of our derivatives and the amounts of unrealized losses, net of tax, included in “Accumulated other comprehensive loss” related to fuel hedges in the condensed consolidated balance sheets. See Note 10 for a rollforward of “Accumulated other comprehensive loss” for our fuel hedges.

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Fair value of current fuel contracts (Prepaid expenses and other current assets)	$982	$—
Fair value of noncurrent fuel contracts (Investments and other assets)	414	—
Fair value of current fuel contracts (Trade accounts payable and accrued expenses)	2,696	5,915
Fair value of noncurrent fuel contracts (Other noncurrent liabilities)	415	3,780
Net unrealized losses from fuel hedges, net of tax (Accumulated other comprehensive loss)	(1,715)	(9,695)
     We utilized New York Mercantile Exchange (NYMEX) quoted market prices for the fair value measurement of these contracts, which reflects a Level 2 fair value input as defined in authoritative guidance.
(15) Commitments and Contingencies
     Commitments
     As of September 30, 2009, purchase commitments for capital expenditures were $33.3 million.
     Other
     On occasion, we become a party to claims, lawsuits, arbitration proceedings and administrative proceedings in the ordinary course of business. Management believes that the ultimate resolution of such pending or threatened proceedings is not reasonably likely to have a material effect on our financial position, results of operations or cash flows. Our significant legal proceedings are discussed below.
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
SEPTEMBER 30, 2009
     Pursuant to the purchase and sale agreement related to Magnum, Arch Coal, Inc. (Arch) indemnifies us against claims arising from certain pending litigation proceedings, including the 2001 flood litigation, which will continue indefinitely. The failure of Arch to satisfy its indemnification obligations under the purchase agreement could have a material adverse effect on us.
     2004 Flood Litigation
     In 2006, Hobet Mining, LLC (Hobet) and Catenary, two of our subsidiaries, were named as defendants along with various other property owners, coal companies, timbering companies and oil and natural gas companies, in lawsuits arising from flooding that occurred on May 30, 2004 in various watersheds, primarily located in southern West Virginia. This litigation is pending before two different judges in the Circuit Court of Logan County, West Virginia. In the first action, the plaintiffs have asserted that (i) Hobet failed to maintain an approved drainage control system for a pond on land near, on, and/or contiguous to the sites of flooding; and (ii) Hobet participated in the development of plans to grade, blast, and alter the land near, on, and/or contiguous to the sites of the flooding. Hobet has filed a motion to dismiss both claims based upon the assertion that insufficient facts have been stated to support the claims of the plaintiffs.
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
     Clean Water Act Permit Issues
     The federal Clean Water Act and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. In particular, the Clean Water Act requires effluent limitations and treatment standards for wastewater discharge through the National Pollution Discharge Elimination System (NPDES) program. NPDES permits, which we must obtain for both active and historical mining operations, govern the discharge of pollutants into water, require regular monitoring and reporting, and set forth performance standards. States are empowered to develop and enforce “in-stream” water quality standards, which are subject to change and must be approved by the Environmental Protection Agency (EPA). In-stream standards vary from state to state.
     Environmental claims and litigation in connection with our various NPDES permits, and related Clean Water Act issues, include the following:
     EPA Consent Decree
     In February 2009, we entered into a consent decree with the EPA and the West Virginia Department of Environmental Protection (WVDEP) to resolve certain claims under the Clean Water Act and the West Virginia Water Pollution Control Act relating to NPDES permits at several Magnum mining operations in West Virginia that existed prior to our acquisition of these operations. The consent decree was entered by the federal district court on April 30, 2009. Under the terms of the consent decree, we paid a civil penalty of $6.5 million in June 2009. We also could be subject to stipulated penalties in the future for failure to comply with certain permit requirements as well as certain other terms of the consent decree. Because our operations are complex and periodically exceed our permit limitations, it is possible that we will have to pay stipulated penalties in the future, but we do not expect the amounts of any such penalties to be material. The civil penalty of $6.5 million was accrued as part of the Magnum acquisition purchase accounting described in Note 5. The consent decree also requires us to implement an enhanced company-wide environmental management system, which will include regular compliance audits, electronic tracking and reporting, and annual training for all employees and contractors with environmental responsibilities. In addition, we will complete several stream restoration projects in consultation with the EPA and WVDEP. These latter requirements could result in incremental operating costs in addition to the $6.5 million civil penalty. We anticipate the incremental costs will be between $5 million and $10 million.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
     In a separate administrative proceeding with the WVDEP, we paid a civil penalty of $315,000 for past violations of other NPDES permits held by certain subsidiaries in the second quarter of 2009.
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
     On March 19, 2009, the U.S. District Court approved a consent decree between Apogee, Hobet and the plaintiffs. The consent decree extended the compliance deadline to April 5, 2010 and added interim reporting requirements up to that date. Under the terms of the March 2009 consent decree, we paid a $50,000 penalty to the U.S. Treasury and $325,000 in attorneys’ fees in the second quarter of 2009. We also agreed to spend approximately $350,000 to implement a pilot project using certain reverse osmosis technology to determine whether the technology can effectively treat selenium discharges from mining outfalls, and to undertake interim reporting obligations. Finally, we agreed to comply with our NPDES permit’s water discharge limits for selenium by April 5, 2010. In addition to implementing the pilot project required by the March 2009 consent decree, we are actively engaged in studying potential solutions to controlling selenium discharges and are installing treatment systems at various permitted outfalls in an effort to comply with the deadline established in the March 2009 consent decree.
     Currently, available technology has not been fully tested or proven effective at addressing selenium discharges in excess of allowable limits in mining outfalls similar to ours and alternative technology is still in the research stage of development. The potential solutions identified to date, including the technology we are currently utilizing, have not been proven to be effective at all scales of operation, and otherwise may not be feasible, particularly at larger scale operations, due to a range of problems concerning technological issues, prohibitive implementation costs and other issues. While we are actively continuing to explore options, there can be no assurance as to when a definitive solution will be identified and implemented.
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
     We have estimated the costs to treat our selenium discharges in excess of allowable limits at a net present value of $85.2 million at the Magnum acquisition date. This liability reflects the estimated costs of the treatment systems necessary to be installed and maintained with the goal of meeting the requirements of current court orders, consent decrees and mining permits. This estimate was prepared considering the dynamics of current legislation, capabilities of currently available technology and our planned remediation strategy. Future changes to legislation, findings from current research initiatives and the pace of future technological progress could result in costs that differ from our current estimates, which could have a material adverse affect on our results of operations, cash flows and financial condition. Additionally, any failure to meet the deadlines set forth in the March 2009 consent decree or established by the federal government or the State of West Virginia or to otherwise comply with selenium limits in our permits could result in further litigation against us, an inability to obtain new permits or to maintain existing permits, and the imposition of significant and material fines and penalties or other costs and could otherwise materially adversely affect our results of operations, cash flows and financial condition.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
     Hobet Mining, LLC
     In 2007, Hobet was sued for exceeding effluent limits contained in its NPDES permits in state court in Boone County by the WVDEP. We refer to this case as the WVDEP Action. In 2008, OVEC and another environmental group filed a lawsuit against Hobet and WVDEP in the U.S. District Court (pursuant to the citizen suit provisions of the Clean Water Act). We refer to this case as the Federal Hobet Case. The Federal Hobet Case involved the same four NPDES permits that were the subject of the WVDEP Action in state court. However, the Federal Hobet Case focused exclusively on selenium exceeding allowable limits in permitted water discharges, while the WVDEP Action addressed all effluent limits, including selenium, established by the permits. The Federal Hobet Case was included in the same March 19, 2009 consent decree that addressed the Federal Apogee Case discussed above, and the terms of that consent decree, including the April 5, 2010 deadline to comply with the selenium effluent limits established by our permits, also apply to Hobet.
     The WVDEP Action was resolved by a settlement and consent order entered in the Boone County circuit court on September 5, 2008. As part of the settlement, we paid approximately $1.5 million in civil penalties, with the final payment made in July 2009. The settlement also required us to complete five supplemental environmental projects estimated to cost approximately $2.6 million, many of which focus on identifying methods for treatment of selenium discharges and studying the effects of selenium on aquatic wildlife. Finally, we agreed to make gradual reductions in the selenium discharges from our Hobet Job 21 Surface Mine, to achieve full compliance with our NPDES permits by April 2010, and to study potential treatments for wastewater runoff.
     On October 8, 2009, a motion to enter a modified settlement and consent order was submitted to the Boone County circuit court. This motion to modify the settlement and consent order was jointly filed by Patriot and the WVDEP. The motion includes, among other term modifications, an extension of the date to achieve full compliance with our NPDES permits from April 2010 to July 2012. Approval and entry of the modified settlement and consent order by the Boone County circuit court is subject to a public notice by the WVDEP and a comment period.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
     Other Environmental Litigation
     Apogee has been sued, along with eight other defendants, including Monsanto Company, Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. The lawsuits were filed in October 2007, but not served on Apogee until February 2008, and each are identical except for the named plaintiff. They each allege personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. As of September 30, 2009, 44 of the 77 lawsuits have been dismissed. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.
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
     Beginning December 31, 2008 and through September 30, 2009, 109 related lawsuits have been filed by approximately 267 plaintiffs against several coal companies, including one of our subsidiaries, in the Circuit Court of Boone County, West Virginia. The plaintiffs in each case allege contamination of their drinking water wells from coal mining activities in Boone County, including underground coal slurry injection and coal slurry impoundments. The lawsuits seek property damages, personal injury damages and medical monitoring costs. Because of the early stage of the lawsuits, we are unable to predict the likelihood of success of the plaintiffs’ claims, though we intend to vigorously defend against all claims.
     The outcome of this environmental litigation is subject to numerous uncertainties. Based on our evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, we believe these matters are likely to be resolved without a material adverse effect on our financial condition, results of operations and cash flows.
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
(17) Related Party Transactions
     ArcLight Energy Partners Fund I L.P. (ArcLight) is a significant stockholder of Patriot due to its former ownership of Magnum. In January 2007, ArcLight purchased from a third party rights to a royalty stream based on coal mined on certain properties and then leased the rights to one of Magnum’s operations. Royalty payments to ArcLight for the three and nine months ended September 30, 2009 were approximately $166,000 and $618,000, respectively. Royalty payments to ArcLight for the period from July 23, 2008 to September 30, 2008 were approximately $200,000.

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
     Overview
     We are a leading producer of thermal coal in the eastern United States (U.S.), with operations and coal reserves in Appalachia and the Illinois Basin, our operating segments. We are also a leading U.S. producer of metallurgical quality coal. Our principal business is the mining, preparation and sale of thermal coal, also known as steam coal, for sale primarily to electric utilities and metallurgical coal, for sale to steel mills and independent coke producers. In the first nine months of 2009, we sold 24.6 million tons of coal, of which 85% was sold to domestic electric utilities and industrial customers and 15% was sold to domestic and global steel and coke producers. In 2008, we sold 28.5 million tons of coal, of which 79% was sold to electric utilities and 21% was sold to domestic and global steel producers. We control approximately 1.8 billion tons of proven and probable coal reserves. Our proven and probable coal reserves include metallurgical coal and medium and high Btu thermal coal, with low, medium and high sulfur content.
     Our operations consist of fourteen current mining complexes, which include company-operated mines, contractor-operated mines and coal preparation facilities. The Appalachia and Illinois Basin segments consist of our operations in West Virginia and Kentucky, respectively. We ship coal to electric utilities, industrial users and metallurgical coal customers. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.
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
     Our mining operations and coal reserves are as follows:
• Appalachia. In southern West Virginia, we have ten mining complexes located in Boone, Clay, Lincoln, Logan and Kanawha counties, and in northern West Virginia, we have one complex located in Monongalia County. In Appalachia, we sold 19.3 million and 20.6 million tons of coal in the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively. As of December 31, 2008, we controlled 1.18 billion tons of proven and probable coal reserves in Appalachia, of which 468 million tons were assigned to current operations.

• Illinois Basin. In the Illinois Basin, we have three mining complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 5.3 million and 7.9 million tons of coal in the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively. As of December 31, 2008, we controlled 655 million tons of proven and probable coal reserves in the Illinois Basin, of which 136 million tons were assigned to current operations.

Results of Operations
     Adjusted EBITDA
     The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as net income before deducting interest income and expense; income taxes; reclamation and remediation obligation expense; depreciation, depletion and amortization; and net sales contract accretion. Net sales contract accretion represents contract accretion excluding back-to-back coal purchase and sales contracts. The contract accretion on the back-to-back coal purchase and sales contracts reflects the accretion related to certain coal purchase and sales contracts existing on July 23, 2008, whereby Magnum purchased coal from third parties to fulfill tonnage commitments on sales contracts. Segment Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Because Segment Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Note 12 to our unaudited condensed consolidated financial statements. Segment Adjusted EBITDA excludes selling, general and administrative expenses, past mining obligation expense and gain on disposal or exchange of assets and is reconciled to its most comparable measure below under “Three and Nine Months Ended September 30, 2009 Compared to September 30, 2008 — Net Income”.
Three and Nine Months Ended September 30, 2009 Compared to September 30, 2008
     Summary
     Beginning in the third quarter of 2008, the global recession resulted in decreased worldwide demand for steel and electricity, leading to weakened coal markets. Early in 2009, we implemented a Management Action Plan as a strategic response to the weakened coal markets. The Management Action Plan included output and cost reductions, workforce and capital redeployment and sales contract renegotiations. As a result of this plan, during the first nine months of 2009 we suspended certain company-owned and contract mines, including suspension of operations at our Samples surface mine, deferred production start up at one newly-developed mining complex and cancelled certain operating shifts at various mining complexes. Additionally, we have restructured certain below-market legacy coal supply agreements.
     Our 2009 results reflect the inclusion of the Magnum operations, which were acquired on July 23, 2008. The increased revenue from the acquired Magnum operations was partially offset by lower customer demand and increased customer deferrals during the three and nine months ended September 30, 2009.

     Tons Sold and Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2009	2008	Tons/$	%	2009	2008	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold:
Appalachia
Mining Operations	6,124	6,365	(241)	(3.8)%	19,261	13,268	5,993	45.2%
Illinois Basin
Mining Operations	1,710	1,805	(95)	(5.3)%	5,300	5,848	(548)	(9.4)%

Total Tons Sold	7,834	8,170	(336)	(4.1)%	24,561	19,116	5,445	28.5%

Revenue:
Appalachia
Mining Operations	$427,230	$419,079	$8,151	1.9%	$1,295,775	$884,978	$410,797	46.4%
Illinois Basin
Mining Operations	65,917	67,092	(1,175)	(1.8)%	205,259	208,763	(3,504)	(1.7)%
Appalachia Other	13,042	3,412	9,630	282.2%	41,087	19,856	21,231	106.9%

Total Revenues	$506,189	$489,583	$16,606	3.4%	$1,542,121	$1,113,597	$428,524	38.5%

Average sales price per ton sold:
Appalachia	$69.76	$65.84	$3.92	6.0%	$67.27	$66.70	$0.57	0.9%
Illinois Basin	38.55	37.17	1.38	3.7%	38.73	35.70	3.03	8.5%
     Revenues in the Appalachia segment were higher in the three months ended September 30, 2009 compared to the same period in 2008 due to higher average selling prices, including the effects from the restructuring of certain below-market legacy coal supply agreements. These increases were partially offset by lower sales volumes, primarily due to the overall decline in customer demand caused by the weak economic conditions.
     Revenues in the Appalachia segment were higher in the nine months ended September 30, 2009 compared to the same period in 2008 primarily related to the incremental $373.6 million of revenue from the acquired Magnum operations as well as higher sales prices at certain complexes. These increases were partially offset by lower customer demand and increased customer deferrals.
     Sales volumes in the Appalachia segment increased in the nine months ended September 30, 2009, primarily from the incremental 7.1 million tons sold from the acquired Magnum operations, partially offset by the overall decline in customer demand and lower metallurgical sales due to customer shipment deferrals and settlements. The overall decline in customer demand led to the suspension of certain operations and decreased operating shifts at other operations.
     Revenues in the Illinois Basin segment were lower for the three months ended September 30, 2009 compared to the prior year primarily due to lower spot sales resulting from lower customer demand and increased downtime due to regulatory inspections and belt repairs, partially offset by higher average sales prices.
     Revenues in the Illinois Basin segment were lower for the nine months ended September 30, 2009 compared to the prior year primarily due to lower sales volume caused by lower customer demand, unfavorable weather conditions, adverse roof conditions and increased downtime due to regulatory inspections. Lower sales volumes were partially offset by higher average sales prices.

     Appalachia Other Revenue was higher for the three and nine months ended September 30, 2009 primarily due to cash settlements received for reduced shipments as a result of renegotiated customer agreements. In addition to royalties, Appalachia Other Revenue for the nine months ended September 30, 2008 included a structured settlement on a property transaction, a settlement for past due coal royalties, which had previously been fully reserved due to the uncertainty of collection, and gains on the sale of purchased coal in the first quarter.
     Segment Adjusted EBITDA

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2009	2008	$	%	2009	2008	$	%
				(Dollars in thousands)
Appalachia Mining
Operations and Other	$76,604	$35,301	$41,303	117.0%	$214,696	$140,395	$74,301	52.9%
Illinois Basin
Mining Operations	58	1,058	(1,000)	(94.5)%	6,972	9,156	(2,184)	(23.9)%

Segment Adjusted EBITDA	$76,662	$36,359	$40,303	110.8%	$221,668	$149,551	$72,117	48.2%

     Segment Adjusted EBITDA for Appalachia was higher in the three and nine months ended September 30, 2009 as compared to 2008, primarily due to the contribution from the additional volume associated with the acquired Magnum operations. Additionally, during the three and nine months ended September 30, 2009, we received cash settlements for reduced shipments. These cash settlements approximated the financial impact associated with deferred or cancelled customer commitments. These increases were partially offset by lower customer demand for metallurgical and thermal coal, difficult geologic conditions, including hard cutting conditions at certain locations and higher costs related to contract mining, which were the result of contract increases in mid- to late- 2008. Operating expenses also increased due to difficult geologic conditions at Federal (primarily in the third quarter) and equipment rebuilds at various locations, partially offset by lower diesel fuel and explosives costs and usage.
     Segment Adjusted EBITDA for the Illinois Basin decreased in the three months ended September 30, 2009 from the prior year primarily due to lower sales volume and increased repair and maintenance costs. The higher repair and maintenance costs were primarily due to major non-recurring repairs related to belting in the third quarter of 2009. This decrease was partially offset by higher average sales prices and decreased fuel and explosives costs.
     Segment Adjusted EBITDA for the Illinois Basin decreased in the nine months ended September 30, 2009 from the prior year primarily due to lower production volumes attributable to lower customer demand, severe winter storms, fewer production days and increased repair and maintenance costs. The higher repair and maintenance costs were primarily due to major non-recurring repairs including rebuilds, belt repairs and unit moves in 2009. These decreases were partially offset by higher average sales prices and lower diesel fuel and explosives costs.

Net Income

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2009	2008	$	%	2009	2008	$	%
				(Dollars in thousands)
Segment Adjusted EBITDA	$76,662	$36,359	$40,303	110.8%	$221,668	$149,551	$72,117	48.2%
Corporate and Other:
Past mining obligation expense	(39,994)	(31,516)	(8,478)	(26.9)%	(112,005)	(75,259)	(36,746)	(48.8)%
Net gain on disposal or exchange of assets	10	491	(481)	(98.0)%	4,071	7,021	(2,950)	(42.0)%
Selling and administrative expenses	(11,272)	(7,533)	(3,739)	(49.6)%	(35,518)	(25,310)	(10,208)	(40.3)%

Total Corporate and Other	(51,256)	(38,558)	(12,698)	(32.9)%	(143,452)	(93,548)	(49,904)	(53.3)%
Depreciation, depletion and amortization	(50,413)	(42,215)	(8,198)	(19.4)%	(155,749)	(81,730)	(74,019)	(90.6)%
Reclamation and remediation obligation expense	(9,206)	(5,051)	(4,155)	(82.3)%	(23,268)	(11,726)	(11,542)	(98.4)%
Sales contract accretion, net	93,988	121,859	(27,871)	(22.9)%	232,516	121,859	110,657	90.8%
Interest expense	(10,656)	(7,378)	(3,278)	(44.4)%	(28,386)	(15,496)	(12,890)	(83.2)%
Interest income	3,723	3,588	135	3.8%	13,046	10,458	2,588	24.7%

Income before income taxes	52,842	68,604	(15,762)	(23.0)%	116,375	79,368	37,007	46.6%
Income tax benefit	—	2,595	(2,595)	n/a	—	—	—	n/a

Net income	$52,842	$71,199	$(18,357)	(25.8)%	$116,375	$79,368	$37,007	46.6%

     Past mining obligation expenses were higher in the three months ended September 30, 2009 than the corresponding period in the prior year primarily due to the suspension of additional mines resulting in higher costs and the addition of retiree healthcare liabilities from the acquired Magnum operations. Past mining obligation expenses from the suspension of additional mines were primarily associated with the reduction-in-workforce costs related to the Samples surface mine. Past mining obligations were higher in the nine months ended September 30, 2009 than the corresponding period in the prior year primarily due to the addition of retiree healthcare liabilities from the acquired Magnum operations, costs related to suspended mines, primarily Samples, and higher subsidence expense.
     Net gain on disposal or exchange of assets was lower in the three and nine months ended September 30, 2009 compared to the prior year. In 2009, net gain on disposal or exchange of assets included a $4.2 million gain on the exchange of surface land for certain mineral interests. In 2008, net gain on disposal or exchange of assets included a $6.3 million gain on the exchange of certain leasehold mineral interests.
     Selling and administrative expenses increased for the three and nine months ended September 30, 2009 as compared to the corresponding period in the prior year primarily related to increased headcount and expenses due to the addition and integration of Magnum operations, beginning in July 2008.
     Depreciation, depletion and amortization increased in the three and nine months ended September 30, 2009 compared to the prior year, primarily due to the addition of the Magnum assets.
     Reclamation and remediation obligation expense increased in the three and nine months ended September 30, 2009 primarily due to the acquisition of Magnum.

     Net sales contract accretion resulted from the below market coal sale and purchase contracts acquired in the Magnum transaction and recorded at fair value in purchase accounting. The net liability generated from applying fair value to these contracts is being accreted over the life of the contracts as the coal is shipped. Net sales contract accretion was lower in the three months ended September 30, 2009 compared to the prior year due to decreased shipments of the below market coal sale and purchase contracts acquired. The three months ended September 30, 2009 included $25.0 million of additional accretion related to the cash settlements of customer agreements referred to above. Net sales contract accretion was higher for the nine months ended September 30, 2009 than the prior year due to the timing of the Magnum acquisition on July 23, 2008.
     Interest expense increased in the three and nine months ended September 30, 2009 primarily due to interest and debt discount expense related to our convertible notes that were issued in May 2008 and higher letter of credit fees related to the Magnum acquisition. In the nine months ended September 30, 2009, the increase in interest expense was partially offset by the commitment fee expensed due to the termination of a bridge loan facility related to our assumption of Magnum’s debt during the second quarter of 2008.
     As further explained in Liquidity and Capital Resources — Private Convertible Notes Issuance, we adopted a new accounting standard, effective January 1, 2009, and retrospectively applied the impact of the adoption to the inception of the notes. Based on this new guidance, we recorded a discount to the face value of the notes, reflecting the fair value of the notes without a conversion feature. The debt discount is amortized over the contractual life of the notes, resulting in interest expense higher than the coupon interest rate. For the three and nine months ended September 30, 2009, interest expense for the convertible notes was $3.6 million and $10.7 million, which included debt discount amortization of $2.0 million and $5.8 million, respectively. For the three and nine months ended September 30, 2008, interest expense for the convertible notes was $3.5 million and $4.6 million, which included debt discount amortization of $1.8 million and $2.4 million, respectively.
     Interest income increased in the nine months ended September 30, 2009 compared to the prior year due to the collection of certain Black Lung excise tax refunds, and related interest, allowed by the Economic Stimulus Act of 2008.
     For the three and nine months ended September 30, 2009, no income tax provision was recorded due to our anticipated tax net operating loss for the year ending December 31, 2009 and the full valuation allowance recorded against our net deferred tax assets. The primary difference between book and taxable income for 2009 is the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired with Magnum, with such amounts being included in the computation of book income but excluded from the computation of taxable income. Based on the forecasted effective tax rate for 2008, we reported income tax benefit of $2.6 million, for the three months ended September 30, 2008, which resulted in no income tax benefit or provision being recorded for the nine months ended September 30, 2008.
Outlook
     Market
     The metallurgical coal market showed signs of recovery in the third quarter. The domestic steel industry began a slow recovery in the second quarter, and has steadily improved every week since then. Utilization at U.S. steel mills has increased over the last six months and now stands at 63%, an increase from 50% in the previous quarter. Internationally, higher fixed asset investments in China have led to higher steel production and increased metallurgical coal imports. While U.S. coal producers have not historically shipped large quantities of metallurgical coal to China, there have been a number of U.S. exports to China in recent months.
     We see signs of recovery in the thermal coal markets as well. Recent indicators predict that natural gas pricing in 2010 will be at levels where utilities will again operate their coal-fueled plants ahead of natural gas generating plants. A continuation of the below normal fall temperatures experienced in the U.S., coupled with the effects of reduced natural gas exploration, would drive this coal demand. Additionally, improving domestic and world economies would result in higher industrial production and electricity usage, which should result in higher thermal demand both in the U.S. and overseas. Higher demand will naturally draw down the current high levels of thermal coal inventory.

     As markets rebound, we believe that supply will not be able to keep up with demand, particularly in Central Appalachia. In addition to publicly announced production cuts, we believe production has been taken off-line by private producers in Central Appalachia. We believe that some of these public and private company production cuts will remain out of the market for an extended period of time. Additionally, further constraining supply, the delay in issuance of surface mining permits in Central Appalachia during 2008 and 2009 will likely have a meaningful negative impact on surface production in 2010.
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
     Early in 2009, we implemented a Management Action Plan in response to the weakened coal markets. In January 2009, we announced the idling of our Black Oak mine. On April 2, 2009, we announced additional contract mine suspensions, the deferral of the opening of the Blue Creek complex and the cancellation of certain operating shifts at various mining complexes. In addition, on August 3, 2009, we announced the suspension of our Samples surface mine due to its higher cost structure relative to our other operations. Previously, we had performed a comprehensive strategic review of our mining complexes and their relative cost structures in conjunction with the Magnum acquisition. As a result, we idled our Jupiter mining complex effective December 31, 2008 and the Remington complex effective March 31, 2009.
     Both the Federal and Panther longwalls operated at less than their normalized levels during the quarter. The Federal longwall experienced a rock parting in the coal seam. In addition, adverse roof conditions were encountered which had not been experienced in the parting area of previous panels. By the end of the third quarter, the longwall was operating in more favorable geology and running near its normalized level. In the next panel, which will be the final panel of the current mining area, we have further refined the mine plan in an attempt to avoid this adverse geology.
     At Panther, the longwall move during the quarter included significant upgrades to components of the longwall mining equipment. Downtime related to the longwall move, together with time required to fully integrate the new equipment, caused Panther’s output to be lower in the quarter. Importantly, by quarter-end, the longwall was operating near its normalized run-rate.
     In light of the recent weak coal markets and high utility inventory levels, as well as ongoing surface mining permit delays, we continue to evaluate various operating scenarios in order to quickly respond to challenges and opportunities as they arise. We are seeing positive results from our ongoing emphasis on cash and cost control, as well as rationalization of higher-cost production. We are also benefiting from our commercial initiatives, as we work closely with our customers to restructure certain contracts. We are no longer receiving customer requests for significant deferrals of coal shipments.
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
     Net cash provided by operating activities was $39.5 million for the nine months ended September 30, 2009, compared to $32.2 million in the same period of 2008. The increase in cash provided by operating activities primarily relates to the higher cash operating results.
     Net cash used in investing activities was $57.3 million for the nine months ended September 30, 2009, compared to $81.9 million in the same period of 2008. The decrease in cash used primarily reflected a $19.9 million decrease in capital expenditures and $15.4 million less in joint venture investments, partially offset by the net cash acquired in the Magnum acquisition in July 2008.
     Net cash provided by financing activities was $63.6 million for the nine months ended September 30, 2009, compared to $51.8 million in the same period of 2008. The increase in cash provided was primarily due to our common stock offering in June 2009, partially offset by the repayment of the outstanding balance of our revolving credit facility.
     Shelf Registration
     On March 3, 2009, we filed a shelf registration statement with the Securities and Exchange Commission on Form S-3, which allowed us to sell up to $300 million in various types of securities from time to time. The specific terms of any offering would be established at the time of the offering and provided in a prospectus supplement. On May 6, 2009, the shelf registration statement was declared effective.
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
     Credit Facility
     On October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility, subsequently amended for the Magnum acquisition and the issuance of the convertible notes. In July 2009, we increased our credit facility by $22.5 million, bringing the total credit facility to $522.5 million. This facility is available for our working capital requirements, capital expenditures and other corporate purposes. As of September 30, 2009 and December 31, 2008, the balance of outstanding letters of credit issued against the credit facility totaled $348.7 million and $350.8 million, respectively. There were no outstanding short-term borrowings on this facility at September 30, 2009. Outstanding short-term borrowings were $23.0 million as of December 31, 2008. Availability under the credit facility was $173.8 million and $126.2 million as of September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, we were in compliance with the covenants of our amended credit facility.

     Private Convertible Notes Issuance
     On May 28, 2008, Patriot completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013. Also in May 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance which specifies that issuers of convertible debt instruments that may settle in cash upon conversion must bifurcate the proceeds from the debt issuance between debt and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The equity component reflects the value of the conversion feature of the notes.
     We adopted this authoritative guidance effective January 1, 2009, with retrospective application to the inception of these convertible notes. We utilized an interest rate of 8.85% to reflect the nonconvertible market rate of our offering upon issuance, which resulted in a $44.7 million discount to the convertible note balance and an increase to “Additional paid-in capital” to reflect the value of the conversion feature. In addition, we allocated the financing costs related to the issuance of the convertible instruments between the debt and equity components. The debt discount is amortized over the contractual life of the convertible notes, resulting in additional interest expense above the contractual coupon amount.
     At December 31, 2008, based on the required retrospective application of the authoritative guidance, the principal amount of the convertible notes of $200.0 million was adjusted for the debt discount of $40.4 million, resulting in a long-term convertible note balance of $159.6 million. At September 30, 2009, the debt discount was $34.5 million, resulting in a long-term convertible note balance of $165.5 million. See discussion in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Income for the impact of this guidance on interest expense for the three and nine months ended September 30, 2009 and 2008.
     Capital Lease Obligations and Other
     During the second quarter of 2009, the construction of the Blue Creek preparation plant was completed resulting in reclassification of the construction-phase liability from “Other noncurrent liabilities” to current and long-term debt.
Newly Adopted Accounting Pronouncements
     FASB Accounting Standards Codification
     In June 2009, the FASB issued The FASB Accounting Standards CodificationTM (Codification) which has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. Consistent with the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have reflected the Codification references in this report.
     Debt
     As disclosed in Liquidity and Capital Resources — Private Convertible Notes Issuance, we adopted new guidance related to our convertible notes now incorporated into FASB Accounting Standards Codification (FASB ASC) 470, “Debt,” effective January 1, 2009.

     Earnings Per Share
     In September 2008, the FASB issued new authoritative guidance which states that instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share under the “two-class method.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We adopted this authoritative guidance effective January 1, 2009 with all prior period earnings per share data adjusted retrospectively. The calculations of earnings per share amounts presented in this report include all participating securities as required by this authoritative guidance. Previously, this guidance was known as FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” but it is now incorporated into FASB ASC 260, “Earnings Per Share.”
     Business Combinations
     In December 2007, the FASB issued new authoritative guidance regarding business combinations. The guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. The guidance also requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This authoritative guidance is effective for any business combination with an acquisition date on or after January 1, 2009. Previously, this guidance was known as SFAS No. 141(R), “Business Combinations,” but it is now incorporated into FASB ASC 805, “Business Combinations.”
     Consolidation
     In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards for noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. A noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary is required to be displayed in the consolidated balance sheet as a separate component of equity, and the amount of net income attributable to the noncontrolling interest is required to be included in consolidated net income on the face of the consolidated statement of operations. In addition, this guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We adopted the provisions of this guidance effective January 1, 2009, with no effect to any of the periods presented in this report. Previously, this guidance was known as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51,” but it is now incorporated into FASB ASC 810, “Consolidation.”
     Derivatives and Hedging
     In March 2008, the FASB issued authoritative guidance that expands the disclosure requirements for derivative instruments and hedging activities. This guidance specifically requires an entity to provide enhanced disclosures about its use of derivative instruments, the accounting for derivatives and related hedged items, and the related effect on an entity’s financial condition, results of operations and cash flows. We adopted this guidance on January 1, 2009. See Note 14 for the required disclosures. Previously, this guidance was known as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” but it is now incorporated into FASB ASC 815, “Derivatives and Hedging.”

     Fair Value Measurements and Disclosures
     In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measures. This guidance clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. This guidance was effective for fiscal years beginning after November 15, 2007. We elected to implement the guidance with the one-year deferral permitted by subsequent guidance. The deferral applied to nonfinancial assets and liabilities measured at fair value in a business combination. As of January 1, 2009, we fully adopted the fair value guidance, including applying its provisions to nonfinancial assets and liabilities measured at fair value in a business combination. The full adoption of this guidance did not change the valuation approach or materially change the purchase accounting for the Magnum acquisition, which was finalized in the second quarter of 2009. Previously, this guidance was known as SFAS No. 157, “Fair Value Measurements,” but it is now incorporated into FASB ASC 820, “Fair Value Measurements and Disclosures.”
     Subsequent Events
     In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events have been evaluated. We adopted this guidance effective June 30, 2009. Previously, this guidance was known as SFAS No. 165, “Subsequent Events,” but it is now incorporated into FASB ASC 855, “Subsequent Events.”
     Financial Instruments
     In April 2009, the FASB issued authoritative guidance which extends certain disclosure requirements regarding financial instruments to interim financial statements of publicly traded companies. We adopted this guidance effective June 30, 2009. See Note 8 for the required disclosures. Previously, this guidance was known as FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” but it is now incorporated into FASB ASC 825, “Financial Instruments.”
     Pending Adoption of Recent Accounting Pronouncements
     Consolidation
     In June 2009, the FASB issued authoritative guidance which requires a company to perform a qualitative analysis to determine whether it has a controlling financial interest in a variable interest entity. In addition, a company is required to assess whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of this guidance on our operating results, cash flows and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Commodity Price Risk
     The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 78% and 84% of our sales volume under coal supply agreements with terms of one year or more during the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively. We continue to evaluate production levels for 2010 and future years based on demand and pricing. Unpriced volumes for 2010 will depend on the finalization of production plans, taking into account demand, pricing, our cost structure and the availability of mining permits.
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

     With the addition of Magnum, our commodity risk profile changed as our annual usage of diesel fuel has increased significantly. To manage a portion of this risk, we have entered into heating oil swap contracts with financial institutions. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. As of September 30, 2009, the notional amounts outstanding for these swaps included 2.4 million gallons of heating oil expiring through the remainder of 2009 and 12.0 million gallons of heating oil expiring throughout 2010. In 2010, we expect to purchase approximately 18 million gallons of diesel fuel annually across all operations. Aside from these hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $1.8 million. Due to the suspension of the Samples surface mine in August 2009, which utilized a significant amount of diesel fuel, we discontinued certain cash flow hedge relationships resulting in a loss of $0.2 million recognized in income related to forecasted transactions that no longer are expected to occur.
     Credit Risk
     For the nine months ended September 30, 2009, approximately 22% of our revenue was generated through sales to a marketing affiliate of Peabody. We continue to supply coal to Peabody on a contract basis as described above so Peabody can meet its commitments under pre-existing customer agreements sourced from our operations. One of these arrangements with Peabody provides for the adjustment of a major existing coal sales agreement sourced from Patriot’s operations to increase the price paid to us thereunder. The term of the last pre-existing customer arrangement between Patriot and Peabody will expire on December 31, 2012. Our remaining sales are primarily made directly to electric utilities, industrial companies and steelmakers. Therefore, our concentration of credit risk is with Peabody, as well as electric utilities and steelmakers.
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
     Additionally, as of September 30, 2009, we had $149.0 million in notes receivable outstanding, arising out of the sale of coal reserves and surface land discussed in Note 6 of our 2008 Annual Report on Form 10-K at December 31, 2008. Of this amount, $35.2 million is included in “Accounts receivable and other” and the remaining $113.8 million is recorded in “Notes receivable” on the condensed consolidated balance sheet. Of the total notes receivable outstanding, 98% is from a single counterparty. Each of these notes contains a cross-collaterization provision secured primarily by the underlying coal reserves and surface land.
Item 4. Controls and Procedures.
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have each concluded that our disclosure controls and procedures were designed, and were effective, to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
     Recent increased focus by regulatory authorities on the effects of surface coal mining on the environment may materially adversely affect us.
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
     For instance, on June 11, 2009, the White House Council on Environmental Quality announced that the Environmental Protection Agency (EPA), the Department of the Interior (DOI) and the ACOE had entered into a Memorandum of Understanding and Interagency Action Plan on Appalachian Surface Coal Mining (IAP) which is designed to coordinate actions between the agencies and to increase federal scrutiny and oversight of state permitting, enforcement and other activities affecting Appalachian surface mining, all with the stated goal of reducing the environmental impacts of surface coal mining in West Virginia and other Appalachian states. Among other things, the IAP set forth a proposal to prohibit use of the general NWP 21 for surface coal mining operations and a commitment by the DOI to issue guidance clarifying the rules on the use of valley fills within a set distance of a stream. The IAP also states that there will be a general review of how surface mining is evaluated, authorized and regulated under the Clean Water Act, which may lead to further changes to relevant laws or enforcement thereof.
     On July 15, 2009, the ACOE announced it is soliciting public comments on proposals related to the use of NWP 21 pursuant to the IAP. The proposals are to modify NWP 21 to prohibit its use in the Appalachian region for surface coal mining operations and to suspend the use of NWP 21 in West Virginia and other Appalachian states while the ACOE completes the process of modifying it. In the absence of NWP 21, individual permits will be required for surface coal mining projects. We have converted any pending permit applications that were submitted under NWP 21 to individual permit applications and believe a prohibition on NWP 21 permits would have a minimal effect on our future production.
     We have a number of individual permit applications pending, including in particular a permit application relating to the Hobet mine that was originally submitted in December 2007. We expect to complete mining with the dragline equipment under our current Hobet permit in mid-2010 and after that we cannot continue mining with the dragline equipment without receipt of this pending permit. Dragline mining is the most efficient method for the Hobet reserves and if we are unable to continue dragline mining, our cost structure would be adversely affected. As of September 30, 2009, we estimate that we will experience at least three months with no dragline production due to permit delays, as additional land development will be required to continue dragline mining. Each additional month without receipt of this pending permit will result in additional downtime.

     In July 2009, the EPA requested that the West Virginia Department of Environmental Protection (WVDEP) provide copies of draft National Pollution Discharge Elimination System (NPDES) permits for discharges associated with surface coal mining operations and announced its plans to conduct Permit Quality Reviews of mining permits in West Virginia. In September 2009, the EPA announced that the proposed mining related to certain pending permits in Appalachia would require additional review under the Clean Water Act due to the potential water quality impacts. Seventy-nine permit applications were identified for further, detailed reviews, including our Hobet mine permit application and five of our other permit applications. The EPA and the ACOE will perform the reviews pursuant to the IAP to ensure compliance with the Clean Water Act.
     In addition, Region 3 of the EPA, which covers West Virginia, has asked the EPA’s Office of Research & Development (“ORD”) to provide expert advice on a draft assessment of the ecological impacts associated with surface coal mining involving valley fills. ORD’s assessment will cover loss of headwater streams, downstream water quality, subsequent effects on in-stream biota, cumulative ecological impacts and an evaluation of restoration and recovery methods used by mining companies to address the foregoing.
     It is unknown what other future changes will be implemented to the permitting review and issuance process or to other aspects of surface mining operations, but the increased regulatory focus, the announced changes and reviews and any additional future changes could adversely affect all coal mining companies operating in Appalachia, including us. In particular, we could be unable to obtain new permits or maintain existing permits, we could be required to change operations in a manner that could be costly, and we could incur fines, penalties and other costs, any of which could materially adversely affect our business.
     Certain of our customers have deferred contracted shipments of coal, which could affect our results of operations and liquidity.
     In the first half of 2009, as the ongoing global economic recession caused the price of, and demand for, coal to decline, certain of our thermal and metallurgical coal customers delayed shipments or requested deferrals pursuant to our existing long-term coal supply agreements. As of October 2009, we have been able to negotiate settlements for the majority of these requested deferrals from the first half of 2009.
     Significant customer deferrals, if agreed to, could materially affect the amount of revenue we recognize. Customer deferrals could adversely affect our results of operations and liquidity if we do not receive equivalent value from such customers and we are unable to sell committed coal at the contracted prices under our existing coal supply agreements.
     In an effort to curtail further excess coal production and limit costs, we have cancelled certain operating shifts, idled certain existing mining complexes and delayed the opening of an additional mining complex. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook — Patriot Operations for more information.
     Certain of our contracts establish prices and terms that allow us to expect relatively higher levels of profitability than other contracts, assuming both we and our customer perform under the terms of these agreements. From time to time, our profitability may be impacted by negotiated customer settlements, rather than the delivery of the volume of coal. To the extent we or a customer do not fully perform under one of these relatively more profitable contracts, our results of operations and operating profit in the reporting period during which such nonperformance occurs would be materially and adversely affected.

     New developments in the regulation of greenhouse gas emissions could materially adversely affect our customers’ demand for coal and our results of operations, cash flows and financial condition.
     One by-product of burning coal is carbon dioxide, which has been linked in certain studies as a contributor to climate change. Recently, legislators have been considering the passage of significant new laws, regulators have been considering using existing laws to limit carbon dioxide emissions, and other measures are being imposed or proposed, with the ultimate goal of reducing carbon dioxide and other greenhouse gas emissions.
     On April 17, 2009, the EPA issued a proposed finding that emissions of carbon dioxide and other greenhouse gases contribute to air pollution and endanger human health and welfare (the Endangerment Finding). If this finding were ultimately adopted, it would permit the EPA to begin regulating greenhouse gas emissions under the Clean Air Act. On October 27, 2009, the EPA published a proposed rule referred to as the Greenhouse Gas Tailoring Rule (GHG Tailoring Rule), in which it indicated that it anticipates finalizing the Endangerment Finding by the end of March 2010. If this occurs, the emission of greenhouse gases from certain stationary sources, including coal-fueled power plants, would become subject to existing permitting and other requirements under the Clean Air Act. The GHG Tailoring Rule could require the installation of best available control technologies in certain existing facilities and any new facilities that may be considered major sources of greenhouse gas emissions.
     In addition to the potential for the EPA to impose regulations on carbon dioxide emissions, the U.S. House of Representatives recently passed, and the U.S. Senate is currently considering, carbon dioxide legislation that would, among other things, impose a nationwide cap on carbon dioxide emissions and require major sources, including coal-fueled power plants, to obtain “emission allowances” to meet that cap. The current administration has also expressed support for such legislation.
     Further, there have been several public nuisance lawsuits brought against power, coal and oil and gas companies alleging that their operations are contributing to climate change. At least two U.S. federal appellate courts have permitted these lawsuits to proceed. The plaintiffs are seeking various remedies, including punitive and compensatory damages and injunctive relief.
     Demand for and use of coal may be limited by any global treaties that place restrictions on carbon dioxide emissions. As part of the United Nations Framework Convention on Climate Change, representatives from 187 nations met in Bali, Indonesia in December 2007 to discuss a program to limit greenhouse gas emissions after 2012. The United States participated in the conference. The convention adopted what is called the “Bali Action Plan.” The Bali Action Plan contains no binding commitments, but concludes, “deep cuts in global emissions will be required” and provides a timetable for two years of talks to shape the first formal addendum to the 1992 United Nations Framework Convention on Climate Change treaty since the Kyoto Protocol. The next meeting of the parties to the Bali Action Plan will be in Copenhagen, Denmark in December 2009, where participating nations are expected to consider whether to commit to binding greenhouse gas emissions reductions.
     These current, potential and any future international, federal, state, regional or local laws, regulations or court orders addressing greenhouse gas emissions will likely require additional controls on coal-fueled power plants and industrial boilers and may cause some users of coal to close existing facilities, reduce construction of new facilities or switch from coal to alternative fuels. These ongoing and future developments may have a material adverse impact on the global supply and demand for coal, and as a result could materially adversely affect our results of operations, cash flows and financial condition.
Item 6. Exhibits.
     See Exhibit Index on page 37 of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION
Date: November 6, 2009	By:	/s/ MARK N. SCHROEDER
Mark N. Schroeder
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
2.1	Separation Agreement, Plan of Reorganization and Distribution, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

2.2	Agreement and Plan of Merger, dated as of April 2, 2008, by and among Magnum Coal Company, Patriot Coal Corporation, Colt Merger Corporation, and ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as Stockholder Representative (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

4.1	Rights Agreement, dated October 22, 2007, between Patriot Coal Corporation and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

4.3	First Amendment to Rights Agreement, dated as of April 2, 2008, to the Rights Agreement, dated as of October 22, 2007 between Patriot Coal Corporation and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

4.4	Indenture dated as of May 28, 2008, by and between Patriot Coal Corporation, as Issuer, and U.S. Bank National Association, as trustee (including form of 3.25% Convertible Senior Notes due 2013) (Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 29, 2008).

10.1	Letter Agreement between Arclight Energy Partners Fund I, L.P., Arclight Energy Partners Fund II, L.P. and Paul Vining dated August 7, 2009. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q, filed on August 7, 2009).

31.1*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Financial Officer.

99.1	Patriot Coal Corporation Rights Adjustment Certificate dated July 28, 2008 (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).