Form 10-K
period 2009-12-31
Patriot Coal CORP
filed 2010-02-24
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number:       001-33466
PATRIOT COAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-5622045

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12312 Olive Boulevard, Suite 400
St. Louis, Missouri	63141

(Address of principal executive offices)	(Zip Code)
(314) 275-3600

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes ☐ No ☑
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
Aggregate market value of the voting stock held by non-affiliates (shareholders who are not directors or executive officers) of the Registrant, calculated using the closing price on June 30, 2009: Common Stock, par value $0.01 per share, $571.0 million.
Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 19, 2010: Common Stock, par value $0.01 per share, 90,870,249 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s Annual Meeting of Stockholders to be held on May 13, 2010 (the “Company’s 2010 Proxy Statement”) are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

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
     Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks and actual risks may differ materially from those discussed in the statements. Among the factors that could cause actual results to differ materially are:
•	price volatility and demand, particularly in higher margin products;

•	geologic, equipment and operational risks associated with mining;

•	changes in general economic conditions, including coal, power and steel market conditions;

•	availability and costs of competing energy resources;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

•	environmental laws and regulations including those affecting our operations and those affecting our customers’ coal usage;

•
developments in greenhouse gas emission regulation and treatment, including any development of commercially successful carbon capture and storage techniques or market-based mechanisms, such as a cap-and-trade system, for regulating greenhouse gas emissions;

•	coal mining laws and regulations;

•	labor availability and relations;

•	changes in postretirement benefit obligations;

•	changes to contribution requirements to multi-employer retiree healthcare and pension plans;

•	reductions of purchases or deferral of shipments by major customers;

•	availability and costs of credit, surety bonds and letters of credit;

•	customer performance and credit risks;

•	inflationary trends, including those impacting materials used in our business;

•	worldwide economic and political conditions;

•	downturns in consumer and company spending;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	difficulty in implementing our business strategy;

•	our ability to replace proven and probable coal reserves;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	our ability to respond to changing customer preferences;

•	our dependence on Peabody Energy for a significant portion of our revenues;

•	failure to comply with debt covenants;

•	the outcome of pending or future litigation;

•	the effects of mergers, acquisitions and divestitures, including our ability to successfully integrate mergers and acquisitions;

•	weather patterns affecting energy demand;

•	competition in our industry;

•	interest rate fluctuation;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings, set forth in Item 3 of this report.

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
PART I
     Unless the context indicates otherwise, all references in this report to Patriot, the Company, us, we, or our include Patriot Coal Corporation and our subsidiaries (Patriot).

Item 1.	Business.
Overview
     We are a leading producer of thermal coal in the eastern United States (U.S.), with operations and coal reserves in Appalachia and the Illinois Basin. We are also a leading U.S. producer of metallurgical quality coal. Our principal business is the mining, preparation and sale of thermal coal, also known as steam coal, for sale primarily to electric utilities, and metallurgical coal, for sale to steel mills and independent coke producers.
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
     We ship coal to electric utilities, industrial users, steel mills and independent coke producers. In 2009, we sold 32.8 million tons of coal, of which 83% was sold to domestic electric utilities and industrial customers and 17% was sold to domestic and global steel and coke producers. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.
     Effective October 31, 2007, Patriot was spun off from Peabody Energy Corporation (Peabody) and became a separate, public company traded on the New York Stock Exchange (symbol PCX). This transaction is referred to in this Form 10-K as the “distribution” or the “spin-off.” The spin-off from Peabody was accomplished through a dividend of all outstanding shares of Patriot.
     On July 23, 2008, Patriot completed the acquisition of Magnum Coal Company (Magnum). Magnum was one of the largest coal producers in Appalachia, operating eight mining complexes with production from surface and underground mines in Appalachia and controlling more than 600 million tons of proven and probable coal reserves. Magnum results are included as of the date of the acquisition.
Mining Operations
     Our mining operations and coal reserves are as follows:
•
Appalachia. In southern West Virginia, we have ten mining complexes located in Boone, Clay, Lincoln, Logan and Kanawha counties, and in northern West Virginia, we have one complex located in Monongalia County. As part of a comprehensive strategic review of operations upon the acquisition of Magnum, we idled operations at our Jupiter mining complex (December 2008) and our Remington mining complex (March 2009). Additionally, in response to the weakened coal markets, we announced the idling of our Black Oak mine (January 2009), the deferral of the opening of our Blue Creek mining complex, and the suspension of our Samples surface mine (August 2009). In Appalachia, we sold 25.8 million tons of coal in the year ended December 31, 2009. As of December 31, 2009, we controlled 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 488 million tons were assigned to current operations.

•
Illinois Basin. In the Illinois Basin, we have three complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 7.0 million tons of coal in the year ended December 31, 2009. As of December 31, 2009, we controlled 646 million tons of proven and probable coal reserves in the Illinois Basin, of which 126 million tons were assigned to current operations.

     The following table provides the location and summary information of our operations as of December 31, 2009.

			Mining		2009 Tons
Location	Complex	Mine(s)	Method(1)	Met/Steam	Sold(2)

Appalachia	Big Mountain	Big Mountain No. 16, Contractor	CM	Steam	2,072
	Blue Creek	Blue Creek No. 1, Blue Creek No. 2	CM	Steam	134
	Campbell’s Creek	Campbell’s Creek No. 6, Campbell’s Creek No. 7	CM	Steam	1,051
	Corridor G	Job 21, Hill Fork	TS, DL	Steam	3,565
	Kanawha Eagle	Eagle, Coalburg No. 1, Coalburg No. 2	CM	Met/Steam	1,881
	Logan County	Guyan	TS	Steam	2,500
	Paint Creek	Samples, Winchester	TS, HW, CM	Met/Steam	2,071
	Panther	Panther	LW, CM	Met/Steam	2,023
	Remington(3)	Stockburg No. 2, Deskins, Wildcat	CM, TS, HW	Steam	182
	Rocklick	Harris No. 1, Black Oak, Contractor	TS, CM	Met/Steam	1,658
	Wells	Rivers Edge, Contractor	CM	Met	3,315
	Federal	Federal No. 2	LW, CM	Steam	3,522
	Purchased coal	N/A	N/A	N/A	1,876

				Subtotal	25,850

Illinois Basin	Bluegrass	Patriot, Freedom	TS, CM	Steam	2,433
	Dodge Hill	Dodge Hill No. 1	CM	Steam	888
	Highland	Highland No. 9	CM	Steam	3,665

				Subtotal	6,986

				Total	32,836

(1)	LW = Longwall, CM = Continuous Miner, TS = Truck-and-Shovel, DL = Dragline, HW = Highwall.

(2)	Tons sold, presented in thousands, for each plant were the same as actual annual plant production in 2009, subject to stockpile variations.

(3)	The Remington mining complex was idled in March 2009.
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
     Continuous miner mining. Continuous miner mining is an underground method in which airways and transportation entries are developed by continuous mining machines, leaving “pillars” to support the roof. Continuous miner mining is also referred to as “room-and-pillar” mining. Pillars may subsequently be extracted to maximize the reserve recovery. This method is often used to mine smaller coal reserves or thin seams.
     Truck-and-shovel/loader mining. Truck-and-shovel/loader mining is a surface mining method that uses large electric- or diesel-powered shovels to remove overburden, which is used to backfill pits after coal removal. Loading equipment is used to load coal into haul trucks for transportation to the preparation plant or transportation loading facility. Productivity depends on equipment, geological composition and the ratio of overburden to coal.
     Dragline mining. Dragline mining is an efficient surface method that uses large capacity draglines to remove overburden to expose the coal seams. In Central Appalachia, the seams to be mined above the dragline are pre-stripped with support equipment in order to create a bench upon which the dragline can operate. The coal is loaded into haul trucks for transportation to a preparation plant or transportation to a loading facility.
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

Appalachian Mining Operations
     Our Appalachian Mining Operations include eleven current mining complexes in West Virginia and the Remington complex, which was idled in March 2009.
Appalachia
     Big Mountain
     The Big Mountain mining complex is sourced by one company-operated underground mine, Big Mountain No. 16, and multiple contractor-operated underground mines located in southern West Virginia. Coal is produced utilizing continuous mining methods. The coal is sold on the thermal market and is transported from the preparation plant to customers via CSX rail or trucked to a river and placed on barges. Coal is produced from the Coalburg seam with average thickness of nine feet and the Dorothy seam with average thickness of six feet. Most of the employees at the company-operated mine are represented by the United Mine Workers of America (UMWA).
     Blue Creek
     The Blue Creek mining complex is located in southern West Virginia and consists of two company-operated underground mines, Blue Creek No. 1 and Blue Creek No. 2. One of the mines became operational in December 2009 and the other is expected to begin production in the first quarter of 2010. Both mines operate in the Stockton seam, with an average thickness of ten feet. The complex utilizes continuous mining methods and a third-party-owned on-site preparation facility. Coal produced at the Blue Creek complex is sold on the thermal market and is loaded onto trucks for transportation to a barge loading facility on the Kanawha River. The employees at the company-operated mines are not represented by a union.
     Campbell’s Creek
     The Campbell’s Creek mining complex consists of two underground mines located in southern West Virginia. The company-operated Campbell’s Creek No. 7 mine operates in the Winifrede seam, with an average mining thickness of seven and one half feet. The contractor-operated Campbell’s Creek No. 6 mine operates in the Stockton seam, and has an average mining thickness of seven feet. All mines in the Campbell’s Creek mining complex utilize the continuous mining method. After processing, the coal is transported by truck to the Kanawha River for loading onto barges that deliver the coal to customers. Coal produced at Campbell’s Creek mining complex is sold on the thermal market. The employees at the company-operated mine are not represented by a union.
     Corridor G
     The Corridor G mining complex consists of two company-operated surface mines, Job 21 and Hill Fork, located in southern West Virginia. Coal is sourced from the Kittanning, Stockton and Coalburg seams, with a 16-to-1 average overburden to coal ratio. Corridor G utilizes truck-and-shovel/loader and dragline mining. Coal produced at this complex is transferred by belt to the on-site preparation plant and loadout facility. After processing, the coal is transported to customers by CSX rail or trucked to a river and placed on barges. Coal produced at the Corridor G mining complex is sold on the thermal market. Most of the employees at the Corridor G mining complex are represented by the UMWA.
     Kanawha Eagle
     The Kanawha Eagle complex, which is contractor-operated, is located in southern West Virginia and is sourced by the Eagle, Coalburg No. 1 and Coalburg No. 2 underground mines. All three mines utilize continuous mining methods. Processed coal is sold on both metallurgical and thermal markets and is transported via CSX rail directly to the customer or by private line railroad to the Kanawha River and placed on barges. Coal is produced from the Coalburg seam, with average thickness of six feet, and the Eagle seam, with average thickness of four feet.

     Logan County
     The Logan County mining complex consists of one company-operated surface mine, Guyan, located in southern West Virginia. Coal from this complex is sold on the thermal market. The Guyan mine utilizes the truck-and-shovel/loader mining method. Coal produced at this complex is transferred by truck to its on-site preparation plant and loadout facility. Coal is principally transported from the loadout facility to customers by CSX rail. Coal is sourced from the Freeport, Kittanning, Stockton and Coalburg seams, with a 15-to-1 average overburden to coal ratio. Certain employees at the Logan County complex are represented by the UMWA.
     Paint Creek
     The Paint Creek mining complex consists of one surface mine and one underground mine located in southern West Virginia. Both mines are company-operated. The surface mine, Samples, utilizes truck-and-shovel/loader and highwall mining methods, while the underground mine, Winchester, utilizes the continuous mining method. The Winchester mine operates in the Hernshaw seam, with an average mining thickness of six feet. Coal from Samples is sourced from the Freeport, Kittanning, Stockton and Coalburg seams, with a 16.5-to-1 average overburden to coal ratio. We announced the idling of our Samples mine in August 2009. After processing, coal is transported from the on-site preparation plant and loadout facility to customers by CSX rail. Coal can also be trucked approximately 14 miles to the Kanawha River and transported by barge. Coal from this complex can be sold on either the metallurgical and thermal markets. The employees at the Paint Creek complex are not represented by a union.
     Panther
     The Panther mining complex consists of one underground mine, Panther, located in southern West Virginia. Coal is produced utilizing the longwall mining and continuous mining methods. All coal is processed at an on-site preparation plant and then transported via truck to barges on the Kanawha River or via CSX rail. Coal produced at the Panther complex is sold on both thermal and metallurgical markets. Coal is produced from the Eagle seam, with an average mining thickness of seven feet. The employees at the Panther complex are not represented by a union.
     Remington
     The Remington mining complex is located in southern West Virginia and consists of two underground mines and one surface mine. As part of a comprehensive strategic review of operations upon the acquisition of Magnum, the Remington complex was idled in March 2009.
     Rocklick
     The Rocklick mining complex is located in southern West Virginia and is sourced by two company-operated underground mines, Harris No. 1 and Black Oak, and contractor-operated underground and surface mines. Coal at the Rocklick mining complex is produced utilizing continuous mining methods at underground mines and the truck-and-shovel/loader mining method at surface mines. All Harris No. 1 and Black Oak coal is sold on the metallurgical market and contractor processed coal is sold on either the thermal or metallurgical markets. Rocklick has the capability to transport coal on both the CSX and the Norfolk Southern railroads. Metallurgical coal at Harris No. 1 is produced from the Eagle seam, with average thickness of four feet, if only the lower split is mined, or seven feet, if both seam splits are mined. Thermal coal is produced from the Kittanning, Stockton, Clarion and Coalburg seams, with an 18-to-1 average overburden to coal ratio. In January 2009, the Black Oak mine was suspended due to lower demand for metallurgical coal. Additionally, the contractor-operated surface mines were idled at the Rocklick complex during 2009. Most of the employees at the company-operated mines are represented by the UMWA.
     Wells
     The Wells mining complex is located in southern West Virginia and is sourced by one company-operated underground mine, Rivers Edge, and multiple contractor-operated underground mines. Coal is produced utilizing continuous mining methods. The majority of coal currently produced at Wells is sold on the metallurgical market and is transported to customers via CSX rail. Thermal coal can also be processed and sold at this operation. Rivers Edge mine produces coal from the Powellton seam, with average thickness of approximately eight feet. Coal is also produced from the Black Stallion contract mine in the Eagle seam, with average thickness of six feet. Contract mines produce coal from the No. 2 Gas, Winifrede, Powellton and Lower Chilton seams, each with an average thickness of five to eight feet. Most of the employees at the company-operated facilities of the Wells mining complex are represented by the UMWA.

     Federal
     The Federal mining complex is located in northern West Virginia and is sourced by one company-operated underground mine, Federal No. 2, utilizing longwall and continuous mining methods. All coal produced at Federal is sold on the high-Btu thermal market and is transported to customers via the CSX and Norfolk Southern railroads either directly or via barges on the Ohio River. Coal is produced from the Pittsburgh seam, with average thickness of seven feet. Most of the employees at the Federal mining complex are represented by the UMWA.
Illinois Basin Mining Operations
     Our Illinois Basin Mining Operations include three mining complexes in western Kentucky.
Illinois Basin
     Bluegrass
     The Bluegrass mining complex is located in western Kentucky and is sourced by two company-operated mines, Freedom, an underground mine, and Patriot, a surface mine. Coal at Freedom is produced utilizing continuous mining methods, while coal at Patriot is produced utilizing the truck-and-shovel/loader mining method. All coal is sold on the thermal market and is transported via truck or via barge loaded on the Green River. Coal is produced from the Kentucky No. 9 seam, with average thickness of four feet for the Freedom underground mine, and with a 15-to-1 average overburden to coal ratio for the Patriot surface mine. The employees at the Bluegrass mining complex are not represented by a union.
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
     Highland
     The Highland mining complex is located in western Kentucky and is sourced by one company-operated underground mine, Highland No. 9, utilizing continuous mining methods. All coal is sold on the thermal market and is transported via barges loaded on the Ohio River. Coal is produced from the Kentucky No. 9 seam, with average thickness of five feet. Most of the employees at the Highland complex are represented by the UMWA.

Customers and Backlog
     As of December 31, 2009, we had a sales backlog of 72.6 million tons of coal, including backlog subject to price reopener and/or extension provisions. Our coal supply agreements have remaining terms up to 8 years and an average volume-weighted remaining term of approximately 2.5 years.

	Commitments as of December 31, 2009
				2013 and
	2010	2011	2012	Later	Total
Tons (in millions)	29.5	19.9	11.3	11.9	72.6
     The 2010 commitments represent more than 85% of our currently estimated production for 2010.
     In 2009, approximately 83% of our coal sales were under long-term (one year or greater) contracts. Also in 2009, our coal was sold to over 98 electricity generating and industrial plants in 8 countries, including the U.S., which is where we have our primary customer base.
     We expect to continue selling a significant portion of our coal under supply agreements with terms of one year or longer. Our approach is to selectively renew, or enter into, new coal supply contracts when we can do so at prices we believe are favorable. We continue to supply coal to Peabody under contracts that existed at the date of spin-off, and certain of these contracts have terms into 2012. As of December 31, 2009, approximately 25% and 19% of our current projected 2010 and 2011 total production, respectively, was committed under pre-existing customer relationships with various Peabody subsidiaries, all of which are thermal coal contracts.
     Typically, customers enter into coal supply agreements to secure reliable sources of coal at predictable prices, while we seek stable sources of revenue to support the investments required to open, expand and maintain or improve productivity at the mines needed to supply these contracts. The terms and conditions of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms and conditions of these contracts vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure, and termination and assignment provisions.
     Each contract sets a base price. Some contracts provide for a predetermined adjustment to base price at times specified in the agreement. Base prices may be adjusted quarterly, annually or at other periodic intervals for changes in production costs and/or changes due to inflation or deflation. Changes in production costs may be measured by defined formulas that may include actual cost experience at the mine as part of the formula. The inflation/deflation adjustments are measured by public indices, the most common of which is the implicit price deflator for the gross domestic product as published by the U.S. Department of Commerce. In most cases, the components of the base price represented by taxes, fees and royalties which are based on a percentage of the selling price are also adjusted for any changes in the base price and passed through to the customer.
     Most long-term contracts contain provisions to adjust the base price due to new laws or changes in the language, interpretation or application of existing laws that increase our cost of performance under such contracts. Buyers often negotiate similar clauses covering changes in environmental laws. We often negotiate the right to supply coal that complies with a new environmental requirement to avoid contract termination. Coal supply agreements typically contain termination clauses if either party fails to comply with the terms and conditions of the contract, although most termination provisions provide the opportunity to cure defaults.
     Price reopener provisions are present in some of our multi-year coal contracts. These provisions may allow either party to commence a renegotiation of the contract price at various intervals. In most of the agreements with price reopener provisions, if the parties do not agree on a new price, the purchaser or seller has an option to terminate the contract. Under some contracts, we have the right to match lower prices offered to our customers by other suppliers.
     Quality and volumes for the coal are stipulated in coal supply agreements, and in some limited instances buyers have the option to vary annual or monthly volumes, if necessary. Variations to the quality of coal may lead to adjustments in the contract price. Most coal supply agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics such as heat content (Btu), sulfur and ash content, grindability and ash fusion temperature. Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or termination of the contracts. Coal supply agreements typically stipulate procedures for sampling, analysis and weighing.

     In most of our contracts, we have a right of substitution, allowing us to provide coal from different mines, including third-party production, as long as the replacement coal meets the contracted quality specifications and is sold at the same delivered cost.
     Contract provisions in most cases set out mechanisms for temporary reductions or delays in coal volumes in the case of a force majeure event, including strikes, adverse mining conditions, labor shortages, permitting or serious transportation problems that affect the seller or unanticipated plant outages that may affect the buyer. Most contracts stipulate that this tonnage can be made up by either mutual agreement or at the option of the nonclaiming party.
Sales and Marketing
     We sell coal produced by our operations and third-party producers. We contract with third-party producers to mine our owned or leased coal reserves on a rate per ton or cost plus basis. Our sales and marketing group includes personnel dedicated to performing sales functions, transportation, distribution, market research, contract administration, and credit/risk management activities.
Transportation
     Coal consumed domestically is typically sold at the mine and transportation costs are borne by the purchaser. At certain locations, we utilize truck, conveyor belt and rail to transport coal from our mines to docks for transportation to customers via barges. Export coal is usually sold at the loading port, with purchasers paying ocean freight. Producers usually pay shipping costs from the mine to the port, trans-loading fees at the port and any applicable vessel demurrage costs associated with delayed loadings.
     Of our 32.8 million tons sold in 2009, we shipped approximately 50% by rail, 41% by barge, 7% by ocean-going vessel and 2% by truck. Our transportation staff manages the loading of coal via these transportation modes.
Suppliers
     The main types of goods we purchase are mining equipment and replacement parts, steel-related (including roof control) products, belting products, lubricants, fuel and tires. Although we have many, long, well-established relationships with our key suppliers, we do not believe that we are dependent on any of our individual suppliers other than for purchases of certain underground mining equipment. The supplier base providing mining materials has been relatively consistent in recent years. Purchases of certain underground mining equipment are concentrated with one principle supplier; however, supplier competition continues to develop.
Competition
     The U.S. coal industry is highly competitive, both regionally and nationally. Coal production in Appalachia and the Illinois Basin totaled approximately 448 million tons in 2009, with the largest five producers (Alpha Natural Resources, Inc., CONSOL Energy, Inc., Massey Energy Company, Patriot and Peabody) accounting for 41% of production. In addition to competition within the eastern U.S. region, coal is transported into the region from the western U.S. and international producers for purchase by utility customers.
     A number of factors beyond our control affect the markets in which we sell our coal. Continued demand for our coal and the prices obtained by us depend primarily on the coal consumption patterns of the electricity and steel industries in the U.S. and elsewhere around the world; the availability, location, cost of transportation and price of competing coal; and other electricity generation and fuel supply sources such as natural gas, oil, nuclear, hydroelectric and renewable energy. Coal consumption patterns are affected primarily by the demand for electricity, environmental and other governmental regulations, and technological developments. The most important factors on which we compete are delivered price (i.e., including transportation costs, which are paid by our customers), coal quality characteristics and reliability of supply.
Employees & Labor Relations
     Relations with our employees and, where applicable, organized labor, are important to our success. As of December 31, 2009, we had approximately 3,500 employees. Approximately 52% of our employees at our company operations were represented by an organized labor union and these operations generated approximately 46% of our 2009 sales volume. Union labor is represented by the UMWA under labor agreements which expire December 31, 2011. Our represented employees work at various sites in Appalachia and at the Highland complex in the Illinois Basin.
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

Certain Liabilities
     We have significant long-term liabilities for reclamation (also called asset retirement obligations) and remediation, work-related injuries and illnesses, and retiree healthcare. In addition, labor contracts with the UMWA and certain arrangements with non-union employees include long-term benefits, notably healthcare coverage for retired employees and future retirees and their dependents.
     Asset Retirement Obligations
     Asset retirement obligations primarily represent the present value of future anticipated costs to restore surface land to levels equal to or greater than pre-mining conditions, as required by the Surface Mining Control and Reclamation Act (SMCRA). Asset retirement obligation expense (which includes liability accretion and asset amortization) for the years ended December 31, 2009, 2008 and 2007 was $29.5 million, $19.3 million, and $20.1 million, respectively. As of December 31, 2009, our asset retirement obligations of $244.5 million included $183.1 million related to locations with active mining operations and $61.4 million related to locations that are closed or inactive.
     Remediation Obligations
     Remediation obligations primarily represent the present value of future anticipated costs for water treatment of selenium discharges in excess of allowable limits, as required by current court orders, consent decrees and mining permits. Our remediation obligation at the Magnum acquisition date was estimated and recorded at June 30, 2009, when the purchase accounting valuation of all assets acquired and liabilities assumed was finalized. Remediation obligation expense for the year ended December 31, 2009 was $5.6 million, representing six months of expense. We expect remediation obligation expense to be approximately $12 million in 2010. Our remediation obligation liability was $88.6 million as of December 31, 2009.
     Workers’ Compensation
     These liabilities represent the estimates for compensable, work-related injuries (traumatic claims) and occupational disease, principally black lung disease (pneumoconiosis) and are based primarily on actuarial valuations. The Federal Black Lung Benefits Act requires employers to pay black lung awards to former employees who filed successful claims after June 1973. These liabilities were $220.3 million as of December 31, 2009, of which $26.6 million was a current liability. Expense for the years ended December 31, 2009, 2008 and 2007 was $31.3 million, $25.1 million and $28.0 million, respectively.
     Retiree Healthcare and Pension
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
     Our retiree healthcare liabilities were $1.2 billion as of December 31, 2009, of which $67.1 million was a current liability. Expense for the years ended December 31, 2009, 2008 and 2007 was $92.5 million, $66.0 million and $99.9 million, respectively. In 2009, our results included a full year of retiree healthcare expense related to the Magnum operations as compared to only five months in 2008. Our 2008 retiree healthcare expense decreased from 2007 primarily due to the retention by Peabody of a portion of the liability at the spin-off (as discussed below) and a higher discount rate in 2008, partially offset by the inclusion of five months of activity related to the Magnum operations in 2008.
     In connection with the spin-off, a subsidiary of Peabody assumed certain of our pre-spin-off obligations associated with the Coal Industry Retiree Health Benefits Act of 1992 (the Coal Act), the 2007 National Bituminous Coal Wage agreement (2007 NBCWA) and certain salaried employee retiree healthcare benefits. At December 31, 2009 the present value of the liability assumed by Peabody at spin-off was $665.0 million. We continue to administer these benefits. Certain Patriot subsidiaries will remain jointly and severally liable for the Coal Act obligations and remain secondarily liable for the 2007 NBCWA obligations and the salaried employee obligations.
     The Coal Act provides for the funding of health benefits for certain UMWA retirees. The Coal Act established the United Mine Workers of America Combined Fund (Combined Fund) into which “signatory operators” and “related persons” are obligated to pay annual premiums for beneficiaries. This multi-employer fund provides healthcare benefits to a closed group of our retired former employees who last worked prior to 1976, as well as orphaned beneficiaries of bankrupt companies who were receiving benefits as orphans prior to the 1992 law. No new retirees will be added to this group. The liability is subject to increases or decreases in per capita healthcare costs, offset by the mortality curve in this aging population of beneficiaries. The Coal Act also created a second benefit fund, the 1992 Benefit Plan, for miners who retired between July 21, 1992, and September 30, 1994, and whose former employers are no longer in business. Beneficiaries may continue to be added to this fund as employers default in providing their former employees with retiree medical benefits, but the overall exposure for new beneficiaries into this fund is limited to retirees covered under their employer’s plan who retired prior to October 1, 1994. A third fund, the 1993 Benefit Plan, was established through collective bargaining and provides benefits to qualifying former employees, who retired after September 30, 1994, of certain signatory companies who have gone out of business and have defaulted in providing their former employees with retiree medical benefits. Beneficiaries may continue to be added to this fund as employers go out of business. The collective bargaining agreement with the UMWA, which specifies the payments to be made to the 1993 Benefit Plan, expires on December 31, 2011.

     In December 2006, the Surface Mining Control and Reclamation Act Amendments of 2006 (2006 Act) was enacted. Under the 2006 Act, the orphan benefits paid to the Combined Fund and the 1992 Benefit Plan will be the responsibility of the federal government on a phased-in basis. The legislation authorizes $490 million per year in general fund revenues to pay for these and other benefits under the bill. In addition, future interest from the federal Abandoned Mine Land (AML) trust fund and previous unused interest from the AML trust fund will be available to offset orphan retiree healthcare costs. Under current projections for the health funds, these available resources are sufficient to cover all anticipated costs of orphan retirees. These amounts are also in addition to any amounts that may be appropriated by Congress at its discretion. The legislation also revises the AML fees paid by us on coal production, effective in October 2007, with the imposition of such fee currently scheduled to expire in its entirety on September 30, 2021.
     The 2006 Act specifically amended the federal laws establishing the Combined Fund, the 1992 Benefit Plan and the 1993 Benefit Plan. The 2006 Act provides new and additional funding to all three programs, subject to the limitations described below. The 2006 Act guarantees full funding of all beneficiaries in the Combined Fund by supplementing the annual transfers of interest earned on the AML trust fund. The 2006 Act further provides funding for the annual orphan health costs under the 1992 Benefit Plan on a phased-in basis: 25%, 50% and 75% in the years 2008, 2009 and 2010, respectively. Thereafter, federal funding will pay for 100% of the orphan health costs. The coal producers that signed the 1988 labor agreement, including some of our subsidiaries, remain responsible for the costs of the 1992 Benefit Plan. The 2006 Act also included the 1993 Benefit Plan as one of the statutory funds and authorizes the trustees of the 1993 Benefit Plan to determine the contribution rates through 2010 for pre-2007 beneficiaries. During calendar years 2008 through 2010, federal funding will pay a portion of the 1993 Benefit Plan’s annual health costs on a phased-in basis: 25%, 50% and 75% in the years 2008, 2009 and 2010, respectively. The 1993 Benefit Plan trustees have set a $1.42 per hour statutory contribution rate for 2010. Under the 2006 Act, these new and additional federal expenditures to the Combined Fund, 1992 Benefit Plan, 1993 Benefit Plan and certain AML payments to the states and Indian tribes are collectively limited by an aggregate annual cap of $490 million as described above. To the extent that (i) the annual funding of the programs exceeds this amount (plus the amount of interest from the AML trust fund paid with respect to the Combined Fund), and (ii) Congress does not allocate additional funds to cover the shortfall, contributing employers and affiliates, including some of our subsidiaries, would be responsible for the additional costs. Those of our subsidiaries that have agreed to the 2007 NBCWA will pay $0.50 per hour worked to the 1993 Benefit Plan to provide benefits for post 2006 beneficiaries. To the extent the $0.50 per hour payment exceeds the amount needed for this purpose, the difference will be credited against the $1.42 per hour statutory payment.
     The actuarially-determined liability for these benefit plans was $48.5 million as of December 31, 2009, $6.3 million of which was a current liability. Expenses for the years ended December 31, 2009, 2008 and 2007 were $3.2 million, $2.6 million and $2.9 million, respectively. Cash payments to these funds were $6.3 million, $6.1 million and $5.5 million for 2009, 2008 and 2007, respectively. The benefit plans that qualify as multi-employer plans are expensed as payments are made and no liability was recorded other than amounts due and unpaid. Expense related to these funds was $11.2 million, $11.8 million and $15.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     Certain of our subsidiaries participate in two defined benefit multi-employer pension funds that were established as a result of collective bargaining with the UMWA pursuant to the 2007 NBCWA as periodically negotiated. These plans provide pension and disability pension benefits to qualifying represented employees retiring from a participating employer where the employee last worked prior to January 1, 1976, in the case of the UMWA 1950 Pension Plan, or after December 31, 1975, in the case of the UMWA 1974 Pension Plan. In December 2006, the 2007 NBCWA was signed, which required funding of the 1974 Pension Plan through 2011 under a phased funding schedule. The funding is based on an hourly rate for active UMWA workers. Under the labor contract, the per hour funding rate increased to $4.25 in 2009 and increases each year until reaching $5.50 in 2011. Our subsidiaries with UMWA-represented employees are required to contribute to the 1974 Pension Plan at the new hourly rates. Contributions to these funds could increase as a result of future collective bargaining with the UMWA, a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, lower than expected returns on pension fund assets or other funding deficiencies. Expense related to these funds was $18.3 million, $13.5 million and $6.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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
     Mine Safety and Health
     Our goal is to achieve excellent mine safety and health performance. We measure our progress in this area primarily through the use of accident frequency rates. We believe that it is our responsibility to our employees to provide a superior safety and health environment. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; involving employees in the establishment of safety standards; and recording, reporting and investigating all accidents, incidents and losses to avoid reoccurrence. We utilize best practices in emergency preparedness, which includes maintaining multiple mine rescue teams. A portion of the annual performance incentive for all Patriot personnel is tied to our safety record.
     Our approach to safety has resulted in a steady decline in incidence numbers and their severity rates. We received a number of significant safety awards in 2009, including four Mountaineer Guardian Safety Awards from the West Virginia Coal Association. Our training center educates our employees in safety best practices and reinforces our company-wide belief that productivity and profitability follow when safety is a cornerstone of all of our operations.
     Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 (the 1977 Act) significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. In 1978, the Mine Safety and Health Administration (MSHA) was created to carry out the mandates of the 1977 Act.
     Congress enacted the Mine Improvement and New Emergency Response Act of 2006 (MINER Act) as a result of an increase in fatal accidents. Among the new requirements, each miner must have at least two, one-hour Self Contained Self Rescue (SCSR) devices for their use in the event of an emergency (each miner had at least one SCSR device prior to the MINER Act) and additional caches of SCSR devices in the escape routes leading to the surface. Our evacuation training programs have been expanded to include more comprehensive training with the SCSR devices and frequent escape drills, as well as mine-wide simulated disaster training. The MINER Act also requires installation of two-way communication systems that allow communication between rescue workers and trapped miners following an accident as mine operators must have the ability to locate each miner’s last known position immediately before and after a disaster occurs. Compliance with this regulation has and will continue to result in additional expense.
     The states in which we operate also have programs for mine safety and health regulation and enforcement. As a result of industry-wide fatal accidents in recent years, primarily at underground mines, several states including West Virginia and Kentucky have adopted new safety and training regulations. In addition, MSHA has issued numerous new policies and regulations addressing, but not limited to, the following: emergency notification and response plans, increased fines for violations and additional training and mine rescue coverage requirements. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of U.S. industry. While these changes have had a significant effect on our operating costs, our U.S. competitors with underground mines are subject to the same degree of regulation.
     Black Lung
     In the U.S., under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each U.S. coal mine operator must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. Coal mine operators must also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. Historically, less than 7% of the miners currently seeking federal black lung benefits are awarded these benefits. The trust fund is funded by an excise tax on U.S. production of up to $1.10 per ton for coal from underground mines and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price.
     Mining Control and Reclamation Regulations
     The SMCRA is administered by the Office of Surface Mining Reclamation and Enforcement (OSM) and establishes mining, environmental protection and reclamation standards for all aspects of U.S. surface mining as well as many aspects of underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority. States in which we have active mining operations have achieved primary control of enforcement through federal authorization.

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
     Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some SMCRA mine permit applications take over a year to prepare, depending on the size and complexity of the mine, and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including public hearings and through intervention in the courts.
     SMCRA requires compliance with many other major environmental programs. These programs include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and employee right-to-know provisions. Besides OSM, other federal regulatory agencies are involved in monitoring or permitting specific aspects of mining operations. The Environmental Protection Agency (EPA) is the lead agency for states with no authorized programs under the Clean Water Act, RCRA and CERCLA. The U.S. Army Corps of Engineers (ACOE) regulates activities affecting navigable waters and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosive blasting.
     Mine Closure Costs
     Various federal and state laws and regulations, including SMCRA, require us to obtain surety bonds or other forms of financial security to secure payment of certain long-term obligations, including mine closure or reclamation costs, federal and state workers’ compensation costs and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis. Surety bond costs have increased in recent years. As of December 31, 2009, we had outstanding surety bonds and total letters of credit of $506.8 million including: $221.2 million for post-mining reclamation; $201.1 million related to workers’ compensation obligations; $50.5 million for retiree health obligations; $10.3 million for coal lease obligations; and $23.7 million for other obligations (including collateral for surety companies and bank guarantees, road maintenance and performance guarantees). Changes in these laws and regulations could require us to obtain additional surety bonds or other forms of financial assurance.
     The AML Fund, which is part of SMCRA, requires a fee on all coal produced in the United States. The proceeds are used to rehabilitate land mined and left unreclaimed prior to August 3, 1977 and to pay healthcare benefit costs of orphan beneficiaries of the Combined Fund. Under current law, from October 1, 2007 through September 30, 2012, the fee is $0.315 per ton for surface-mined coal and $0.135 per ton for underground-mined coal and from October 1, 2012 through September 30, 2021, the fee will be $0.28 per ton for surface-mined coal and $0.12 per ton for underground-mined coal.
Environmental Laws
     We are subject to various federal and state environmental laws and regulations that impose significant requirements on our operations. The cost of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations or financial condition. In addition, environmental laws and regulations, particularly relating to air emissions, can reduce the demand for coal. Significant public opposition has been raised with respect to the proposed construction of certain new coal-fueled electricity generating plants due to the potential air emissions that would result. Such regulation and opposition could reduce the demand for coal.
     Numerous federal and state governmental permits and approvals are required for mining operations. When we apply for these permits or approvals, we may be required to prepare and present to federal or state authorities data pertaining to the effect or impact that a proposed exploration for, or production or processing of, coal may have on the environment. Compliance with these requirements can be costly and time-consuming and can delay exploration or production operations. A failure to obtain or comply with permits could result in significant fines and penalties and could adversely affect the issuance of other permits for which we may apply.
     Certain key environmental issues, laws and regulations facing us are described further below.

     Clean Water Act
     The federal Clean Water Act and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. As a result of recent court decisions and regulatory actions, permitting requirements have increased and could continue to increase the cost and time we expend on compliance with water pollution regulations.
     These and other regulatory requirements, which have the potential to change due to legal challenges, Congressional actions and other developments, increase the cost of, or could even prohibit, certain current or future mining operations. Our operations may not always be able to remain in full compliance with all Clean Water Act obligations and permit requirements, and as a result we have, at times, been subject to compliance orders and private party litigation seeking fines or penalties or changes to our operations.
     Clean Water Act requirements that may affect our operations include the following:
     Section 404
     Section 404 of the Clean Water Act requires mining companies to obtain ACOE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. As is the case with other coal mining companies operating in Appalachia, our construction and mining activities, including our surface mining operations, frequently require Section 404 permits. ACOE issues two types of permits pursuant to Section 404 of the Clean Water Act: nationwide (or “general”) and “individual” permits. Nationwide permits are issued to streamline the permitting process for dredging and filling activities that have minimal adverse environmental impacts. An individual permit typically requires a more comprehensive application process, including public notice and comment, but an individual permit can be issued for ten years (and may be extended thereafter upon application).
     The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the Clean Water Act, whether general permits commonly described as the Nationwide Permit 21 (NWP 21), or individual permits, has been the subject of many recent court cases and increased regulatory oversight, the results of which may materially increase our permitting and operating costs, result in permitting delays, suspend current operations or prevent the opening of new mines.
     For instance, on June 11, 2009, the White House Council on Environmental Quality announced that the EPA, the Department of the Interior (DOI) and the ACOE had entered into a Memorandum of Understanding and Interagency Action Plan on Appalachian Surface Coal Mining (IAP) which is designed to coordinate actions between the agencies and to increase federal scrutiny and oversight of state permitting, enforcement and other activities affecting Appalachian surface mining, all with the stated goal of reducing the environmental impacts of surface coal mining in West Virginia and other Appalachian states. Among other things, the IAP set forth a proposal to prohibit use of the general NWP 21 for surface coal mining operations and a commitment by the DOI to issue guidance clarifying the rules on the use of valley fills within a set distance of a stream. The IAP also stated that there will be a general review of how surface mining is evaluated, authorized and regulated under the Clean Water Act, which may lead to further changes to relevant laws or enforcement thereof.
     On July 15, 2009, the ACOE announced it was soliciting public comments on proposals related to the use of NWP 21 pursuant to the IAP. The proposals modify NWP 21 to prohibit its use in the Appalachian region for surface coal mining operations and suspend the use of NWP 21 in West Virginia and other Appalachian states while the ACOE completes the process of modifying it. In the absence of NWP 21, individual permits are required for surface coal mining projects. We have converted any pending permit applications that were submitted under NWP 21 to individual permit applications and believe a prohibition on NWP 21 permits would have a minimal effect on our future production. However, individual permits take longer and are more costly to obtain.
     In July 2009, the EPA requested that the West Virginia Department of Environmental Protection (WVDEP) provide copies of draft National Pollution Discharge Elimination System (NPDES) permits for discharges associated with surface coal mining operations and announced its plans to conduct Permit Quality Reviews of mining permits in West Virginia. In September 2009, the EPA announced that proposed mining related to certain pending permits in Appalachia would require additional review under the Clean Water Act due to the potential water quality impacts. Seventy-nine permit applications were identified for further, detailed reviews, including our Hobet 45 mine permit application and five of our other permit applications. In January 2010, the evaluation process was finalized on our Hobet 45 permit and the permit was issued. It was the first of the seventy-nine permits to be issued. The EPA and the ACOE continue to perform reviews on the remaining permits pursuant to the IAP to ensure compliance with the Clean Water Act. As a result of the EPA’s increased scrutiny, the WVDEP announced in January 2010 that it is suspending review of permit applications for certain surface mining operations until the EPA establishes standards for such operations.
     In November 2009, the DOI issued an advance notice of proposed rule making regarding the use of valley fills within a set distance of a stream. The notice set forth a number of potential options DOI is considering in order to meet the goals in the Memorandum of Understanding (MOU). If more restrictive options are ultimately adopted, certain mining activities could become prohibited.

     In addition, Region 3 of the EPA, which covers West Virginia, has asked the EPA’s Office of Research & Development (ORD) to provide expert advice on a draft assessment of the ecological impacts associated with surface coal mining involving valley fills. ORD’s assessment will cover loss of headwater streams, downstream water quality, subsequent effects on in-stream biota, cumulative ecological impacts and an evaluation of restoration and recovery methods used by mining companies to address the foregoing.
     It is unknown what other future changes will be implemented to the permitting review and issuance process or to other aspects of surface mining operations, but the increased regulatory focus, recent attention in Congress, the announced changes and reviews and any additional future changes could materially and adversely affect all coal mining companies operating in Appalachia, including us. In particular, we could be unable to obtain new permits or maintain existing permits, we could be required to change operations in a manner that could be costly, and we could incur fines, penalties and other costs, any of which could materially adversely affect our business.
     National Pollutant Discharge Elimination System
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
     States must also conduct an anti-degradation review before approving permits for the discharge of pollutants to waters that have been designated as high quality. A state’s anti-degradation regulations would prohibit the diminution of water quality in these streams. Several environmental groups and individuals recently challenged, in part successfully, West Virginia’s anti-degradation policy. As a result, in general, waters discharged from coal mines to high quality streams in West Virginia will be required to meet or exceed new “high quality” standards. This could cause increases in the costs, time and difficulty associated with obtaining new and complying with existing NPDES permits, and could adversely affect our coal production.
     Clean Air Regulations
     The Clean Air Act and the corresponding state laws that regulate the emissions of materials into the air affect U.S. coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations may occur through Clean Air Act permitting requirements and/or emission control requirements relating to particulate matter. The Clean Air Act indirectly affects the coal industry by extensively regulating the air emissions of sulfur dioxide, nitrogen oxide, mercury and other compounds emitted by our customers that operate coal-fueled electricity generating plants. Additionally, the EPA has proposed regulating carbon dioxide and other greenhouse gas emissions under the Clean Air Act. In recent years Congress has also considered legislation that would require increased reductions in emissions of carbon dioxide and other greenhouse gases, sulfur dioxide, nitrogen oxide and mercury. Existing and new legislation may lead to some electricity generating customers switching to other sources of fuel which would result in lower levels of regulated emissions.

     Clean Air Act requirements that may directly affect our customers include the following:
     Sulfur Dioxide and Nitrogen Oxide Emissions
     The EPA promulgated the Clean Air Interstate Rule (CAIR) in March 2005. CAIR requires the reduction of sulfur dioxide and nitrogen oxide emissions from electricity generating plants in 28 eastern states and the District of Columbia (D.C.). CAIR has been subject to a complex series of legal challenges since its promulgation which have alleged, among other things, that it failed to meet the requirements of the federal Clean Air Act. However, as of December 2009, based on an order issued by the U.S. Court of Appeals for the D.C. Circuit, CAIR is currently in effect while the EPA develops a new clean air program for power plants that is consistent with the Clean Air Act. It is unknown what additional or different obligations the EPA will place on power plant air emissions as it revisits the obligations of the Clean Air Act. However, the existing CAIR obligations are expected to require many coal-fueled power sources to install additional pollution control equipment, such as wet scrubbers, or to incur costs to purchase the right to emit from other sources who do reduce their emissions, and it is possible that further changes in the rules, including those relating to emissions limitations and the right to purchase and trade allowances, will require coal-fueled power plants to incur even more costs. Congress is also considering additional legislation aimed at reducing sulfur dioxide and nitrogen oxide emissions from power plants. All of the foregoing could cause our customers to change their regional coal sources or reduce their demand for coal.
     Mercury Emissions
     The EPA promulgated the Clean Air Mercury Rule (CAMR) in March 2005. CAMR permanently caps and reduces nationwide mercury emissions from new and existing coal-fueled power plants. The rule established a market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two distinct phases. CAMR was vacated on February 8, 2008 by the U.S. Court of Appeals for the D.C. Circuit and the EPA decided to develop mercury emissions standards for power plants under the Clean Air Act rather than pursue an appeal of the decision. It is anticipated that any new EPA rule will require power plants to implement maximum achievable control technology (MACT) to reduce their mercury emissions. In January 2009, the EPA issued a memorandum stating that any new electric steam generating units that began construction while CAMR was effective will be subject to a MACT determination on a case-by-case basis. In addition, Congress is also considering legislation mandating mercury emission reductions from coal-fueled power plants. These decisions and future regulations and/or legislation could further limit mercury emissions from power plants, which could adversely affect the demand for coal.
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
     In October 2006, the EPA issued a final rule revising and updating NAAQS for various forms of particulate matter (the “PM Standards”). Specifically, the PM Standards were updated for fine and coarse particulate matter. Sources of fine particulate matter include power generation, residential fuel burning, and motor vehicles. Coarse particulate matter can be generated by, among other things, mining operations and construction and demolition activities. Three groups of petitioners filed for review of the PM Standards. On February 24, 2009, the U.S. Court of Appeals for the D.C. Circuit issued its opinion, and while it refused to review the petitioners’ challenges to the coarse PM Standards, it remanded certain aspects of the fine PM Standards for reconsideration by the EPA. As a result, the PM Standards related to fine particulate matter, which may affect many of our power plant customers and are currently in effect, will now be subject to further review by the EPA, and therefore these PM Standards could become more stringent. If that occurs, some states will likely need to change their existing SIPs to impose measures designed to ensure compliance with any new PM Standards.
     Existing and possible future restrictions, including any that arise out of the EPA’s reconsideration described above, on the emission of fine or coarse particulate matter could adversely affect our ability to develop new mines, could require us to modify our existing operations and could result in additional and expensive control requirements for coal-fueled power plants, which could adversely affect the demand for coal.

     Ozone
     Nitrogen oxides, which are a by-product of coal combustion, can lead to the creation of ozone. In March 2008, the EPA issued a rule in which it lowered the eight-hour ozone standard from the current 0.0884 parts per million to 0.075 parts per million. The rule became effective on May 27, 2008. Attainment dates for the new standard ranges between 2013 and 2030, depending on the severity of the non-attainment. In January 2010, the EPA proposed to further lower these standards to a range of 0.06 to 0.07 parts per million. The revised standard may require more stringent emissions controls on sources of nitrogen oxides, including coal-fueled electric generating plants. Demand for coal from our mining operations may be adversely affected when the more stringent standard is implemented.
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
     Regional Haze
     The EPA published the final regional haze rule on July 1, 1999. This rule established planning and emissions reduction timelines for states to use to improve visibility in national parks throughout the U.S. On June 22, 2001, the EPA signed a proposed rule to guide states in implementing the 1999 rule and in controlling power plant emissions that cause regional haze problems. The proposed rule set guidelines for states in setting Best Alternative Retrofit Technology (BART) at older power plants. On May 5, 2004, the EPA published a proposed rule with new BART provisions and re-proposed the BART guidelines. On June 15, 2005, the EPA finalized amendments to the July 1999 regional haze rule. The EPA directed states to develop plans for meeting its requirements and determined that states which adopt the CAIR cap-and-trade program for sulfur dioxide and nitrogen oxide will be allowed to apply CAIR controls as a substitute for those required by BART.
     Acid Rain
     Title IV of the Clean Air Act regulates sulfur dioxide emissions by all coal-fueled power plants with generating capacity greater than 25 megawatts. The affected electricity generators have sought to meet these requirements by, among other compliance methods, switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing sulfur dioxide emission allowances. Title IV also requires that certain categories of electric generating stations install certain types of nitrogen oxide controls. We cannot predict the effect of these provisions of the Clean Air Act on us in future years.
     State Laws
     Several states have recently proposed or adopted legislation or regulations further limiting emissions of sulfur dioxide, nitrogen oxide, mercury and carbon dioxide. Limitations imposed by states on emissions of any of these substances could cause our customers to switch to other fuels to the extent it becomes economically preferable for them to do so.
     Global Climate Change
     One by-product of burning coal is carbon dioxide, which has been linked in certain studies as a contributor to climate change. Recently, legislators, including the U.S. Congress, have been considering the passage of significant new laws. The EPA has also proposed using the Clean Air Act to limit carbon dioxide and other greenhouse gas emissions, and other measures are being imposed or offered with the ultimate goal of reducing greenhouse gas emissions.
     Additionally, in 2009 the U.S. House of Representatives passed, and the U.S. Senate considered, legislation that would, among other things, impose a nationwide cap on carbon dioxide and other greenhouse gas emissions and require major sources, including coal-fueled power plants, to obtain “emission allowances” to meet that cap. It is possible that federal legislation related to greenhouse gas emissions will also be considered in Congress in 2010.

     The U.S. Supreme Court’s April 2007 ruling in Massachusetts v. EPA clarified that the EPA does have the authority to regulate carbon dioxide emissions as a “pollutant” under the Clean Air Act insofar as motor vehicles are concerned. In response to this decision, in December 2009, the EPA released a final finding that emissions of carbon dioxide and other greenhouse gases contribute to air pollution and endanger human health and welfare. This finding will subject certain stationary sources that emit carbon dioxide and other greenhouse gases, including coal-fueled power plants, to existing permitting and other requirements under the Clean Air Act. In October 2009, the EPA published a proposed rule referred to as the Greenhouse Gas Tailoring Rule (GHG Tailoring Rule), which sets forth how the Clean Air Act requirements would be imposed by the EPA on greenhouse gas emissions from stationary sources. The GHG Tailoring Rule, which is expected to be finalized in March 2010, could require the installation of best available control technologies in certain existing facilities and any new facilities that may be considered significant sources of greenhouse gas emissions. These actions by the EPA could be delayed or derailed by a number of factors, including expected legal challenges, lack of funding, and preemption by federal legislation. However, if the EPA’s regulation of greenhouse gases under the Clean Air Act proceeds, it may ultimately affect coal-fueled power plants in particular, and the amount of coal our customers purchase from us could decrease, which could adversely affect our results of operations.
     In the absence of federal legislation or regulation, many states, regions and local authorities have adopted greenhouse gas regulations and initiatives. Several northeastern states are part of the Regional Greenhouse Gas Initiative agreement, or RGGI. The RGGI program calls for signatory states to stabilize carbon dioxide emissions to current levels from 2009 to 2015, followed by a 2.5% reduction each year from 2015 to 2018. Auctions for carbon dioxide allowances under this program began in September 2008 and occur on a quarterly basis.
     In November 2007, the governors of Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Ohio, South Dakota and Wisconsin and the Premier of Manitoba signed the Midwestern Greenhouse Gas Reduction Accord to develop and implement steps to reduce greenhouse gas emissions. In addition, more than half of the states in the U.S. have implemented renewable portfolio standards, which mandate that a specified percentage of electricity sales in the state come from renewable energy, and in 2009, Congress also considered legislation with a similar provision.
     These and other state and regional climate change rules will likely require additional controls on coal-fueled power plants and industrial boilers and may even cause some users of coal to switch from coal to a lower carbon fuel. In addition, some states, municipalities and individuals have initiated common law nuisance suits against power, coal, and oil and gas companies alleging that their operations are contributing to climate change. At least two U.S. federal appellate courts have permitted these lawsuits to proceed. The plaintiffs are seeking various remedies, including punitive and compensatory damages and injunctive relief. If successful, there could be reductions in or other limitations on the amount of coal our customers could utilize.
     The permitting of new coal-fueled power plants has also recently been contested by state regulators and environmental organizations based on concerns relating to greenhouse gas emissions. As a result, certain power generating companies may reconsider short-term or long-term plans to build coal-fueled plants or may elect to build capacity using alternative forms of electrical generation.
     Demand for and use of coal also may be limited by any global treaties which place restrictions on carbon dioxide emissions. As part of the United Nations Framework Convention on Climate Change, representatives from 187 nations met in Bali, Indonesia in December 2007 to discuss a program to limit greenhouse gas emissions after 2012. The U.S. participated in the conference. The convention adopted what is called the “Bali Action Plan.” The Bali Action Plan contains no binding commitments, but concludes that “deep cuts in global emissions will be required” and provides a timetable for two years of talks to shape the first formal addendum to the 1992 United Nations Framework Convention on Climate Change treaty since the Kyoto Protocol. In December 2009, an international meeting was held in Copenhagen, Denmark to further progress towards a new treaty or agreement regarding greenhouse gas emissions reductions after 2012. A number of countries, including the U.S., entered into an agreement called the “Copenhagen Accord,” which contains non-binding emissions reductions targets. One of the goals in the Accord is for all developed nations, including the U.S., to provide $100 billion (in the aggregate) annually, beginning in 2020, to developing countries to fund climate change adaptation and mitigation measures. Any treaty or other arrangement ultimately adopted by the U.S. or other countries, may have a material adverse impact on the global supply and demand for coal, which in turn could have an adverse impact on our business.
     Hazardous Waste
     The RCRA established comprehensive requirements for the treatment, storage and disposal of hazardous wastes. These requirements primarily affect our customers as coal mine wastes, such as overburden and coal cleaning wastes, are not considered hazardous waste materials under RCRA. In 1993 and 2000, the EPA declined to impose hazardous waste regulatory controls under subtitle C of RCRA on the disposal of some coal combustion by-products (CCB), including the practice of using CCB as land fill. The EPA continues to evaluate the possibility of placing additional regulatory requirements on the disposal of such materials.

     The EPA published in the Federal Register in August 2007 a Notice of Data Availability (NODA) of analyses of the disposal of CCB that have become available since the EPA’s RCRA regulatory determination in 2000. The NODA is not a proposed rule and does not include a timeframe for issuing a proposed rule. The EPA has also indicated that it is proceeding with the development of regulations governing the management of CCB. Any regulations that increase the costs associated with handling or disposal of CCB could adversely impact our customers’ operating costs and potentially reduce their purchase of coal.
     Toxic Release Reporting
     Under the EPA’s Toxic Release Inventory process, companies are required to annually report the use, manufacture or processing of listed toxic materials that exceed defined thresholds, including chemicals used in equipment maintenance, reclamation and water treatment.
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
New York Stock Exchange Certifications
     Our Chief Executive Officer (CEO) certified to the New York Stock Exchange (NYSE) in 2009 that we were in compliance with the NYSE listing standards. Our CEO and Chief Financial Officer (CFO) have executed the certification required by section 302 of the Sarbanes-Oxley Act of 2002, which is contained herein as exhibits to this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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
     Any change in coal consumption patterns, in particular by U.S. electric power generators or global steel producers, could result in a decrease in the use of coal by those consumers, which could result in lower prices for our coal, a reduction in our revenues and an adverse impact on our earnings and the value of our coal reserves.
     Thermal coal accounted for approximately 83%, 79% and 77% of our coal sales volume during 2009, 2008 and 2007, respectively. The majority of our sales of thermal coal was to U.S. electric power generators. The amount of coal consumed for U.S. electric power generation is affected primarily by the overall demand for electricity; the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as wind and hydroelectric power; technological developments; limitations on financings for coal-fueled power plants and governmental regulations, including increasing difficulties in obtaining permits for coal-fueled power plants and more burdensome restrictions in the permits received for such facilities. In addition, the increasingly stringent requirements of the Clean Air Act or other laws and regulations, including tax credits that have been or may be provided for alternative energy sources and renewable energy mandates that have been or may be imposed on utilities, may result in more electric power generators shifting away from coal-fueled generation, the closure of existing coal-fueled plants and the building of more non-coal fueled electrical generating sources in the future. All of the foregoing could reduce demand for our coal, which could reduce our revenues, earnings and the value of our coal reserves.
     Weather patterns can greatly affect electricity generation. Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increased generating requirements from all sources. Mild temperatures, on the other hand, result in lower electrical demand. Accordingly, significant changes in weather patterns impact the demand for our coal.
     Overall economic activity and the associated demands for power by industrial users can also have significant effects on overall electricity demand. Deterioration in U.S. electric power demand would reduce the demand for our thermal coal and could impact the collectability of our accounts receivable from electric utility customers.
     Metallurgical coal accounted for approximately 17%, 21% and 23% of our coal sales volume during 2009, 2008 and 2007, respectively. A significant portion of our sales of metallurgical coal was to the U.S. steel industry. The majority of our metallurgical coal production is priced annually, and as a result, a decrease in near term metallurgical coal prices could decrease our profitability. The current global recession resulted in decreased demand worldwide for steel and electricity. Deterioration in global steel production reduced the demand for our metallurgical coal, resulting in customer deferrals and cancellations of deliveries during 2009. In addition, the steel industry relies on electric arc furnaces or pulverized coal processes to make steel. These processes do not use furnace coke, an intermediate product produced from metallurgical coal. Therefore, growth in future steel production may not represent increased demand for metallurgical coal. If the demand or pricing for metallurgical coal decreases in the future, the amount of metallurgical coal we sell and prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

     Because we sell substantially all of our coal to electric utilities and steel producers, our business and results of operations are closely linked to the global demand for electricity and steel production. Historically, global demand for basic inputs, including for electricity and steel production, has decreased during periods of economic downturn. The current recession has created economic uncertainty, and electric utilities and steel producers have responded by decreasing production.
     Any downward pressure on coal prices, whether due to increased use of alternative energy sources, changes in weather patterns, decreases in overall demand or otherwise, would reduce our revenues and likely adversely impact our earnings and the value of our coal reserves. Additionally, if the current global recession results in sustained decreases in the global demand for electricity and steel production, our financial condition, results of operations and cash flows could be materially and adversely affected.
     Increased competition both within the coal industry, and outside of it, such as competition from alternative fuel providers, may adversely affect our ability to sell coal, and any excess production capacity in the industry could put downward pressure on coal prices.
     The coal industry is intensely competitive both within the industry and with respect to other fuel sources. The most important factors with which we compete are price, coal quality and characteristics, transportation costs from the mine to the customer and reliability of supply. Our principal competitors include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., International Coal Group, Inc., James River Coal Company, Massey Energy Company and Peabody Energy Corporation. We also compete directly with all other Central Appalachian coal producers, as well as producers from other basins including Northern and Southern Appalachia, the western U.S. and the Interior U.S., and foreign countries, including Colombia, Venezuela, Australia and Indonesia.
     Depending on the strength of the U.S. dollar relative to currencies of other coal-producing countries, coal from such origins could enjoy cost advantages that we do not have. Several domestic coal-producing regions have lower-cost production than Central Appalachia, including the Powder River Basin in Wyoming. Coal with lower delivered costs shipped east from western coal mines and from offshore sources can result in increased competition for coal sales in regions historically sourced from Appalachian producers.
     During the mid-1970s and early 1980s, a growing coal market and increased demand for coal attracted new investors to the coal industry, spurred the development of new mines and resulted in production capacity in excess of market demand throughout the industry. We could experience decreased profitability if future coal production is consistently greater than coal demand. Increases in coal prices could encourage the development of expanded coal producing capacity in the U.S. and abroad. Any resulting overcapacity from existing or new competitors could reduce coal prices and, therefore, our revenue and profitability.
     We also face competition from renewable energy providers, like biomass, wind and solar, and other alternative fuel sources, like natural gas and nuclear. Should renewable energy sources become more competitively priced, which may be more likely to occur given the federal tax incentives for alternative fuel sources that are already in place and that may be expanded in the future, or sought after as an energy substitute for fossil fuels, the demand for such fuels may adversely impact the demand for coal. Existing fuel sources also compete directly with coal. For example, weak natural gas prices in 2009 caused some utilities to dispatch their natural gas-fueled plants instead of their coal-fueled plants.
     Our operations are subject to geologic, equipment and operational risks, including events beyond our control, which could result in higher operating expenses and/or decreased production and sales and adversely affect our operating results.
     Our coal mining operations are conducted in underground and surface mines. The level of our production at these mines is subject to operating conditions and events beyond our control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results. Adverse operating conditions and events that coal producers have experienced in the past include changes or variations in geologic conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit; mining and processing equipment failures and unexpected maintenance problems; adverse weather and natural disasters, such as snowstorms, ice storms, heavy rains and flooding; accidental mine water inflows; and unexpected suspension of mining operations to prevent, or due to, a safety accident, including fires and explosions from methane and other sources.
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
     Both our Federal and Panther longwalls encountered some adverse geologic conditions in 2009, but significantly less than the difficulties encountered in 2008. The improved production in 2009 reflects the benefits of mine plan adjustments made in late 2008 to minimize the impact of difficult geology.
     In February 2010, we announced that active mining operations at our Federal mine were temporarily suspended upon discovering potentially adverse atmospheric conditions in an abandoned area of the mine. We are currently conducting additional testing and working with the U.S. Department of Labor, Mine Safety & Health Administration to develop a plan to address this issue so that active mining operations can resume, the timing of which is currently uncertain.

     In addition, the geological characteristics of underground coal reserves in Appalachia and the Illinois Basin, such as rock intrusions, overmining, undermining and coal seam thickness, make these coal reserves complex and costly to mine. As mines become depleted, replacement reserves may not be mineable at costs comparable to those characteristic of the depleting mines. These factors could materially and adversely affect the mining operations and the cost structures of our mining complexes and customers’ willingness to purchase our coal.
     A prolonged shortage of skilled labor and qualified managers in our operating regions could pose a risk to labor productivity and competitive costs and could adversely affect our profitability.
     Efficient coal mining using modern techniques and equipment requires skilled laborers with mining experience and proficiency as well as qualified managers and supervisors. In recent years, a shortage of experienced coal miners and managers in Appalachia and the Illinois Basin has at times negatively impacted our production levels and increased our costs. A prolonged shortage of experienced labor could have an adverse impact on our productivity and costs and our ability to expand production in the event there is an increase in the demand for our coal, which could adversely affect our profitability.
     We could be negatively affected if we fail to maintain satisfactory labor relations.
     As of December 31, 2009, Patriot had approximately 3,500 employees. Approximately 52% of the employees at company operations were represented by an organized labor union and they generated approximately 46% of the 2009 sales volume. Relations with our employees and, where applicable organized labor, are important to our success. Union labor is represented by the UMWA under labor agreements which expire December 31, 2011. Our represented workers work at various sites in Appalachia and at the Highland complex in the Illinois Basin.
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
     Our ability to pay principal and interest on our debt and to refinance our debt, if necessary, will partially depend upon our operating performance. Our business may not generate sufficient cash flows from operations, and future borrowings may not be available to us under our credit facility or otherwise in an amount sufficient to enable us to repay any borrowings under any of our obligations or to fund our other liquidity needs. We also have significant lease and long-term royalty obligations. Our ability to meet our debt, lease and royalty obligations will depend upon our operating performance, which will be affected by economic conditions and a variety of other business factors, many of which are beyond our control.
     The amount of our indebtedness, as well as the current global recession, could have significant consequences, including, but not limited to: (i) limiting our ability to pay principal on our obligations; (ii) limiting our ability to refinance the revolver under our credit facility, which expires October 2011, or our convertible debt, which matures on May 31, 2013, on commercially reasonable terms, or terms acceptable to us or at all; (iii) limiting our ability to obtain additional financing to fund capital expenditures, future acquisitions, working capital or other general corporate requirements; (iv) placing us at a competitive disadvantage with competitors with lower amounts of debt or more advantageous financing options; and (v) limiting our flexibility in planning for, or reacting to, changes in the coal industry. Any inability by us to obtain financing in the future on favorable terms could have a negative effect on our results of operations, cash flows and financial condition.
     Our operations may depend on the availability of additional financing and access to funds under our credit facility.
     We expect to have sufficient liquidity to support the development of our business. In the future, however, we may require additional financing for liquidity, capital requirements and growth initiatives. We are dependent on our ability to generate cash flows from operations and to borrow funds and issue securities in the capital markets to maintain and expand our business. We may need to incur debt on terms and at interest rates that may not be as favorable as they have been.

     Our current credit facility is comprised of a group of lenders, each of which has severally agreed to make loans to us under the facility. Currently each of these lenders has met its individual obligation; however, based on the recent instability related to financial institutions we can make no assurances that all future obligations will be met. A failure by one or more of the participants to meet its obligation in the future could have a materially adverse impact on our liquidity, results of operations and financial condition.
     In late 2008 and early 2009, the credit markets experienced extreme volatility and disruption. Any inability by us to obtain financing in the future on favorable terms could have a negative effect on our results of operations, cash flows and financial condition.
     Failure to obtain or renew surety bonds in a timely manner and on acceptable terms could affect our ability to secure reclamation and employee-related obligations, which could adversely affect our ability to mine coal.
     U.S. federal and state laws require us to secure certain of our obligations relating to reclaiming land used for mining, paying federal and state workers’ compensation, and satisfying other miscellaneous obligations. The primary method for us to meet those obligations is to provide a third-party surety bond or letters of credit. As of December 31, 2009, we had outstanding surety bonds and letters of credit aggregating $506.8 million, of which $221.2 million was for post-mining reclamation, $201.1 million related to workers’ compensation obligations, $50.5 million was for retiree health obligations, $10.3 million was for coal lease obligations and $23.7 million was for other obligations (including collateral for surety companies and bank guarantees, road maintenance and performance guarantees). These bonds are typically renewable on an annual basis and the letters of credit are available through our credit facility.
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
     A significant portion of our revenues is generated through sales to a marketing affiliate of Peabody, and we supply coal to Peabody on a contract basis so Peabody can meet its commitments under customer agreements in existence prior to the spin-off sourced from our operations. Our remaining sales are made directly to electric utilities, industrial companies and steelmakers.
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
     As of December 31, 2009, we had $142.4 million in notes receivable outstanding from a single counterparty, arising out of the sale of coal reserves and surface land. Each of these notes contains a cross-collaterization provision secured primarily by the underlying coal reserves and surface land.
     In addition, many companies are struggling to maintain their business given the current economic conditions. If our customers are significantly and negatively impacted by the current economic conditions, or by other business factors, our results of operations and financial condition could be materially adversely affected.
     Prolonged global recessionary conditions could adversely affect our financial condition and results of operations.
     Because we sell substantially all of our coal to electric utilities and steel producers, our business and results of operations are closely linked to global demand for electricity and steel production. Historically, global demand for basic inputs, including electricity and steel production, has decreased during periods of economic downturn. Prolonged decreases in global demand for electricity and steel production, could adversely affect our financial condition and results of operations.
     The current downturn in the domestic and international financial markets has created economic uncertainty and raised the risk of prolonged global recessionary conditions. During this current downturn, as the demand for coal declined, certain of our thermal and metallurgical coal customers delayed shipments or requested deferrals pursuant to existing long-term coal supply agreements. Other customers may, in the future, seek to delay shipments or request deferrals under existing agreements. Customer deferrals, if agreed to, could affect the amount of revenue we recognize in a certain period and could adversely affect our results of operations and liquidity if we do not receive equivalent value from such customers and we are unable to sell committed coal at the contracted prices under our existing coal supply agreements.
     Additionally, certain of our contracts establish prices and terms that allow us to expect relatively higher levels of profitability than other contracts, assuming both we and our customer perform under the terms of these agreements. To the extent we or a customer do not fully perform under one of these relatively more profitable contracts, our results of operations and operating profit in the reporting period during which such non performance occurs would be materially and adversely affected.
     A decrease in the availability or increase in costs of key supplies, capital equipment or commodities used in our mining operations could decrease our profitability.
     Our purchases of some items of underground mining equipment are concentrated with one principal supplier. Further, our coal mining operations use significant amounts of steel, diesel fuel, explosives and tires. Steel is used in roof control for roof bolts that are required for the room-and-pillar method of mining. If the cost of any of these inputs increases significantly, or if a source for such mining equipment or supplies was unavailable to meet our replacement demands, our profitability could be reduced.

     Failures of contractor-operated sources to fulfill the delivery terms of their contracts with us could reduce our profitability.
     Within our normal mining operations, we utilize third party sources for some coal production, including contract miners, to fulfill deliveries under our coal supply agreements. Approximately 23% of our total sales volume for 2009 was attributable to third-party contractor-operated mines. Certain of their mines have experienced adverse geologic conditions, escalated operating costs and/or financial difficulties that have made their delivery of coal to us at the contracted price difficult or uncertain and, in many instances, these costs have been passed along to us. Our profitability or exposure to loss on transactions or relationships such as these is dependent upon a variety of factors, including the availability and reliability of the third-party supply; the price and financial viability of the third-party supply; our obligation to supply coal to our customers in the event that adverse geologic conditions restrict deliveries from our suppliers; our willingness to reimburse temporary cost increases experienced by third-party coal suppliers; our ability to pass on temporary cost increases to customers; our ability to substitute, when economical, third-party coal sources with internal production or coal purchased in the market; and other factors.
     Fluctuations in transportation costs, the availability or reliability of transportation facilities and our dependence on a single rail carrier for transport from certain of our mining complexes could affect the demand for our coal or temporarily impair our ability to supply coal to our customers.
     Coal producers depend upon rail, barge, truck, overland conveyor, ocean-going vessels and port facilities to deliver coal to customers. While our coal customers typically arrange and pay for transportation of coal from the mine or port to the point of use, disruption of these transportation services because of weather-related problems, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, transportation delays, lack of rail or port capacity or other events could temporarily impair our ability to supply coal to customers and thus could adversely affect our results of operations, cash flows and financial condition.
     Transportation costs represent a significant portion of the total cost of coal for our customers, and the cost of transportation is an important factor in a customer’s purchasing decision. Increases in transportation costs, including increases resulting from emission control requirements and fluctuations in the price of diesel fuel and demurrage, could make coal a less competitive source of energy when compared to alternative fuels such as natural gas, or could make Appalachian and/or Illinois Basin coal production less competitive than coal produced in other regions of the U.S. or abroad.
     Significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country and from abroad. Coordination of the many eastern loading facilities, the large number of small shipments, terrain and labor issues all combine to make shipments originating in the eastern U.S. inherently more expensive on a per ton-mile basis than shipments originating in the western U.S. Historically, high coal transportation rates from the western coal producing areas into Central Appalachian markets limited the use of western coal in those markets. However, a decrease in rail rates from the western coal producing areas to markets served by eastern U.S. producers could create major competitive challenges for eastern producers. Increased competition due to changing transportation costs could have an adverse effect on our business, financial condition and results of operations.
     Coal produced at certain of our mining complexes is transported to our customers by a single rail carrier. If there are significant disruptions in the rail services provided by that carrier or if the rail rates rise significantly, then costs of transportation for our coal could increase substantially. Additionally, if there are disruptions of the transportation services provided by the railroad and we are unable to find alternative transportation providers to ship our coal, our business and profitability could be adversely affected.
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
     As our coal supply agreements expire, we will compete with other coal suppliers to renew these agreements or to obtain new sales. If we cannot renew these coal supply agreements with our customers or find alternate customers willing to purchase our coal, our revenue and operating profits could suffer. We continue to supply coal to Peabody under contracts that existed at the date of spin-off. Contracts with Peabody to purchase coal sourced from our operations accounted for 22% of our revenues for 2009, compared with 35% of our revenues in 2008.
     Our customers may decide not to extend existing agreements or enter into new long-term contracts or, in the absence of long-term contracts, may decide to purchase fewer tons of coal than in the past or on different terms, including under different pricing terms. The global recession has resulted in decreased demand worldwide for steel and electricity. This decrease in demand may cause our customers to delay negotiations for new contracts and/or request lower pricing terms. Furthermore, uncertainty caused by laws and regulations affecting electric utilities could deter our customers from entering into long-term coal supply agreements. Some long-term contracts contain provisions for termination due to environmental changes if these changes prohibit utilities from burning the contracted coal. To the degree that we operate outside of long-term contracts, our revenues are subject to pricing in the spot market that can be significantly more volatile than the pricing structure negotiated through a long-term coal supply agreement. This volatility could adversely affect the profitability of our operations if spot market pricing for coal is unfavorable.
     In most of the contract price adjustment provisions, failure of the parties to agree on price adjustments may allow either party to terminate the contract. Coal supply agreements typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during the duration of specified events beyond the control of the affected party. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as heat value, sulfur content, ash content, chlorine content, hardness and ash fusion temperature in the case of thermal coal. Failure to meet these specifications could result in economic penalties, including price adjustments, purchasing replacement coal in a higher priced open market, the rejection of deliveries or termination of the contracts.
     Many agreements also contain provisions that permit the parties to adjust the contract price upward or downward for specific events, including inflation or deflation, and changes in the laws regulating the timing, production, sale or use of coal. Moreover, a limited number of these agreements permit the customer to terminate the contract if transportation costs, which are typically borne by the customer, increase substantially or in the event of changes in regulations affecting the coal industry, that increase the price of coal beyond specified amounts.

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
     The credit facility contains certain customary covenants, including financial covenants limiting our total indebtedness (maximum leverage ratio of 2.75) and requiring minimum EBITDA (as defined in the credit facility) coverage of interest expense (minimum interest coverage ratio of 4.0), as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends, common stock repurchases and asset sales. Compliance with debt covenants may limit our ability to draw on our credit facility. In addition, the indenture for our convertible notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.
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
     On September 26, 2007, Peabody received a ruling from the Internal Revenue Service (IRS) to the effect that the spin-off qualified as a tax-free transaction under Section 355 of the Code. The IRS did not rule on whether the spin-off satisfied certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Therefore, in addition to obtaining the ruling from the IRS, Peabody received a favorable opinion from Ernst & Young LLP as to the satisfaction of these qualifying conditions required for the application of Section 355 to the spin-off. Ernst & Young LLP’s tax opinion is not binding on the IRS or the courts.
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
     Terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions affecting our customers or the economy as a whole may materially adversely affect our operations or those of our customers. As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Environmental and Other Regulation
     Recent increased focus by regulatory authorities on the effects of surface coal mining on the environment, the disposal of mining spoil material and surface coal mining permitting may materially adversely affect us.
     Section 404 of the Clean Water Act requires mining companies to obtain ACOE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. As is the case with other coal mining companies operating in Appalachia, our construction and mining activities, including certain of our surface mining operations, frequently require Section 404 permits. ACOE issues two types of permits pursuant to Section 404 of the Clean Water Act: “nationwide” (or general) and “individual” permits. Nationwide permits are issued to streamline the permitting process for dredging and filling activities that have minimal adverse environmental impacts. Regulators are considering prohibiting the use of nationwide permits for surface coal mining in Appalachia. The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the Clean Water Act, has been the subject of many recent court cases and increased regulatory oversight resulting in permitting delays that are expected to cause a delay in or even prevent the opening of new mines. See Item 1. Regulatory Matters for additional description of Section 404 of the Clean Water Act.
     It is unknown what future changes will be implemented to the permitting review and issuance process or to other aspects of surface mining operations, but the increased regulatory focus, future laws and judicial decisions and any other future changes could materially and adversely affect all coal mining companies operating in Appalachia, including us. In particular, we will incur additional permitting and operating costs and we could be unable to obtain new permits or maintain existing permits and we could incur fines, penalties and other costs, any of which could materially adversely affect our business. If surface coal mining methods are limited or prohibited, it could significantly increase our operational costs and make it more difficult to economically recover a significant portion of our reserves. In the event that we cannot increase the price we charge for coal to cover the higher production costs without reducing customer demand for our coal, there could be a material adverse effect on our financial condition and results of operations. In addition, increased public focus on the environmental, health and aesthetic impacts of surface coal mining could harm our reputation and reduce demand for coal.

     Like many of our competitors, we cannot always completely comply with permit restrictions relating to the discharge of selenium into surface water, which has led to court challenges and related orders and settlements, has required us to pay fines and penalties, and may require us to incur other significant costs and may be difficult to resolve on a timely basis given current technology.
     Selenium is a naturally occurring element that is encountered in earthmoving operations. The extent of selenium occurrence varies depending upon site specific geologic conditions. Selenium is encountered globally in coal mining, phosphate mining and agricultural operations. In coal mining applications, selenium can be discharged to surface water when mine tailings are exposed to rain and other natural elements. Selenium effluent limits are included in permits issued to us and other coal mining companies. Some of our permits have currently effective limits on the selenium that can be discharged, and other permits have limits that will be effective in the future. There is currently no reasonably available technology that has been proven to effectively address selenium exceedances in permitted water discharges, and accordingly we cannot currently meet the selenium discharge limits applicable to our operations.
     A federal court ordered Apogee Coal Company, LLC (Apogee), one of our subsidiaries, to develop and implement a treatment plan relating to the outfalls governed by its permits, or to show cause of its inability to do so. In addition, as a result of a lawsuit filed by the WVDEP in state court in West Virginia, Hobet Mining, LLC (Hobet), one of our subsidiaries, has entered into a settlement agreement with the WVDEP requiring Hobet to pay fines and penalties with respect to past violations of selenium limitations under four NPDES permits and to study potential treatments to address the selenium discharges.
     As a result of the above, we are actively engaged in studying potential solutions to controlling selenium discharges and we have been installing test treatment facilities at various permitted outfalls. Because the levels and frequency of selenium discharges at any given outfall will be different, the solution for each outfall may be very different and a variety of solutions will therefore ultimately be required. The potential solutions identified to date, some of which have been provided to the federal court in West Virginia, have not proven to be effective and otherwise may not be feasible due to a range of problems concerning technological issues, prohibitive implementation costs and other issues. While we are actively continuing to explore options, there can be no assurance as to when a definitive solution will be identified and implemented. While these selenium discharge issues generally relate to historical rather than ongoing mining operations, any failure to meet the deadlines in our consent decrees and court orders or to otherwise comply with selenium limits in our permits could result in further litigation against us, an inability to obtain new permits or to maintain existing permits, the incurrence of significant and material fines and penalties or other costs and could otherwise materially adversely affect our results of operations, cash flows and financial condition.
     New developments in the regulation of greenhouse gas emissions and coal ash could materially adversely affect our customers’ demand for coal and our results of operations, cash flows and financial condition.
     One by-product of burning coal is carbon dioxide, which has been linked in certain studies as a contributor to climate change. Recently, legislators, including the U.S. Congress, have been considering the passage of significant new laws, such as those that would impose a nationwide cap on carbon dioxide and other greenhouse gas emissions and require major sources, including coal-fueled power plants, to obtain “emission allowances” to meet that cap, and other measures are being imposed or proposed with the ultimate goal of reducing carbon dioxide and other greenhouse gas emissions. In addition, the EPA and other regulators are using existing laws, including the federal Clean Air Act, to impose obligations, including emissions limits, on carbon dioxide and other greenhouse gas emissions. Further, governmental agencies have been providing grants or other financial incentives to entities developing or selling alternative energy sources with lower levels of greenhouse gas emissions, which may lead to more competition from those subsidized entities. See Item 1. Regulatory Matters for additional discussion of greenhouse gas emission regulation.
     There have also been several public nuisance lawsuits brought against power, coal, oil and gas companies alleging that their operations are contributing to climate change. At least two U.S. federal appellate courts have permitted these lawsuits to proceed. The plaintiffs are seeking various remedies, including punitive and compensatory damages and injunctive relief. Global treaties are also being considered that place restrictions on carbon dioxide and other greenhouse gas emissions.
     A well publicized failure in December 2008 of an ash slurry impoundment maintained by the Tennessee Valley Authority has led to new legislative and regulatory proposals that, if enacted, may impose significant obligations on us or our customers. The EPA has indicated that it plans to proceed in developing regulations to address the management of coal ash.
     These current, potential and any future international, federal, state, regional or local laws, regulations or court orders addressing greenhouse gas emissions and/ or coal ash will likely require additional controls on coal-fueled power plants and industrial boilers and may cause some users of coal to close existing facilities, reduce construction of new facilities or switch from coal to alternative fuels. These ongoing and future developments may have a material adverse impact on the global supply and demand for coal, and as a result could materially adversely affect our results of operations, cash flows and financial condition. Even in the absence of future developments, increased awareness of, and any adverse publicity regarding, greenhouse gas emissions and coal ash disposal associated with coal and coal-fueled power plants could affect our customers’ reputation and reduce demand for coal.

     Our mining operations are extensively regulated, which imposes significant costs on us, and future regulations or violations of regulations could increase those costs or limit our ability to produce coal.
     Federal and state authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, plants and wildlife, reclamation and restoration of mining properties after mining is completed, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state and/or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. In addition, significant legislation mandating specified benefits for retired coal miners affects our industry. The costs, liabilities and requirements associated with these regulations are often costly and time-consuming and may delay commencement or continuation of exploration or production. New or revised legislation or administrative regulations (or judicial or administrative interpretations of existing laws and regulations), including proposals related to the protection of the environment or employee health and safety that would further regulate and tax the coal industry and/or users of coal, may also require us or our customers to change operations significantly or incur increased costs, which may materially adversely affect our mining operations and our cost structure. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors could have a material adverse effect on our results of operations, cash flows and financial condition.
     In the event of certain violations of safety rules, MSHA may order the temporary closure of mines. Our customers may challenge our issuance of force majeure notices in connection with such closures. If these challenges are successful, we could be obligated to make up lost shipments, to reimburse customers for the additional costs to purchase replacement coal, or, in some cases, to terminate certain sales contracts.
     Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us.
     Certain of our current and historical coal mining operations have used hazardous materials and, to the extent that such materials are not recycled, they could become hazardous waste. We may be subject to claims under federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and for the investigation and remediation of soil, surface water, groundwater, and other media under laws such as CERCLA, commonly known as Superfund. Such claims may arise, for example, out of current or former conditions at sites that we own or operate currently, as well as at sites that we and companies we acquired owned or operated in the past, and at contaminated sites that have always been owned or operated by third parties. Liability may be without regard to fault and may be strict, joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.
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
     We are involved in various legal proceedings that arise in the ordinary course of business. Some of the lawsuits seek fines or penalties and damages in very large amounts, or seek to restrict our business activities. In particular, we are subject to legal proceedings relating to our receipt of and compliance with permits under the Clean Water Act and to other legal proceedings relating to environmental matters involving current and historical operations and ownership of land. It is currently unknown what the ultimate resolution of these proceedings will be, but the costs of resolving these proceedings could be material, and could result in an obligation to change our operations in a manner that could have an adverse effect on us. See Item 3. Legal Proceedings for a full description of our environmental claims and litigation.

     If our assumptions regarding our likely future expenses related to employee benefit plans are incorrect, then expenditures for these benefits could be materially higher than we have assumed.
     We provide post-retirement health and life insurance benefits to eligible union and non-union employees. We calculated the total accumulated postretirement benefit obligation according to the guidance provided by U.S. accounting standards. We estimated the present value of the obligation to be $1.2 billion as of December 31, 2009. We have estimated these unfunded obligations based on actuarial assumptions described in the notes to our consolidated financial statements. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher.
     Due to our participation in multi-employer pension plans and statutory retiree healthcare plans, we may have exposure that extends beyond what our obligations would be with respect to our employees.
     Certain of our subsidiaries participate in two defined benefit multi-employer pension funds that were established as a result of collective bargaining with the UMWA pursuant to the 2007 NBCWA as periodically negotiated. These plans provide pension and disability pension benefits to qualifying represented employees retiring from a participating employer where the employee last worked prior to January 1, 1976, in the case of the UMWA 1950 Pension Plan, or after December 31, 1975, in the case of the UMWA 1974 Pension Plan. In December 2006, the 2007 NBCWA was signed, which required funding of the 1974 Pension Plan through 2011 under a phased funding schedule. The funding is based on an hourly rate for active UMWA workers. Under the labor contract, the per hour funding rate increased to $4.25 in 2009 and will increase each year thereafter until reaching $5.50 in 2011. Our subsidiaries with UMWA-represented employees are required to contribute to the 1974 Pension Plan at the new hourly rates. Contributions to these funds could increase as a result of future collective bargaining with the UMWA, a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, lower than expected returns on pension fund assets or other funding deficiencies.
     The 2006 Act authorized $490 million in general fund revenues to pay for certain benefits, including the healthcare costs under the Combined Fund, 1992 Benefit Plan and 1993 Benefit Plan for “orphans” who are retirees and their dependents. Under the 2006 Act, these orphan benefits will be the responsibility of the federal government on a phased-in basis through 2012. If Congress were to amend or repeal the 2006 Act or if the $490 million authorization were insufficient to pay for these healthcare costs, certain of our subsidiaries, along with other contributing employers and their affiliates, would be responsible for the excess costs. Our aggregate cash payments to the Combined Fund, 1992 Benefit Plan and 1993 Benefit Plan were $17.5 million and $17.9 million during 2009 and 2008, respectively.
     We could be liable for certain retiree healthcare obligations assumed by Peabody in connection with the spin-off.
     In connection with the spin-off, a Peabody subsidiary assumed certain retiree healthcare obligations of Patriot and its subsidiaries having a present value of $665.0 million as of December 31, 2009. These obligations arise under the Coal Act, the 2007 NBCWA and predecessor agreements and a subsidiary’s salaried retiree healthcare plan.
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
     SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of deep mining. We calculated the total estimated reclamation and mine-closing liabilities in accordance with authoritative guidance. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering expertise related to these requirements. As of December 31, 2009, we had accrued reserves of $124.6 million for reclamation liabilities and an additional $119.9 million for mine closure costs, including medical benefits for employees and water treatment due to mine closure. The estimate of ultimate reclamation liability is reviewed annually by our management and engineers. The estimated liability could change significantly if actual cost or timing vary from assumptions, if the underlying facts change or if governmental requirements change significantly.

Item 1B.	Unresolved Staff Comments.
     None.

Item 2.	Properties.
Coal Reserves
     We had an estimated 1.8 billion tons of proven and probable coal reserves as of December 31, 2009 located in Appalachia and the Illinois Basin. Of our proven and probable coal reserves 13%, or just over 247 million tons, are compliance coal and 1,595 million tons are non-compliance coal. We own approximately 36% of these reserves and lease property containing the remaining 64%. Compliance coal is coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btu and complies with certain requirements of the Clean Air Act. Electricity generators are able to use non-compliance coal by using emissions reduction technology, using emission allowance credits or blending higher sulfur coal with lower sulfur coal.
     Below is a table summarizing the locations and reserves of our major operating regions.

	Proven and Probable
	Reserves as of
	December 31, 2009(1)
	Owned	Leased	Total
Geographic Region	Tons	Tons	Tons
	(In millions)

Appalachia	280	916	1,196
Illinois Basin	380	266	646

Total proven and probable coal reserves	660	1,182	1,842

(1)	Reserves have been adjusted to take into account recoverability factors in producing a saleable product.
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

     Our estimates of 1,118 million tons of proven and 724 million tons of probable coal reserves are established within these guidelines. Patriot does not include sub-economic coal within these proven and probable reserve estimates. Proven reserves require the coal to lie within one-quarter mile of a valid point of measure or point of observation, such as exploratory drill holes or previously mined areas. Estimates of probable reserves may lay more than one-quarter mile, but less than three-quarters of a mile, from a point of thickness measurement. Estimates within the proven category have the highest degree of assurance, while estimates within the probable category have only a moderate degree of geologic assurance. Further exploration is necessary to place probable reserves into the proven reserve category. Our active properties generally have a much higher degree of reliability because of increased drilling density.
     Reserve estimates as of December 31, 2009 were prepared by our Director of Geology, a Certified Professional Geologist, by updating the December 31, 2008 estimates and incorporating reserve statements from outside consultants for certain operations. The reserve estimation process includes evaluating select reserve areas, updating estimates to reflect remodeling and additional available drilling information and coordinating third-party reviews when deemed necessary. This process confirmed that Patriot had approximately 1.8 billion tons of proven and probable reserves as of December 31, 2009.

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
     Consistent with industry practice, we conduct only limited investigation of title to our coal properties prior to leasing. Title to land and reserves of the lessors or grantors and the boundaries of our leased properties are not completely verified until we prepare to mine those reserves.

     The following chart provides a summary, by geographic region and mining complex, of production for the years ended December 31, 2009, 2008 and 2007, tonnage of coal reserves assigned to our operating mines, property interest in those reserves and other characteristics of the facilities. Production for the Magnum operations is included from the date the acquisition was consummated, July 23, 2008.
PRODUCTION AND ASSIGNED RESERVES(1)

	Production				Sulfur Content(2)				As of December 31, 2009
						>1.2 to 2.5
					≤1.2 lbs.	lbs.	>2.5 lbs.
	Year	Year	Year		Sulfur	Sulfur	Sulfur	As	Assigned
	Ended	Ended	Ended		Dioxide	Dioxide	Dioxide	Received	Proven and
Geographic Region/	Dec 31,	Dec 31,	Dec 31,	Type of	per	per	per	Btu per	Probable				Under-
Mining Complex	2009	2008	2007	Coal	Million Btu	Million Btu	Million Btu	Pound(3)	Reserves	Owned	Leased	Surface	ground
(Tons in millions)
Appalachia:
Big Mountain	2.0	1.9	1.6	Steam	9	17	—	12,200	26	—	26	—	26
Blue Creek	0.1	—	—	Steam	—	15	—	12,000	15	—	15	—	15
Campbell’s Creek	1.0	0.6	—	Steam	1	2	—	12,200	3	—	3	—	3
Corridor G	3.6	1.6	—	Steam	5	71	1	12,500	77	3	74	53	24
Jupiter	—	0.2	—	Steam	2	17	—	12,500	19	—	19	4	15
Kanawha Eagle	1.9	2.1	2.1	Met/Steam	46	5	39	13,100	90	—	90	—	90
Logan County	2.6	1.0	—	Met/Steam	21	4	—	12,900	25	8	17	15	10
Paint Creek	2.1	1.1	—	Met/Steam	8	23	—	13,300	31	—	31	4	27
Panther	2.1	0.6	—	Met/Steam	44	24	—	13,500	68	1	67	—	68
Remington	0.2	0.3	—	Steam	3	3	—	12,200	6	—	6	1	5
Rocklick	1.5	2.6	3.1	Met/Steam	6	21	—	12,800	27	—	27	5	22
Wells	3.4	3.4	3.2	Met/Steam	24	23	—	13,400	47	—	47	—	47
Federal	3.8	3.1	4.0	Steam	—	12	42	13,300	54	48	6	—	54

Total	24.3	18.5	14.0		169	237	82		488	60	428	82	406
Illinois Basin:
Bluegrass	2.5	2.8	2.5	Steam	—	—	24	11,100	24	—	24	3	21
Dodge Hill	0.9	1.0	1.1	Steam	—	—	19	12,700	19	4	15	—	19
Highland	3.7	3.9	3.9	Steam	—	—	83	11,300	83	28	55	—	83

Total	7.1	7.7	7.5		—	—	126		126	32	94	3	123

Total	31.4	26.2	21.5		169	237	208		614	92	522	85	529

The following chart provides a summary of the amount of our proven and probable coal reserves in each U.S. state, the predominant type of coal mined in the applicable location, our property interest in the reserves and other characteristics of the facilities.
ASSIGNED AND UNASSIGNED PROVEN AND PROBABLE COAL RESERVES(1)
AS OF DECEMBER 31, 2009

							Sulfur Content(2)
								>1.2 to 2.5	>2.5 lbs.
							≤1.2 lbs.	lbs.	Sulfur
							Sulfur	Sulfur	Dioxide
			Proven				Dioxide	Dioxide	per	As
			and				per	per	Million Btu	Received
	Total	Tons	Probable	Proven	Probable	Type of	Million Btu	Million Btu	(Non-	Btu per	Reserve Control		Mining Method
Coal Seam Location	Assigned(1)	Unassigned(1)	Reserves	(Measured)	(Indicated)	Coal	(Phase II)	(Phase I)	Compliance)	Pound(3)	Owned	Leased	Surface	Underground
(Tons in millions)
Appalachia:
Ohio	—	26	26	19	7	Steam	—	—	26	10,900	26	—	—	26
West Virginia	488	682	1,170	793	377	Met/Steam	243	671	256	13,000	254	916	189	981

Total	488	708	1,196	812	384		243	671	282		280	916	189	1,007
Illinois Basin:
Illinois	—	237	237	94	143	Steam	4	38	195	10,800	235	2	1	236
Kentucky	126	283	409	212	197	Steam	—	—	409	11,400	145	264	34	375

Total	126	520	646	306	340		4	38	604		380	266	35	611

Total proven and probable	614	1,228	1,842	1,118	724		247	709	886		660	1,182	224	1,618

1)	Assigned reserves represent recoverable coal reserves that we have committed to mine at locations operating as of December 31, 2009. Unassigned reserves represent coal at suspended locations and coal that has not been committed. These reserves would require new mine development, mining equipment or plant facilities before operations could begin on the property.

2)	Compliance coal is coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btu and complies with the Clean Air Act. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emissions allowance credits or blending higher sulfur coal with lower sulfur coal.

3)	As-received Btu per pound includes the weight of moisture in the coal on an as-sold basis. The average moisture content used in the determination of as-received Btu in Appalachia was 7%. The moisture content used in the determination of as-received Btu in Illinois Basin ranged from 9% to 14%.

Item 3.	Legal Proceedings.
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
     Environmental claims and litigation in connection with our various NPDES permits, and related Clean Water Act issues, include the following:
     EPA Consent Decree
     In February 2009, we entered into a consent decree with the EPA and the WVDEP to resolve certain claims under the Clean Water Act and the West Virginia Water Pollution Control Act relating to NPDES permits at several Magnum mining operations in West Virginia that existed prior to our acquisition of these operations. The consent decree was entered by the federal district court on April 30, 2009. Under the terms of the consent decree, we paid a civil penalty of $6.5 million in June 2009. We also could be subject to stipulated penalties in the future for failure to comply with certain permit requirements as well as certain other terms of the consent decree. Because our operations are complex and periodically exceed our permit limitations, it is possible that we will have to pay stipulated penalties in the future, but we do not expect the amounts of any such penalties to be material. The civil penalty of $6.5 million was accrued as part of the Magnum acquisition purchase accounting described in Note 6. The consent decree also requires us to implement an enhanced company-wide environmental management system, which includes regular compliance audits, electronic tracking and reporting, and annual training for all employees and contractors with environmental responsibilities. In addition, we will complete several stream restoration projects in consultation with the EPA and WVDEP. These latter requirements could result in incremental operating costs in addition to the $6.5 million civil penalty. We anticipate the incremental costs will be between $5 million and $10 million.
     In a separate administrative proceeding with the WVDEP, we paid a civil penalty of $315,000 in the second quarter of 2009 for past violations of other NPDES permits held by certain subsidiaries.
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
     On March 19, 2009, the U.S. District Court approved a consent decree between Apogee, Hobet and the plaintiffs. The consent decree extended the compliance deadline to April 5, 2010 and added interim reporting requirements up to that date. Under the terms of the March 2009 consent decree, we paid a $50,000 penalty to the U.S. Treasury and $325,000 in attorneys’ fees in the second quarter of 2009. We also agreed to spend approximately $350,000 to implement a pilot project using certain reverse osmosis technology to determine whether the technology can effectively treat selenium discharges from mining outfalls, and to undertake interim reporting obligations. Finally, we agreed to comply with our NPDES permit’s water discharge limits for selenium by April 5, 2010. We have completed the pilot project and submitted our findings for review as required under the consent decree. We continue to install treatment systems at various permitted outfalls, but we will be unable to comply with selenium discharge limits by April 5, 2010 due to the ongoing inability to identify effective technology. We intend to seek a modification of the consent decree, to among other things, extend the compliance deadlines in order to continue our efforts to identify viable treatment alternatives.

     Currently, available technology has not been fully tested or proven effective at addressing selenium discharges in excess of allowable limits in mining outfalls similar to ours, and alternative technology is still in the research stage of development. The potential solutions identified to date, including the technology we are currently utilizing, have not been proven to be effective at all scales of operation, and otherwise may not be feasible, particularly at larger scale operations, due to a range of problems concerning technological issues, prohibitive implementation costs and other issues. While we are actively continuing to explore options, there can be no assurance as to when a definitive solution will be identified and implemented.
     Legislative developments in West Virginia have created the potential for industry-wide selenium compliance deadlines to be extended from 2010 to 2012. On May 13, 2009, the Governor of West Virginia signed a bill that authorized the WVDEP to extend selenium compliance deadlines to 2012 and appropriated state funds for selenium research. The bill cites “concerns within West Virginia regarding the applicability of the research underlying the federal selenium criteria to a state such as West Virginia which has high precipitation rates and free-flowing streams and that the alleged environmental impacts that were documented in the applicable federal research have not been observed in West Virginia.” As a result of this bill, the WVDEP is required to perform research that will assist in better defining and developing state laws and regulations addressing selenium discharges.
     We estimated the costs to treat our selenium discharges in excess of allowable limits at a net present value of $85.2 million as of the Magnum acquisition date. This liability reflects the estimated costs of the treatment systems necessary to be installed and maintained with the goal of meeting the requirements of current court orders, consent decrees and mining permits. This estimate was prepared considering the dynamics of current legislation, capabilities of currently available technology and our planned remediation strategy. Future changes to legislation, findings from current research initiatives and the pace of future technological progress could result in costs that differ from our current estimates, which could have a material adverse affect on our results of operations, cash flows and financial condition. Additionally, any failure to meet the deadlines set forth in the March 2009 consent decree or established by the federal government or the State of West Virginia or to otherwise comply with selenium limits in our permits could result in further litigation against us, an inability to obtain new permits or to maintain existing permits, and the imposition of significant and material fines and penalties or other costs and could otherwise materially adversely affect our results of operations, cash flows and financial condition.
     Hobet Mining, LLC (Hobet)
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
     On October 8, 2009, a motion to enter a modified settlement and consent order was submitted to the Boone County circuit court. This motion to modify the settlement and consent order was jointly filed by Patriot and the WVDEP. The motion includes, among other term modifications, an extension of the date to achieve full compliance with our NPDES permits from April 2010 to July 2012. On December 3, 2009, the Boone County circuit court approved and entered the modified settlement and consent order.
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
     Although waste substances generated by coal mining and processing are generally not regarded as hazardous substances for the purposes of CERCLA and similar legislation, and are generally covered by SMCRA, some products used by coal companies in operations, such as chemicals, and the disposal of these products are governed by CERCLA. Thus, coal mines currently or previously owned or operated by us, and sites to which we have sent waste materials, may be subject to liability under CERCLA and similar state laws. A predecessor of one of our subsidiaries has been named as a potentially responsible party at a third-party site, but given the large number of entities involved at the site and our anticipated share of expected cleanup costs, we believe that the ultimate liability, if any, will not be material to our financial condition and results of operations.
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
     In December 2009, an agreement was reached to settle this litigation. These cases will be dismissed once the settlement is finalized and approved by the West Virginia Supreme Court of Appeals. Pursuant to the purchase and sale agreement related to Magnum, Arch Coal, Inc. (Arch) indemnifies us against claims arising from certain pending litigation proceedings, including the 2001 flood litigation, which will continue indefinitely. The failure of Arch to satisfy its indemnification obligations under the purchase agreement could have a material adverse effect on us.
     2004 Flood Litigation
     In 2006, Hobet and Catenary, two of our subsidiaries, were named as defendants along with various other property owners, coal companies, timbering companies and oil and natural gas companies, in lawsuits arising from flooding that occurred on May 30, 2004 in various watersheds, primarily located in southern West Virginia. This litigation is pending before two different judges in the Circuit Court of Logan County, West Virginia. In the first action, the plaintiffs have asserted that (i) Hobet failed to maintain an approved drainage control system for a pond on land near, on, and/or contiguous to the sites of flooding; and (ii) Hobet participated in the development of plans to grade, blast, and alter the land near, on, and/or contiguous to the sites of the flooding. Hobet has filed a motion to dismiss both claims based upon the assertion that insufficient facts have been stated to support the claims of the plaintiffs.
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

     Other Litigation and Investigations
     Apogee has been sued, along with eight other defendants, including Monsanto Company, Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. The lawsuits were filed in October 2007, but not served on Apogee until February 2008, and each of the 77 lawsuits are identical except for the named plaintiff. They each allege personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of December 31, 2009, 44 of the original 77 lawsuits have been dismissed. In December 2009, Apogee was served with 165 additional lawsuits with the same allegations as the original 77 lawsuits. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.
     We are a defendant in litigation involving Peabody’s negotiation and June 2005 sale of two properties previously owned by two of our subsidiaries. Environmental Liability Transfer, Inc. (ELT) and its subsidiaries commenced litigation against these subsidiaries in the Circuit Court of the City of St. Louis in the State of Missouri alleging, among other claims, fraudulent misrepresentation, fraudulent omission, breach of duty and breach of contract. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot and Peabody are treating the case as a joint action with joint representation and equal sharing of costs. Peabody and Patriot filed counterclaims against the plaintiffs in connection with the sales of both properties. Motions for summary judgment on the complaint and counterclaim have been filed by Peabody and Patriot and are pending. A trial date has been preliminarily set for October 2010. The claim filed is for $40 million in damages. We are unable to predict the likelihood of success of the plaintiffs’ claims, though we intend to vigorously defend ourselves against all claims.
     A predecessor of one of our subsidiaries operated the Eagle No. 2 mine located near Shawneetown, Illinois from 1969 until closure of the mine in July of 1993. In 1999, the State of Illinois brought a proceeding before the Illinois Pollution Control Board against the subsidiary alleging that groundwater contamination due to leaching from a coal waste pile at the mine site violated state standards. The subsidiary has developed a remediation plan with the State of Illinois and is in litigation with the Illinois Attorney General’s office with respect to its claim for a civil penalty of $1.3 million.
     One of our subsidiaries is a defendant in several related lawsuits filed in the Circuit Court of Boone County, West Virginia. As of December 31, 2009, there were 109 related lawsuits filed by approximately 267 plaintiffs. In addition to our subsidiary, the lawsuits name Peabody and other coal companies with mining operations in Boone County. The plaintiffs in each case allege contamination of their drinking water wells over a period in excess of 30 years from coal mining activities in Boone County, including underground coal slurry injection and coal slurry impoundments. The lawsuits seek property damages, personal injury damages and medical monitoring costs. Public water lines are being installed by the Boone County Public Service Commission, and all plaintiffs will have access to public water by April 2010. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot is indemnifying and defending Peabody in this litigation. In December 2009, we filed a third party complaint against our current and former insurance carriers seeking coverage for this litigation under the applicable insurance policies. The court has scheduled an early mediation in this case for the last week in March 2010, directing all plaintiffs, defendants and third party defendants to appear. A trial date has been set for May 2011. We are unable to predict the likelihood of success of the plaintiffs’ claims, though we intend to vigorously defend ourselves against all claims.
     In late January 2010, the U.S. Attorney’s office and the State of West Virginia began investigations relating to one or more of our employees making inaccurate entries in official mine records at our Federal No. 2 mine. We have undertaken an internal investigation into the matter and have terminated one employee and placed two other employees on administrative leave. We are cooperating with the relevant governmental authorities.
     The outcome of other litigation and the investigations is subject to numerous uncertainties. Based on our evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, we believe these matters are likely to be resolved without a material adverse effect on our financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.
Executive Officers
     Set forth below are the names, ages as of February 19, 2010 and current positions of our executive officers. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Positions
Richard M. Whiting	55	Chief Executive Officer & Director
Irl F. Engelhardt	63	Chairman of the Board of Directors, Executive Advisor and Director
Paul H. Vining	55	President & Chief Operating Officer
Mark N. Schroeder	53	Senior Vice President & Chief Financial Officer
Charles A. Ebetino, Jr.	57	Senior Vice President — Corporate Development
Joseph W. Bean	47	Senior Vice President — Law & Administration, General Counsel & Corporate Secretary
Robert W. Bennett	47	Senior Vice President & Chief Marketing Officer
Richard M. Whiting
Chief Executive Officer & Director
     Richard M. Whiting, age 55, serves as Chief Executive Officer and as a Director. Mr. Whiting joined Peabody’s predecessor company in 1976 and held a number of operations, sales and engineering positions both at the corporate offices and at field locations. Prior to the spin-off, he was Peabody’s Executive Vice President & Chief Marketing Officer from May 2006 to 2007, with responsibility for all marketing, sales and coal trading operations, as well as Peabody’s joint venture relationships. Mr. Whiting previously served as President & Chief Operating Officer and as a director of Peabody from 1998 to 2002. He also served as Executive Vice President — Sales, Marketing & Trading from 2002 to 2006, and as President of Peabody COALSALES Company from 1992 to 1998.
     Mr. Whiting is the former Chairman of National Mining Association’s Safety and Health Committee, the former Chairman of the Bituminous Coal Operators’ Association, and a past board member of the National Coal Council. He is currently a director of the National Mining Association (NMA) and a director of the Society of Mining Engineers Foundation Board of Trustees. Mr. Whiting holds a Bachelor of Science degree in mining engineering from West Virginia University.
Irl F. Engelhardt
Chairman of the Board of Directors, Executive Advisor & Director
     Irl F. Engelhardt, age 63, serves as Chairman of the Board of Directors and Executive Advisor. Prior to the spin-off, Mr. Engelhardt served as Chairman and as a director of Peabody from 1998 until October 2007. He also served as Chief Executive Officer of Peabody from 1998 to 2005 and as Chief Executive Officer of a predecessor of Peabody from 1990 to 1998. He also served as Chairman of a predecessor of Peabody from 1993 to 1998 and as President from 1990 to 1995. After joining a predecessor of Peabody in 1979, Mr. Engelhardt held various officer level positions in the executive, sales, business development and administrative areas, including Chairman of Peabody Resources Ltd. (Australia) and Chairman of Citizens Power LLC. He also served as Co-Chief Executive Officer and executive director of The Energy Group from February 1997 to May 1998, Chairman of Cornerstone Construction & Materials, Inc. from September 1994 to May 1995 and Chairman of Suburban Propane Company from May 1995 to February 1996. Mr. Engelhardt served as a director and Group Vice President of Hanson Industries from 1995 to 1996. He also previously served as Chairman of the Federal Reserve Bank of St. Louis, the NMA, the Coal Industry Advisory Board of the International Energy Agency, the Center for Energy and Economic Development and the Coal Utilization Research Council, as well as Co-Chairman of the Coal Based Generation Stakeholders Group. He serves on the Boards of Directors of Valero Energy Corporation and The Williams Companies, Inc.
Paul H. Vining
President & Chief Operating Officer
     Paul H. Vining, age 55, serves as President & Chief Operating Officer. Prior to the Magnum acquisition, Mr. Vining served as President and Chief Executive Officer of Magnum since 2006. Prior to joining Magnum, Mr. Vining was Senior Vice President of Marketing and Trading at Arch Coal. Prior to that, from 2003 to 2006, he was President of Ellett Valley CC Inc., a coal trading, marketing and consulting company based in Williamsburg, Virginia. From 1999 to 2002, Mr. Vining was Executive Vice President for Sales and Trading at Peabody. From 1996 to 1999, he was President of Peabody COALTRADE. From 1995 to 1996, Mr. Vining was Senior Vice President of Peabody COALSALES. Earlier in his career, he held leadership positions with Guasare Coal America, AGIP Coal USA, Island Creek Coal and A.T. Massey Energy.

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
Mark N. Schroeder
Senior Vice President & Chief Financial Officer
     Mark N. Schroeder, age 53, serves as Senior Vice President & Chief Financial Officer. Prior to the spin-off, Mr. Schroeder held several key management positions in his career at Peabody which began in 2000. These positions included President of Peabody China from 2006 to 2007, Vice President of Materials Management from 2004 to 2006, Vice President of Business Development from 2002 to 2004 and Vice President and Controller from 2000 to 2002. He has more than 30 years of business experience, including as Chief Financial Officer of Franklin Equity Leasing Company from 1998 to 2000, Chief Financial Officer of Behlmann Automotive Group from 1997 to 1998, and financial management positions with McDonnell Douglas Corporation and Ernst & Young, LLP.
     Mr. Schroeder is a certified public accountant and holds a Bachelor of Science degree in business administration from Southern Illinois University — Edwardsville.
Charles A. Ebetino, Jr.
Senior Vice President — Corporate Development
     Charles A. Ebetino, Jr., age 57, serves as Senior Vice President — Corporate Development. Prior to the spin-off, Mr. Ebetino was Senior Vice President — Business and Resource Development for Peabody since May 2006. Mr. Ebetino also served as Senior Vice President — Market Development for Peabody’s sales and marketing subsidiary from 2003 to 2006 and was directly responsible for COALTRADE, LLC. He joined Peabody in 2003 after more than 25 years with American Electric Power Company, Inc. (AEP) where he served in a number of management roles in the fuel procurement and supply group, including Senior Vice President of Fuel Supply and President & Chief Operating Officer of AEP’s coal mining and coal-related subsidiaries from 1993 until 2002. In 2002, he formed Arlington Consulting Group, Ltd., an energy industry consulting firm.
     Mr. Ebetino is a past board member of NMA, former Chairman of the NMA Environmental Committee, a former Chairman and Vice Chairman of the Edison Electric Institute’s Power Generation Subject Area Committee, a former Vice Chairman of the Inland Waterway Users Board, and a past board member and President of the Western Coal Transportation Association. Mr. Ebetino has a Bachelor of Science degree in civil engineering from Rensselaer Polytechnic Institute. He also attended the New York University School of Business for graduate study in finance.
Joseph W. Bean
Senior Vice President — Law & Administration, General Counsel & Corporate Secretary
     Joseph W. Bean, age 47, serves as Senior Vice President — Law & Administration, General Counsel & Corporate Secretary. From the spin-off to February 2009, Mr. Bean served as Senior Vice President, General Counsel & Corporate Secretary for Patriot. Prior to the spin-off, Mr. Bean served as Peabody’s Vice President & Associate General Counsel and Assistant Secretary from 2005 to 2007 and as Senior Counsel from 2001 to 2005. During his tenure at Peabody, he directed the company’s legal and compliance activities related to mergers and acquisitions, corporate governance, corporate finance and securities matters.
     Mr. Bean has 23 years of corporate law experience, including 19 years as in-house legal counsel. He was counsel and assistant corporate secretary for The Quaker Oats Company prior to its acquisition by PepsiCo in 2001 and assistant general counsel for Pet Incorporated prior to its 1995 acquisition by Pillsbury. He also served as a corporate law associate with the law firms of Mayer, Brown & Platt in Chicago and Thompson & Mitchell in St. Louis. Mr. Bean holds a Bachelor of Arts degree from the University of Illinois and a Juris Doctorate from Northwestern University School of Law.
Robert W. Bennett
Senior Vice President & Chief Marketing Officer
     Robert W. Bennett, age 47, serves as Senior Vice President & Chief Marketing Officer. Mr. Bennett has over 22 years of experience in the coal sales, marketing and trading arena. From the time of the Magnum acquisition through March 2009, Mr. Bennett served as Patriot’s Senior Vice President of Sales and Trading and was responsible for Patriot’s thermal coal sales. Prior to the Magnum acquisition, Mr. Bennett served as Senior Vice President – Sales and Trading of Magnum Coal Company and President of Magnum Coal Sales, LLC, positions he held from 2006 to 2008. During 2005 and 2006, Mr. Bennett served as Vice President — Appalachia Sales for COALSALES, LLC. Mr. Bennett served as Vice President – Brokerage and Agency Sales for COALTRADE, LLC from 1997 to 2005 where he was responsible for all brokerage and agency relationships in the eastern United States. Prior to 1997, Mr. Bennett held various leadership positions with AGIP Coal Sales and Neweagle Corporation. Mr. Bennett holds a Bachelor of Arts in Finance from Marshall University.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     On October 31, 2007, Peabody effected the spin-off of Patriot and its subsidiaries. The spin-off was accomplished through a dividend of all outstanding shares of Patriot Coal Corporation. Our common stock is listed on the New York Stock Exchange, under the symbol PCX. As of February 19, 2010, there were 858 holders of record of our common stock.
     Effective August 11, 2008, Patriot implemented a 2-for-1 stock split effected in the form of a 100% stock dividend. All share and per share amounts in this Annual Report on Form 10-K reflect this stock split.
     The table below sets forth the range of quarterly high and low sales prices for our common stock on the New York Stock Exchange during the calendar quarters indicated.

	High	Low
2007
Fourth Quarter	$21.50	$13.54
2008
First Quarter	$28.89	$16.14
Second Quarter	82.23	23.13
Third Quarter	77.74	24.09
Fourth Quarter	28.45	5.24
2009
First Quarter	$9.00	$2.76
Second Quarter	10.90	3.51
Third Quarter	14.12	4.97
Fourth Quarter	17.24	10.21
Dividend Policy
     We have not paid and we do not anticipate that we will pay cash dividends on our common stock in the near term. The declaration and amount of future dividends, if any, will be determined by our Board of Directors and will depend on our financial condition, earnings, capital requirements, financial covenants, regulatory constraints, industry practice and other factors our Board deems relevant.

Stock Performance Graph
     The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the S&P Smallcap 600 Index and (ii) the Custom Composite Index comprised of Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., International Coal Group, Inc., James River Coal Co., Massey Energy Company, Peabody Energy Corp. and Westmoreland Coal Company. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.
COMPARISON OF 26 MONTH CUMULATIVE TOTAL RETURN*
Among Patriot Coal Corporation, The S&P Smallcap 600 Index
And Custom Composite Index
*$100 invested on 11/1/07 in stock or 10/31/07 in index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	11/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09
Patriot Coal Corporation	100.00	111.31	125.25	408.77	154.93	33.33	19.79	34.03	62.72	82.45
S&P Smallcap 600	100.00	91.84	84.99	85.33	84.60	63.30	52.64	63.73	75.62	79.49
Custom Composite	100.00	127.81	120.67	220.88	100.33	50.58	48.19	63.21	83.08	97.81

     In accordance with SEC rules, the information contained in the Stock Performance Graph above, shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or subject to the SEC’s Regulation 14A or 14C, other than as provided under Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6. Selected Consolidated Financial Data.
     The following table presents selected financial and other data for the most recent five fiscal years. The historical financial and other data have been prepared on a consolidated basis derived from Patriot’s consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Patriot’s businesses and give effect to allocations of expenses from Peabody in 2007, 2006, and 2005. For periods prior to the spin-off, the historical consolidated statements of operations data set forth below do not reflect changes that occurred in the operations and funding of our company as a result of our spin-off from Peabody. Magnum results are consolidated as of the date the acquisition was consummated, July 23, 2008. The historical consolidated balance sheet data set forth below reflect the assets and liabilities that existed as of the dates and the periods presented.
     The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical financial statements and the accompanying notes thereto of us and our consolidated subsidiaries included elsewhere in this report. The consolidated statements of operations and cash flow data for each of the three years in the period ended December 31, 2009 and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the accompanying notes. The consolidated balance sheet data as of December 31, 2007, 2006 and 2005 and the consolidated statements of operations for the years ended December 31, 2006 and 2005 were derived from audited consolidated financial statements that are not presented in this report.

     The financial information presented below may not reflect what our results of operations, cash flows and financial position would have been had we operated as a separate, stand-alone entity for the years ended December 31, 2007, 2006, and 2005 or what our results of operations, financial position and cash flows will be in the future. In addition, the Risk Factors section of Item 1A of this report includes a discussion of risk factors that could impact our future results of operations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except for share and per share data)
Results of Operations Data:
Revenues
Sales	$1,995,667	$1,630,873	$1,069,316	$1,142,521	$960,901
Other revenues	49,616	23,749	4,046	5,398	17,376

Total revenues	2,045,283	1,654,622	1,073,362	1,147,919	978,277
Costs and expenses
Operating costs and expenses	1,893,419	1,607,746	1,109,315	1,051,932	869,163
Depreciation, depletion and amortization	205,339	125,356	85,640	86,458	65,972
Reclamation and remediation obligation expense	35,116	19,260	20,144	24,282	15,572
Sales contract accretion	(298,572)	(279,402)	-	-	-
Restructuring and impairment charge	20,157	-	-	-	-
Selling and administrative expenses	48,732	38,607	45,137	47,909	57,123
Other operating (income) expense:
Net gain on disposal or exchange of assets(1)	(7,215)	(7,004)	(81,458)	(78,631)	(57,042)
Loss (income) from equity affiliates(2)	(398)	915	(63)	(60)	(15,578)

Operating profit (loss)	148,705	149,144	(105,353)	16,029	43,067
Interest expense	38,108	23,648	8,337	11,419	9,833
Interest income	(16,646)	(17,232)	(11,543)	(1,417)	(1,553)

Income (loss) before income taxes	127,243	142,728	(102,147)	6,027	34,787
Income tax provision	-	-	-	8,350	-

Net income (loss)	127,243	142,728	(102,147)	(2,323)	34,787
Net income attributable to noncontrolling interest(2)	-	-	4,721	11,169	-

Net income (loss) attributable to Patriot	127,243	142,728	(106,868)	(13,492)	34,787
Effect of noncontrolling interest purchase arrangement	-	-	(15,667)	-	-

Net income (loss) attributable to common stockholders	$127,243	$142,728	$(122,535)	$(13,492)	$34,787

Earnings (loss) per share, basic	$1.50	$2.23	$(2.29)	N/A	N/A
Earnings (loss) per share, diluted	$1.49	$2.21	$(2.29)	N/A	N/A
Weighted average shares outstanding - basic	84,660,998	64,080,998	53,511,478	N/A	N/A
Weighted average shares outstanding - diluted	85,424,502	64,625,911	53,546,116	N/A	N/A

Balance Sheet Data (at period end):
Total assets	$3,618,163	$3,622,320	$1,199,837	$1,178,181	$1,113,058
Total liabilities(3)	2,682,669	2,782,139	1,117,521	1,851,855	1,511,810
Total long-term debt, less current maturities	197,951	176,123	11,438	20,722	11,459
Total stockholders’ equity (deficit)	935,494	840,181	82,316	(673,674)	(398,752)

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except for share and per share data)

Other Data:
Tons sold (in millions and unaudited)	32.8	28.5	22.1	24.3	23.8
Net cash provided by (used in):
Operating activities	$39,611	$63,426	$(79,699)	$(20,741)	$17,823
Investing activities	(77,593)	(138,665)	54,721	1,993	(29,529)
Financing activities	62,208	72,128	30,563	18,627	11,459
Adjusted EBITDA(4) (unaudited)	110,745	44,238	431	126,769	124,611
Past mining obligation payments(5) (unaudited)	129,060	101,746	144,811	150,672	154,479
Additions to property, plant, equipment and mine development	78,263	121,388	55,594	80,224	75,151
Acquisitions, net	-	9,566	47,733	44,538	-

(1)
Net gain on disposal or exchange of assets included a $37.4 million gain from an exchange of coal reserves as part of a dispute settlement with a third-party supplier in 2005, gains of $66.6 million from sales of coal reserves and surface land in 2006 and gains of $78.5 million from the sales of coal reserves and surface land in 2007.

(2)
In March 2006, we increased our 49% interest in KE Ventures, LLC to an effective 73.9% interest and began combining KE Ventures, LLC’s results with ours effective January 1, 2006. In 2007, we purchased the remaining interest. Prior to 2006, KE Ventures, LLC was accounted for on an equity basis and included in income from equity affiliates in our consolidated statements of operations.

(3)
On December 31, 2006, we increased noncurrent liabilities and decreased total invested capital (accumulated other comprehensive loss) by $322.1 million as a result of a then newly adopted authoritative guidance related to employers accounting for postretirement benefit plans.

(4)
Adjusted EBITDA is defined as net income (loss) before deducting net interest income and expense; income taxes; reclamation and remediation obligation expense; depreciation, depletion and amortization; restructuring and impairment charge; and net sales contract accretion. Net sales contract accretion represents contract accretion excluding back-to-back coal purchase and sales contracts. The contract accretion on the back-to-back coal purchase and sales contracts reflects the accretion related to certain coal purchase and sales contracts existing prior to July 23, 2008, whereby Magnum purchased coal from third parties to fulfill tonnage commitments on sales contracts. Adjusted EBITDA is used by management to measure operating performance, and management also believes it is a useful indicator of our ability to meet debt service and capital expenditure requirements. The term Adjusted EBITDA does not purport to be an alternative to operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

(5)
Past mining obligation payments represents cash payments relating to our postretirement benefit plans, work-related injuries and illnesses obligations and multi-employer retiree healthcare and pension plans.

     Adjusted EBITDA is calculated as follows (unaudited):

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Net income (loss)	$127,243	$142,728	$(102,147)	$(2,323)	$34,787
Depreciation, depletion and amortization	205,339	125,356	85,640	86,458	65,972
Sales contract accretion, net(1)	(298,572)	(249,522)	-	-	-
Asset retirement obligation expense	35,116	19,260	20,144	24,282	15,572
Restructuring and impairment	20,157	-	-	-	-
Interest expense	38,108	23,648	8,337	11,419	9,833
Interest income	(16,646)	(17,232)	(11,543)	(1,417)	(1,553)
Income tax provision	-	-	-	8,350	-

Adjusted EBITDA	$110,745	$44,238	$431	$126,769	$124,611

(1)
Net sales contract accretion resulted from the below market coal sales and purchase contracts acquired in the Magnum acquisition that were recorded at fair value in purchase accounting. The net liability generated from applying fair value to these contracts is being accreted over the life of the contracts as the coal is shipped.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a leading producer of thermal coal in the eastern U.S., with operations and coal reserves in Appalachia and the Illinois Basin, our operating segments. We are also a leading U.S. producer of metallurgical quality coal. Our principal business is the mining, preparation and sale of thermal coal, for sale primarily to electric utilities, as well as the mining of metallurgical coal, for sale to steel mills and independent coke producers. Our operations consist of fourteen current mining complexes, which include company-operated mines, contractor-operated mines and coal preparation facilities. The Appalachia and Illinois Basin segments consist of our operations in West Virginia and Kentucky, respectively.
     We ship coal to electric utilities, industrial users, steel mills and independent coke producers. In 2009, we sold 32.8 million tons of coal, of which 83% was sold to domestic electric utilities and 17% was sold to domestic and global steel producers. In 2008, we sold 28.5 million tons of coal, of which 79% was sold to domestic electric utilities and 21% was sold to domestic and global steel producers. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.
     We typically sell coal to utility and steel-making customers under contracts with terms of one year or more. Approximately 83% and 78% of our sales were under such contracts during 2009 and 2008, respectively.
     Effective October 31, 2007, Patriot was spun off from Peabody. The spin-off was accomplished through a dividend of all outstanding shares of Patriot, resulting in Patriot becoming a separate, public company traded on the New York Stock Exchange (symbol PCX).
     On July 23, 2008, Patriot completed the acquisition of Magnum. Magnum was one of the largest coal producers in Appalachia, operating eight mining complexes with production from surface and underground mines and controlling more than 600 million tons of proven and probable coal reserves. Magnum’s results are included as of the date of the acquisition.

Results of Operations
     Segment Adjusted EBITDA
     The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as net income (loss) before deducting net interest income and expense; income taxes; reclamation and remediation obligation expense; depreciation, depletion and amortization; restructuring and impairment charge; and net sales contract accretion. Net sales contract accretion represents contract accretion excluding back-to-back coal purchase and sales contracts. The contract accretion on the back-to-back coal purchase and sales contracts reflects the accretion related to certain coal purchase and sales contracts existing on July 23, 2008, whereby Magnum purchased coal from third parties to fulfill tonnage commitments on sales contracts. Segment Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Because Segment Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Item 6. Selected Consolidated Financial Data. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but also excludes selling, general and administrative expenses, past mining obligation expense and gain on disposal or exchange of assets and is reconciled to its most comparable measure below, under Net Income.
     Geologic Conditions
     Our results of operations are impacted by geologic conditions as they relate to coal mining. These conditions refer to the physical nature of the coal seam and surrounding strata and its effect on the mining process. Geologic conditions that can have an adverse effect on underground mining include thinning coal seam thickness, rock partings within a coal seam, weak roof or floor rock, sandstone channel intrusions, groundwater and increased stresses within the surrounding rock mass due to over mining, under mining and overburden changes. The term “adverse geologic conditions” is used in general to refer to these and similar situations where the geologic setting can negatively affect the normal mining process. Adverse geologic conditions would be markedly different from those that would be considered typical geologic conditions for a given mine. Since approximately 70% of our 2009 production was sourced from underground operations, geologic conditions can be a major factor in our results of operations.
Year ended December 31, 2009 compared to year ended December 31, 2008
     Summary
     Revenues were $2,045.3 million, an increase of $390.7 million, and Segment Adjusted EBITDA was $302.9 million, an increase of $116.8 million, for the year ended December 31, 2009. The increase in revenue and Segment Adjusted EBITDA resulted from the addition of Magnum, the successful implementation of our Management Action Plan and improved performance at our longwall mines.
     Beginning in the third quarter of 2008, the global recession resulted in decreased worldwide demand for steel and electricity, leading to weakened coal markets. Early in 2009, we implemented a Management Action Plan as a strategic response to the weakened coal markets. The Management Action Plan included output and cost reductions, workforce and capital redeployment and sales contract renegotiations. As a result of this plan, during 2009 we suspended certain company-operated and contract mines, including suspension of operations at our Samples surface mine, deferred production start up at one newly-developed mining complex and cancelled certain operating shifts at various other mining complexes. Additionally, we restructured certain below-market legacy coal supply agreements.
     Our 2009 results reflect the inclusion of a full year of the Magnum operations, which were acquired on July 23, 2008. The increased revenue from the acquired Magnum operations was partially offset by lower customer demand throughout the year and increased customer deferrals during 2009.
     Both our Federal and Panther longwalls encountered some adverse geologic conditions in 2009, but significantly less than the difficulties encountered in 2008. The improved production in 2009 reflects the benefits of mine plan adjustments made in late 2008 to minimize the impact of difficult geology. In the third quarter of 2009, significant upgrades were made to certain components of the Panther longwall mining equipment. Both of the longwalls were performing well by the end of 2009. In the fourth quarter of 2009, Federal had its best production quarter in 2009 and Panther had its best quarter since the Magnum acquisition.

     Segment Results of Operations

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)

Tons Sold
Appalachia	25,850	20,654	5,196	25.2%
Illinois Basin	6,986	7,866	(880)	(11.2)%

Total Tons Sold	32,836	28,520	4,316	15.1%

Average sales price per ton sold
Appalachia	$66.79	$65.23	$1.56	2.4%
Illinois Basin	38.52	36.06	2.46	6.8%

Revenue
Appalachia Mining Operations	$1,726,588	$1,347,230	$379,358	28.2%
Illinois Basin Mining Operations	269,079	283,643	(14,564)	(5.1)%
Appalachia Other	49,616	23,749	25,867	108.9%

Total Revenues	$2,045,283	$1,654,622	$390,661	23.6%

Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$1,481,831	$1,197,985	$283,846	23.7%
Illinois Basin Mining Operations	260,529	270,488	(9,959)	(3.7)%

Total Segment Operating Costs and Expenses	$1,742,360	$1,468,473	$273,887	18.7%

Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$294,373	$172,994	$121,379	70.2%
Illinois Basin Mining Operations	8,550	13,155	(4,605)	(35.0)%

Total Segment Adjusted EBITDA	$302,923	$186,149	$116,774	62.7%

(1) Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $1,893.0 million and $1,608.7 million less past mining obligation expense of $150.7 million and $110.3 million for the years ended December 31, 2009 and 2008, respectively, as described below, and less back-to-back contract accretion of $29.9 million for the year ended December 31, 2008.

     Tons Sold and Revenues
     The increase in Appalachia revenue for the year ended December 31, 2009 compared to the prior year primarily related to the $318.8 million net increase in revenues from the acquired Magnum operations, due to an additional seven months of activity during 2009, as well as higher sales prices at certain complexes. These increases were partially offset by lower customer demand and increased customer deferrals.
     Sales volumes in the Appalachia segment increased in 2009, primarily from the incremental 5.9 million tons sold from the acquired Magnum operations, partially offset by the overall decline in customer demand for both metallurgical and thermal coal including lower sales due to customer shipment deferrals and settlements. The overall decline in customer demand led to the suspension of certain operations and decreased operating shifts at other operations.
     Illinois Basin revenue decreased slightly in 2009 compared to the prior year primarily due to lower sales volume caused by lower customer demand, unfavorable weather conditions early in the year and increased downtime due to regulatory inspections. Lower sales volumes were partially offset by higher average sales prices.
     Appalachia Other Revenue was higher in 2009 primarily due to cash settlements received for reduced shipments as a result of renegotiated customer agreements. In addition to royalty income, Appalachia Other Revenue in 2008 included a structured settlement on a property transaction, a settlement for past due coal royalties which had previously been fully reserved due to the uncertainty of collection, and gains on the sale of purchased coal in the first quarter.

     Segment Operating Costs and Expenses
     Segment operating costs and expenses represent consolidated operating costs and expenses less past mining obligations.
     Segment operating costs and expenses for Appalachia increased in 2009 as compared to the prior year primarily due to the incremental $278.9 million of costs for the full year of the acquired Magnum operations. Excluding the impact of Magnum, operating costs were higher due to increased purchased coal ($12.8 million) and increased materials and supplies costs primarily related to equipment rebuilds at various locations ($8.7 million). We purchased coal to cover certain sales commitments at some of our suspended operations. The increased costs were partially offset by decreased labor costs primarily due to reduced shifts and mine suspensions as a result of lower customer demand ($10.6 million) and lower royalties resulting from decreased production at certain mines ($7.1 million).
     Operating costs and expenses for Illinois Basin decreased in 2009 as compared to the prior year primarily due to decreased costs for purchased coal ($9.6 million) and lower diesel fuel and explosives costs ($6.5 million). In 2008, higher priced spot sale opportunities were available which resulted in more purchased coal to fulfill sales commitments. The decreased costs were partially offset by higher repair and maintenance and outside services costs primarily due to major non-recurring repairs including equipment rebuilds, belting and component upgrades ($7.8 million).
     Segment Adjusted EBITDA
     Segment Adjusted EBITDA for Appalachia increased in 2009 from the prior year primarily due to the contribution from the additional volume associated with the acquired Magnum operations. Additionally, during 2009, we received cash settlements for reduced shipments. These cash settlements approximated the financial impact associated with cancelled customer commitments.
     Segment Adjusted EBITDA for the Illinois Basin decreased in 2009 primarily due to lower production volumes attributable to lower customer demand and severe winter storms. This decrease also reflected higher repair and maintenance and outside services costs that were primarily due to major non-recurring repairs including equipment rebuilds, belting and component upgrades. These decreases were partially offset by higher average sales prices and lower diesel fuel and explosives costs.
     Net Income

			Increase (Decrease) to
	Year Ended December 31,		Income
	2009	2008	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$302,923	$186,149	$116,774	62.7%
Corporate and Other:
Past mining obligation expense	(150,661)	(110,308)	(40,353)	(36.6)%
Net gain on disposal or exchange of assets	7,215	7,004	211	3.0%
Selling and administrative expenses	(48,732)	(38,607)	(10,125)	(26.2)%

Total Corporate and Other	(192,178)	(141,911)	(50,267)	(35.4)%
Depreciation, depletion and amortization	(205,339)	(125,356)	(79,983)	(63.8)%
Reclamation and remediation obligation expense	(35,116)	(19,260)	(15,856)	(82.3)%
Sales contract accretion, net	298,572	249,522	49,050	19.7%
Restructuring and impairment charge	(20,157)	-	(20,157)	N/A
Interest expense	(38,108)	(23,648)	(14,460)	(61.1)%
Interest income	16,646	17,232	(586)	(3.4)%

Net income	$127,243	$142,728	$(15,485)	(10.8)%

     Past Mining Obligation Expense
     Past mining obligation expenses were higher in 2009 than the prior year primarily due to a full year of retiree healthcare obligation expenses ($24.4 million) and multi-employer retiree healthcare and pension costs ($5.8 million) from the acquired Magnum operations in 2009 versus only five months in 2008; costs related to suspended mines ($9.9 million), primarily Samples; and higher subsidence expense. These increases were partially offset by lower spending at our closed locations ($2.6 million).
     Selling and Administrative Expenses
     Selling and administrative expenses for the year ended December 31, 2009 increased compared to the prior year primarily due to increased headcount and expenses due to the addition and integration of Magnum operations, which were acquired July 23, 2008.

     Depreciation, Depletion and Amortization
     Depreciation, depletion and amortization for 2009 increased compared to the prior year primarily due to the full year impact from the addition of the Magnum assets.
     Reclamation and Remediation Obligation Expense
     Reclamation and remediation obligation expense increased in 2009 as compared to the prior year primarily due to the full year impact from the acquisition of Magnum.
     Sales Contract Accretion
     Sales contract accretion resulted from the below market coal sale and purchase contracts acquired in the Magnum acquisition and recorded at fair value in purchase accounting. The net liability generated from applying fair value to these contracts is being accreted over the life of the contracts as the coal is shipped.
     Restructuring and Impairment Charge
     The restructuring and impairment charge in 2009 related to certain infrastructure and thermal coal reserves near our Rocklick complex that were deemed uneconomical to mine, as well as a restructuring charge related to the discontinued use of a beltline into the Rocklick preparation plant during the fourth quarter.
     Interest Expense
     Interest expense increased for 2009 compared to the prior year primarily due to interest and debt discount expense related to our convertible notes that were issued in May 2008 and higher letter of credit fees related to the Magnum acquisition. This increase was partially offset by the commitment fee expensed due to the termination of a bridge loan facility related to our assumption of Magnum’s debt during the second quarter of 2008. See Liquidity and Capital Resources for details concerning our outstanding debt and credit facility.
     Income Tax Provision
     For the years ended December 31, 2009 and 2008, no income tax provision was recorded due to net operating losses for the year and our full valuation allowance recorded against deferred tax assets. For 2009 and 2008, the primary difference between book and taxable income was the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired in the Magnum acquisition, with such amounts being included in the computation of book income but excluded from the computation of taxable income.
Basis of Presentation Related to Periods Prior to the Spin-Off from Peabody
     The statements of operations and cash flows for the twelve months ended December 31, 2007, and related discussions below primarily relate to our historical results prior to the spin-off from Peabody. These results may not necessarily reflect what our results of operations and cash flows would have been as a stand-alone company. The consolidated financial statements presented herein for this period includes allocations of Peabody expenses, assets and liabilities through the date of the spin-off, including the following items:
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
     Interest Expense
     For the periods prior to the spin-off, our historical interest expense primarily related to fees for letters of credit and surety bonds used to guarantee our reclamation, workers’ compensation, retiree healthcare and lease obligations as well as interest expense related to intercompany notes with Peabody. Our capital structure changed following our spin-off from Peabody, and effective October 31, 2007, we entered into a four-year revolving credit facility. See Liquidity and Capital Resources - Credit Facility for information about our credit facility. The intercompany notes totaling $62.0 million with Peabody were forgiven at spin-off.
     Income Tax Provision
     Income taxes are accounted for using a balance sheet approach in accordance with authoritative guidance. We account for deferred income taxes by applying statutory tax rates in effect at the date of the balance sheet to differences between the book and tax basis of assets and liabilities. A valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and the overall deferred tax position.

     Authoritative guidance specifies that the amount of current and deferred tax expense for an income tax return group are to be allocated among the members of that group when those members issue separate financial statements. For purposes of the consolidated financial statements prepared for the twelve months ended December 31, 2007 and for the other periods prior to the spin-off, our income tax expense was recorded as if we filed a consolidated tax return separate from Peabody, notwithstanding that a majority of the operations were historically included in the U.S. consolidated income tax return filed by Peabody. Our valuation allowance for these periods was also determined on the separate tax return basis. Additionally, our tax attributes (i.e., net operating losses and Alternative Minimum Tax credits) for these periods have been determined based on U.S. consolidated tax rules describing the apportionment of these items upon departure (spin-off) from the Peabody consolidated group.
     Peabody was managing its tax position for the benefit of its entire portfolio of businesses. Peabody’s tax strategies are not necessarily reflective of the tax strategies that we would have followed or have followed as a stand-alone company, nor were they necessarily strategies that optimized our stand-alone position.
Year ended December 31, 2008 compared to year ended December 31, 2007
     Summary
     Revenues were $1,654.6 million, an increase of $581.3 million, and Segment Adjusted EBITDA was $186.1 million, an increase of $84.4 million, for the year ended December 31, 2008. Net income attributable to Patriot was $142.7 million in 2008 compared to a net loss attributable to Patriot of $106.9 million in 2007. The increase in revenue, Segment Adjusted EBITDA and net income attributable to Patriot was mainly driven by the newly-acquired Magnum operations including the impact of purchase accounting. The results of operations of Magnum are included in the Appalachia Mining Operations segment from the date of acquisition.
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
     Segment Results of Operations

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)

Tons Sold
Appalachia	20,654	14,432	6,222	43.1%
Illinois Basin	7,866	7,711	155	2.0%

Total Tons Sold	28,520	22,143	6,377	28.8%

Average sales price per ton sold
Appalachia	$65.23	$56.62	$8.61	15.2%
Illinois Basin	36.06	32.71	3.35	10.2%

Revenue
Appalachia Mining Operations	$1,347,230	$817,070	$530,160	64.9%
Illinois Basin Mining Operations	283,643	252,246	31,397	12.4%
Appalachia Other	23,749	4,046	19,703	487.0%

Total Revenues	$1,654,622	$1,073,362	$581,260	54.2%

Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$1,197,985	$731,266	$466,719	63.8%
Illinois Basin Mining Operations	270,488	240,384	30,104	12.5%

Total Segment Operating Costs and Expenses	$1,468,473	$971,650	$496,823	51.1%

Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$172,994	$89,850	$83,144	92.5%
Illinois Basin Mining Operations	13,155	11,862	1,293	10.9%

Total Segment Adjusted EBITDA	$186,149	$101,712	$84,437	83.0%

(1) Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $1,608.7 million and $1,109.3 million less past mining obligation expense of $110.3 million and $137.6 million for the years ended December 31, 2008 and 2007, respectively, as described below, and less back-to-back contract accretion of $29.9 million for the year ended December 31, 2008.

     Tons Sold and Revenues
     The increase in Appalachia revenue for the year ended December 31, 2008 compared to 2007 primarily related to $413.0 million of sales associated with the newly-acquired Magnum operations. Excluding the impact of Magnum, revenues were also affected by higher average sales prices, partially offset by lower sales volumes at the Federal and Rocklick mining complexes.
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
     Segment Operating Costs and Expenses
     Segment operating costs and expenses represent consolidated operating costs and expenses less past mining obligations.
     Operating costs and expenses for Appalachia increased in 2008 as compared to the prior year primarily due to $382.4 million of costs associated with the newly-acquired Magnum operations. Excluding the impact of Magnum, operating costs were higher in 2008 due to start-up costs as we ramped up production at our Big Mountain ($22.4 million) and Kanawha Eagle ($16.2 million) mining complexes, as well as higher contract mining costs ($16.3 million) primarily related to higher material and supply and labor costs. Material and supply costs were primarily impacted by higher fuel, explosives and steel-related costs. Higher labor costs were reflective of an overall labor shortage in the Appalachia region.
     Operating costs and expenses for Illinois Basin increased in 2008 as compared to the prior year primarily due to increased costs for purchased coal ($9.3 million), increased labor costs ($6.1 million) and higher materials and supplies cost due to higher diesel fuel, explosives and steel-related costs ($6.6 million). Purchased coal resulted from diverting tons to higher priced spot sales and fulfilling sales commitments with purchased tons.
     Segment Adjusted EBITDA
     Segment Adjusted EBITDA for Appalachia increased in 2008 from the prior year primarily due to the contribution from the newly-acquired Magnum operations and, to a lesser extent, higher sales prices, partially offset by lower sales volumes and higher operating costs as described above. Segment Adjusted EBITDA for Appalachia also increased in 2008 due to the previously mentioned gains on the sale of purchased coal in the first quarter and the structured settlements in the second quarter.
     Segment Adjusted EBITDA for the Illinois Basin increased in 2008 primarily due to higher average sales prices, offset by increased labor costs and higher diesel fuel, explosives and steel-related costs as described above.

     Net Income (Loss)

			Increase (Decrease) to
	Year Ended December 31,		Income
	2008	2007	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$186,149	$101,712	$84,437	83.0%
Corporate and Other:
Past mining obligation expense	(110,308)	(137,602)	27,294	19.8%
Net gain on disposal or exchange of assets	7,004	81,458	(74,454)	(91.4)%
Selling and administrative expenses	(38,607)	(45,137)	6,530	14.5%

Total corporate and Other	(141,911)	(101,281)	(40,630)	(40.1)%
Depreciation, depletion and amortization	(125,356)	(85,640)	(39,716)	(46.4)%
Sales contract accretion, net	249,522	-	249,522	N/A
Reclamation and remediation obligation expense	(19,260)	(20,144)	884	4.4%
Interest expense:
Peabody	-	(4,969)	4,969	N/A
Third-party	(23,648)	(3,368)	(20,280)	(602.1)%
Interest income	17,232	11,543	5,689	49.3%

Net income (loss)	142,728	(102,147)	244,875	239.7%
Net income attributable to noncontrolling interest	-	(4,721)	4,721	N/A

Net income (loss) attributable to Patriot	142,728	(106,868)	249,596	233.6%
Effect of noncontrolling interest purchase arrangement	-	15,667	(15,667)	N/A

Net income (loss) attributable to common stockholders	$142,728	$(122,535)	$265,263	216.5%

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
     Sales Contract Accretion
     Sales contract accretion resulted from the below market coal sale and purchase contracts acquired in the Magnum acquisition and recorded at fair value in purchase accounting. The net liability generated from applying fair value to these contracts is being accreted over the life of the contracts as the coal is shipped.
     Reclamation and Remediation Obligation Expense
     Reclamation and remediation obligation expense decreased in 2008 compared to the prior year primarily due to accelerated reclamation work at closed mines in the first half of 2007, the acceleration of a mine closure in early 2007, and the extension of the life of our Federal mine in mid-2007 as a result of the acquisition of adjoining coal reserves, largely offset by expenses related to the newly-acquired Magnum operations.

     Interest Expense (Income)
     Interest expense increased for 2008 compared to 2007 primarily due to amortized debt discount and debt origination fees related to our May 2008 convertible debt issuance, interest and a commitment fee expensed in the second quarter due to the termination of a bridge loan facility related to the Magnum acquisition. Additionally, amortized origination debt fees related to our credit facility put in place at the time of the spin-off also increased interest expense in 2008. These increases were partially offset by lower interest expense related to a demand note with Peabody which was forgiven at the spin-off, resulting in no similar interest expense in 2008. See Liquidity and Capital Resources for details concerning our outstanding debt and credit facility.
     Interest income increased in 2008 compared to the prior year due to interest on a Black Lung excise tax refund. In addition, we recognized a full year of interest income on notes receivable that resulted from the sale of coal reserves in the first half of 2007.
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
     Noncontrolling Interest
     We acquired an effective controlling interest in KE Ventures, LLC during the first quarter of 2006, and began consolidating KE Ventures, LLC in our results in 2006. The portion of earnings that represents the interests of the noncontrolling owners was deducted from our net income (loss) to determine net income (loss) attributable to Patriot. The noncontrolling interest recorded in 2007 represented the share of KE Ventures, LLC earnings in which the noncontrolling holders were entitled to participate. In the fourth quarter of 2007, we increased our ownership in KE Ventures, LLC to 100%.
     Effect of Noncontrolling Interest Purchase Arrangement
     At the spin-off, the noncontrolling interest holders of KE Ventures, LLC held an option that could require Patriot to purchase the remaining 18.5% of KE Ventures, LLC upon a change in control. Upon the spin-off from Peabody, the noncontrolling owners of KE Ventures, LLC exercised this option, and we acquired the remaining noncontrolling interest in KE Ventures, LLC on November 30, 2007 for $33.0 million. Because the option requiring Patriot to purchase KE Ventures, LLC is considered a mandatorily redeemable instrument outside of our control, amounts paid to the noncontrolling interest holders in excess of carrying value of the noncontrolling interest in KE Ventures, LLC, or $15.7 million, was reflected as an increase in net loss attributable to common stockholders in 2007. This obligation was fully redeemed as of December 31, 2007.
Outlook
     Market
     Market indicators are showing signs of increased strength in the metallurgical and thermal coal markets. Asian economies are recovering rapidly and are importing metallurgical coal at a robust pace. Idled steel mill capacity is being restarted around the globe. European and Brazilian metallurgical markets are poised to expand further, while U.S. steel markets have stabilized. Although U.S. coal producers have not historically shipped large quantities of metallurgical coal to Asia, increased demand in Asian markets could begin to pull more U.S. coal to Asian destinations.
     Demand for thermal coal has increased and inventory levels have begun to decline as a result of higher natural gas prices, coupled with the extremely cold temperatures experienced in the U.S. during December 2009 and January 2010. Additionally, colder temperatures have also begun to draw down natural gas inventories. Because of surface mine permitting issues and more extensive safety regulations and inspections, as well as more difficult geology, Central Appalachia may be the first U.S. coal basin to come into balance as thermal coal markets continue to strengthen. Improving domestic and world economies will result in higher industrial production and electricity usage, which should result in higher thermal coal demand and decreased thermal coal inventories both in the U.S. and overseas.

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
     Potential legislation, regulation, treaties and accords at the local, state, federal and international level have created uncertainty and could have a significant impact on our customers, demand for coal and our future operational and financial results. For example, increased scrutiny of surface mining permits could cause production delays in the future. The lack of proven technology to meet selenium discharge standards creates uncertainty as to the future costs of water treatment to comply with mining permits. The regulation of carbon dioxide and other greenhouse gases emissions could have an adverse effect on the financial condition of our customers and significantly impact the demand for coal. See Item 1A. Risk Factors for expanded discussion of these factors.
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
     We performed a comprehensive strategic review of our mining complexes and their relative cost structures in conjunction with the Magnum acquisition. As a result, we idled our Jupiter mining complex effective December 31, 2008 and the Remington complex effective March 31, 2009. Additionally, we implemented a Management Action Plan in early 2009 in response to the weakened coal markets. In January 2009, we announced the idling of our Black Oak mine. On April 2, 2009, we announced additional contract mine suspensions, the deferral of the opening of the Blue Creek complex and the cancellation of certain operating shifts at various mining complexes. In addition, on August 3, 2009, we announced the suspension of our Samples surface mine due to its higher cost structure relative to our other operations.
     Both our Federal and Panther longwalls encountered some adverse geologic conditions in 2009, but significantly less than the difficulties encountered in 2008. The improved production in 2009 reflects the benefits of mine plan adjustments made in late 2008 to minimize the impact of difficult geology. In the third quarter of 2009, significant upgrades were made to certain components of the Panther longwall mining equipment. Both of the longwalls were performing well by the end of 2009. In the fourth quarter of 2009, Federal had its best production quarter in 2009 and Panther had its best quarter since the Magnum acquisition.
     On February 22, 2010, we announced that active mining operations at our Federal mine in northern West Virginia were temporarily suspended upon discovering potentially adverse atmospheric conditions on February 18, 2010, in an abandoned area of the mine. We are currently conducting additional testing and working with the U.S. Department of Labor, Mine Safety & Health Administration to develop a plan to address this issue so that active mining operations can resume, the timing of which is currently uncertain. The Federal mine complex historically accounts for between 10% and 20% of our Segment Adjusted EBITDA.
     We anticipate 2010 sales volume in the range of 33 to 35 million tons. This includes metallurgical coal sales of at least 6.5 million tons. We are targeting higher metallurgical coal volumes in 2010 from existing operations as a result of the strengthening market. As of December 31, 2009 our total unpriced planned production for 2010 was approximately 4 to 6 million tons.
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

     Employee-Related Liabilities
     We have significant long-term liabilities for our employees’ postretirement benefit costs and workers’ compensation obligations. Detailed information related to these liabilities is included in Notes 18 and 20 to our consolidated financial statements. Expense for the year ended December 31, 2009 for these liabilities totaled $123.8 million, while payments were $93.2 million.
     Postretirement benefits and certain components of our workers’ compensation obligations are actuarially determined, and we use various actuarial assumptions, including the discount rate and future cost trends, to estimate the costs and obligations for these items. The discount rate is determined by utilizing a hypothetical bond portfolio model which approximates the future cash flows necessary to service our liabilities. We make assumptions related to future trends for medical care costs in the estimates of retiree healthcare and work-related injuries and illness obligations. Our medical trend assumption is developed by annually examining the historical trend of our cost per claim data.
     If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Moreover, regulatory changes could increase our obligation to satisfy these or additional obligations. Our most significant employee liability is postretirement healthcare. Assumed discount rates and healthcare cost trend rates have a significant effect on the expense and liability amounts reported for postretirement healthcare plans. Below we have provided two separate sensitivity analyses to demonstrate the significance of these assumptions in relation to reported amounts.
     Healthcare cost trend rate:

	+1.0%	-1.0%
	(Dollars in thousands)
Effect on total service and interest cost components	$9,306	$(7,758)
Effect on (gain)/loss amortization component	30,011	(25,951)
Effect on total postretirement benefit obligation	160,756	(138,189)
     Discount rate:

	+0.5%	-0.5%
	(Dollars in thousands)
Effect on total service and interest cost components	$898	$(1,193)
Effect on (gain)/loss amortization component	(7,672)	7,829
Effect on total postretirement benefit obligation	(76,052)	81,034
     Asset Retirement Obligations
     Our asset retirement obligations (also referred to as reclamation) primarily consist of spending estimates for surface land reclamation and support facilities at both underground and surface mines in accordance with federal and state reclamation laws as defined by each mining permit. Asset retirement obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage, the timing of these cash flows, and a credit-adjusted, risk-free rate. As changes in estimates occur (such as mine plan revisions, changes in estimated costs, or changes in timing of the reclamation activities), the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different than currently estimated. Moreover, regulatory changes could increase our obligation to perform reclamation and mine closing activities. Asset retirement obligation expense for the year ended December 31, 2009, was $29.5 million, and payments totaled $13.4 million. See detailed information regarding our asset retirement obligations in Note 17 to our consolidated financial statements. Asset retirement obligations are included in “Reclamation and remediation obligation expense” in our consolidated statements of operations.
     Remediation Obligations
     Our remediation obligations primarily consist of the estimated liability for water treatment in order to comply with selenium effluent limits included in certain mining permits. This liability reflects the discounted estimated costs of the treatment systems to be installed and maintained with the goal of meeting the requirements of current court orders, consent decrees and mining permits. This estimate was prepared considering the dynamics of current legislation, capabilities of currently available technology and our planned remediation strategy. The exact amount of our assumed liability is uncertain due to the fact there is no proven technology to remediate our existing selenium discharges in excess of allowable limits to meet current permit standards. If technology becomes available that meets permit standards or if the standards change in the future, our actual cash expenditures and costs that we incur could be materially different than currently estimated. Remediation obligation expense for the year ended December 31, 2009 was $5.6 million and payments totaled $5.5 million. See detailed information regarding our remediation obligations in Note 6 to our consolidated financial statements. Remediation obligations are included in “Reclamation and remediation obligation expense” in our consolidated statements of operations.

     Income Taxes
     Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. In addition, deferred tax assets are reduced by a valuation allowance if it is “more likely than not” that some portion or the entire deferred tax asset will not be realized. In our annual evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period this determination is made. As of December 31, 2009 and 2008, we maintained a full valuation allowance against our net deferred tax assets.
     Uncertain tax positions taken on previously filed tax returns or expected to be taken on future tax returns are reflected in the measurement of current and deferred taxes. The initial recognition process is a two-step process with a recognition threshold step and a step to measure the benefit. A tax benefit is recognized when it is “more likely than not” of being sustained upon audit based on the merits of the position. The second step is to measure the appropriate amount of the benefit to be recognized based on a best estimate measurement of the maximum amount which is more likely than not to be realized. As of December 31, 2009 and 2008, the unrecognized tax benefits are immaterial, and if recognized would not currently affect our effective tax rate as any recognition would be offset with a valuation allowance. We do not expect any significant increases or decreases to unrecognized tax benefits within twelve months of this reporting date.
     Additional detail regarding how we account for income taxes and the effect of income taxes on our consolidated financial statements is available in Note 14.
     Revenue Recognition
     In general, we recognize revenues when they are realizable and earned. We generated substantially all of our revenues in 2009 from the sale of coal to our customers. Revenues from coal sales are realized and earned when risk of loss passes to the customer. Coal sales are made to our customers under the terms of coal supply agreements, most of which have a term of one year or more. Under the typical terms of these coal supply agreements, risk of loss transfers to the customer at the mine or port, where coal is loaded to the rail, barge, ocean-going vessel, truck or other transportation source that delivers coal to its destination.
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
     Derivatives
     We utilize derivative financial instruments to manage exposure to certain commodity prices. Authoritative guidance requires the recognition of derivative financial instruments at fair value in the consolidated balance sheets. For derivatives that are not designated as hedges, the periodic change in fair value is recorded directly to earnings. For derivative instruments that qualify and are designated by us as cash flow hedges, the periodic change in fair value is recorded to “Accumulated other comprehensive loss” until the contract settles or the relationship ceases to qualify for hedge accounting. In addition, if a portion of the change in fair value for a cash flow hedge is deemed ineffective during a reporting period, the ineffective portion of the change in fair value is recorded directly to earnings. We entered into heating oil swap contracts to manage our exposure to diesel fuel prices. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges.
     Share-Based Compensation
     We have an equity incentive plan for employees and eligible non-employee directors that allows for the issuance of share-based compensation in the form of restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, performance awards, restricted stock units and deferred stock units. We utilize the Black-Scholes option pricing model to determine the fair value of stock options and an applicable lattice pricing model to determine the fair value of certain market-based performance awards. Determining the fair value of share-based awards requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and a risk-free interest rate. Judgment is also required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

     Impairment of Long-Lived Assets
     Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets under various assumptions are less than the carrying amounts of those assets. Impairment losses are measured by comparing the estimated fair value of the impaired asset to its carrying amount. An impairment charge was recorded at December 31, 2009 related to certain infrastructure and thermal coal reserves near our Rocklick complex that were deemed uneconomical to mine.
     Business Combinations
     We account for business acquisitions using the purchase method of accounting. Under this method of accounting, the purchase price is allocated to the fair value of the net assets acquired. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including, but not limited to, assumptions with respect to future cash flows, discount rates and asset lives.
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
     Net cash provided by operating activities was $39.6 million for the year ended December 31, 2009, a decrease of $23.8 million compared to the prior year. This decrease in net cash provided by operating activities related to the use of working capital of $105.2 million, offset by improved operating results of $81.4 million.
     Net cash used in investing activities was $77.6 million for the year ended December 31, 2009, a decrease of $61.1 million compared to cash used in investing activities of $138.7 million in the prior year. The decrease in cash used reflected lower capital expenditures of $43.1 million, a decrease of cash used for investment in joint ventures of $16.4 million and higher cash proceeds from notes receivable of $11.0 million, partially offset by a decrease in net cash acquired from acquisitions of $11.4 million.
     Net cash provided by financing activities was $62.2 million for the year ended December 31, 2009, a decrease of $9.9 million compared to the prior year. The decrease in cash provided by financing activities reflected a $46.0 million change in short-term borrowings on our credit facility and a decrease of $200.0 million in gross proceeds from the convertible note received in 2008. These decreases were partially offset by the $89.1 million in net proceeds from the equity offering in 2009 and the termination of Magnum’s debt facility in 2008 for $136.8 million.
     On June 16, 2009, we completed a public offering of 12 million shares of our common stock in a registered public offering under our shelf registration at $7.90 per share. The net proceeds from the sale of shares, after deducting fees and commissions, were $89.1 million. The proceeds were used to repay the outstanding balance on our revolving credit facility, with the remainder used for general corporate purposes.
     Credit Facility
     Effective October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility, subsequently amended for the Magnum acquisition and the issuance of the convertible notes. In July 2009, we increased our revolving credit facility by $22.5 million, bringing the total credit facility to $522.5 million. This facility is available for our working capital requirements, capital expenditures and other corporate purposes. As of December 31, 2009, the balance of outstanding letters of credit issued against the credit facility totaled $352.1 million. As of December 31, 2008, the balance of outstanding letters of credit issued against the credit facility totaled $350.8 million, and $23.0 million short-term borrowings were outstanding under the sub-facility. The weighted-average effective interest rate of the sub-facility was 3.99% as of December 31, 2008. There were no short-term borrowings outstanding as of December 31, 2009. Availability under the credit facility was $170.4 million and $126.2 million as of December 31, 2009 and 2008, respectively.

     The obligations under our credit facility are secured by a first lien on substantially all of our assets, including but not limited to certain of our mines and coal reserves and related fixtures. The credit facility contains certain customary covenants, including financial covenants limiting our total indebtedness (maximum leverage ratio of 2.75) and requiring minimum EBITDA (as defined in the credit facility) coverage of interest expense (minimum interest coverage ratio of 4.0), as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants. The terms of the credit facility also contain certain customary events of default, which gives the lenders the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.
     In connection with the merger agreement with Magnum, we entered into an amendment dated as of April 2, 2008 to the credit facility. The amendment among other things, (i) permitted the merger with Magnum and the transactions contemplated by the merger agreement, (ii) increased the rate of interest applicable to loans and letters of credit fees under the credit facility and (iii) modified certain covenants and related definitions to allow for changes in permitted indebtedness, permitted liens, permitted capital expenditures and other changes in respect of Patriot and its subsidiaries in connection with the acquisition. The increase in the interest rate and the covenant modifications were effective with the closing of the acquisition. In connection with our issuance of the convertible notes discussed below, we entered into an amendment to the credit facility dated as of May 19, 2008, allowing the issuance of the convertible notes and modifying certain covenants for the period prior to the closing of the Magnum acquisition. On September 25, 2008, we entered into an amendment to the credit facility allowing, among other things, an increase to the permitted securitization programs without adjusting the capacity of the credit facility. At December 31, 2009 we were in compliance with the covenants of our amended credit facility.
     Private Convertible Notes Issuance
     On May 28, 2008, we completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013 (the notes), including $25 million related to the underwriters’ overallotment option. The net proceeds of the offering were $193.5 million after deducting the initial purchasers’ commissions and fees and expenses of the offering. As discussed in Note 3, we adopted authoritative guidance related to accounting for convertible debt effective January 1, 2009, with retrospective application to the issuance date of these convertible notes. We utilized an interest rate of 8.85% to reflect the nonconvertible market rate of our offering upon issuance, which resulted in a $44.7 million discount to the convertible note balance and an increase to “Additional paid-in capital” to reflect the value of the conversion feature. The nonconvertible market interest rate was based on an analysis of similar securities trading in the market at the pricing date of the issuance, taking into account company specific data such as credit spreads and implied volatility. In addition, we allocated the financing costs related to the issuance of the convertible instruments between the debt and equity components. The debt discount is amortized over the contractual life of the convertible notes, resulting in additional interest expense above the contractual coupon amount.
     At December 31, 2008, the principal amount of the convertible notes of $200.0 million was adjusted for the debt discount of $40.4 million, resulting in a long-term convertible note balance of $159.6 million. At December 31, 2009, the debt discount was $32.5 million, resulting in a long-term convertible note balance of $167.5 million. For the year ended December 31, 2009, interest expense for the convertible notes was $14.4 million, which included debt discount amortization of $7.8 million. For the year ended December 31, 2008, interest expense for the convertible notes was $8.2 million, which included debt discount amortization of $4.2 million.
     Interest on the notes is payable semi-annually in arrears on May 31 and November 30 of each year. The notes mature on May 31, 2013, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The notes are senior unsecured obligations and rank equally with all of our existing and future senior debt and are senior to any subordinated debt. We used the proceeds of the offering to repay Magnum’s existing senior secured indebtedness and acquisition related fees and expenses. All remaining amounts were used for other general corporate purposes.
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
     The notes require us to settle all conversions by paying cash for the lesser of the principal amount or the conversion value of the notes, and by settling any excess of the conversion value over the principal amount in cash or shares, at our option.

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
     Holders of the notes may require us to repurchase all or a portion of our notes upon a fundamental change in our business, as defined in the indenture. The holders would receive cash for 100% of the principal amount of the notes, plus any accrued and unpaid interest.
     Patriot may redeem (i) some or all of the notes at any time on or after May 31, 2011, but only if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide the relevant notice of redemption exceeds 130% of the conversion price in effect on each such trading day, or (ii) all of the notes if at any time less than $20 million in aggregate principal amount of notes remain outstanding. In both cases, notes will be redeemed for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to, but excluding, the relevant redemption date.
     Under the indenture for the notes, if we fail to timely file any document or report required to be filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (other than reports on Form 8-K), we are required to pay additional interest on the notes of 0.50% of the principal balance of the notes. This additional interest feature is considered an embedded derivative. Management has determined the fair value of this embedded derivative is de minimis as the probability of reports not being filed timely is remote and we have no history of late submissions.
     The notes and any shares of common stock issuable upon conversion have not been registered under the Securities Act of 1933, as amended (the Securities Act), or any state securities laws. The notes were only offered to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act.
     Bridge Loan Facility
     In connection with the Magnum acquisition agreement, we obtained a subordinated bridge loan financing commitment, allowing us to draw up to $150 million under the related bridge loan facility at the effective date of the acquisition to repay a portion of the outstanding debt of Magnum. We terminated the financing commitment on May 30, 2008, as a result of the issuance of the convertible notes. We recognized $1.5 million in commitment fees in connection with the financing commitment, which were included in “Interest expense” in the consolidated statements of operations.
     Promissory Notes
     In conjunction with an exchange transaction involving the acquisition of Illinois Basin coal reserves in 2005, we entered into promissory notes. Annual installments of $1.7 million on the promissory notes for principal and interest were payable beginning in January 2008 and run through January 2017. At December 31, 2009, the balance on the promissory notes was $10.5 million, $1.0 million of which was a current liability.
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

Contractual Obligations

	Payments Due by Year as of December 31, 2009
	Within 1			After 5
	Year	2-3 Years	4-5 Years	Years
	(Dollars in thousands)

Long-term debt obligations (principal and cash interest)	$17,468	$24,159	$213,850	$20,700
Operating lease obligations	40,443	59,218	18,630	419
Coal reserve lease and royalty obligations	28,191	43,612	36,984	145,283
Other long-term liabilities (1)	122,467	294,201	277,839	1,392,335

Total contractual cash obligations	$208,569	$421,190	$547,303	$1,558,737

(1) Represents long-term liabilities relating to our postretirement benefit plans, work-related injuries and illnesses and mine reclamation and remediation and end-of-mine closure costs.
     As of December 31, 2009, we had $24.9 million of purchase obligations for capital expenditures. Total capital expenditures for 2010 are expected to range from $100 million to $125 million.
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
     We have used a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, postretirement benefits and lease obligations as follows as of December 31, 2009:

			Workers’	Retiree
	Reclamation	Lease	Compensation	Health
	Obligations	Obligations	Obligations	Obligations	Other(1)	Total
	(Dollars in thousands)

Surety bonds	$135,986	$-	$44	$-	$16,786	$152,816
Letters of credit	85,184	10,287	201,034	50,487	5,142	352,134
Third-party guarantees	-	-	-	-	1,819	1,819

	$221,170	$10,287	$201,078	$50,487	$23,747	$506,769

(1)	Includes collateral for surety companies and bank guarantees, road maintenance and performance guarantees.
     As of December 31, 2009, Arch held surety bonds of $93.3 million related to properties acquired by Patriot in the Magnum acquisition, of which $91.7 million related to reclamation. As a result of the acquisition, Patriot is required to post letters of credit in Arch’s favor for the amount of the accrued reclamation liabilities no later than February 2011.
     Peabody guarantees certain of our workers’ compensation obligations which totaled $152.1 million at December 31, 2009, with the U.S. Department of Labor (DOL). We will be required to either post letters of credit in Peabody’s favor if Peabody continues to guarantee this obligation or post our own surety directly with the DOL by July 2011.
     In relation to an exchange transaction involving the acquisition of Illinois Basin coal reserves in 2005, we guaranteed bonding for a partnership in which we formerly held an interest. The aggregate amount that we guaranteed was $2.8 million and the fair value of the guarantee recognized as a liability was $0.3 million as of December 31, 2009. Our obligation under the guarantee extends to September 2015.
     In connection with the spin-off, Peabody assumed certain of Patriot’s retiree healthcare liabilities. The present value of these liabilities totaled $665.0 million as of December 31, 2009. These liabilities included certain obligations under the Coal Act for which Peabody and Patriot are jointly and severally liable, obligations under the 2007 NBCWA for which we are secondarily liable, and obligations for certain active, vested employees of Patriot.

Newly Adopted Accounting Pronouncements
     FASB Accounting Standards Codification
     In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards CodificationTM (Codification) which has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. Consistent with the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standard Updates. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     Debt
     In May 2008, the FASB issued authoritative guidance which changed the accounting for our convertible notes, specifying that issuers of convertible debt instruments that may settle in cash upon conversion must bifurcate the proceeds from the debt issuance between debt and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The equity component reflects the value of the conversion feature of the notes. We adopted this authoritative guidance effective January 1, 2009, with retrospective application to the issuance date of our convertible notes. See Note 15 for additional disclosures.
     Earnings Per Share
     In September 2008, the FASB issued authoritative guidance which states that instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share under the “two-class method.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We adopted this authoritative guidance effective January 1, 2009 with all prior period earnings per share data adjusted retrospectively. The calculations of earnings per share amounts presented in this report include all participating securities as required by this authoritative guidance.
     Business Combinations
     In December 2007, the FASB issued authoritative guidance regarding business combinations. The guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. The guidance also requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date to be measured at their acquisition-date fair values. This authoritative guidance is effective for any business combination with an acquisition date on or after January 1, 2009.
     Consolidation
     In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards for noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. A noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary is required to be displayed in the consolidated balance sheet as a separate component of equity, and the amount of net income attributable to the noncontrolling interest is required to be included in consolidated net income on the face of the consolidated statement of operations. In addition, this guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We adopted the provisions of this guidance effective January 1, 2009, with retrospective application to the periods presented in this report.

     Fair Value Measurements and Disclosures
     In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measures. This guidance clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. This guidance was effective for fiscal years beginning after November 15, 2007. We elected to implement the guidance with the one-year deferral permitted by subsequent guidance. The deferral applied to nonfinancial assets and liabilities measured at fair value in a business combination. As of January 1, 2009, we adopted the fair value guidance, including applying its provisions to nonfinancial assets and liabilities measured at fair value in a business combination. The adoption of this guidance did not change the valuation approach or materially change the purchase accounting for the Magnum acquisition, which was finalized in the second quarter of 2009.
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
     Pending Adoption of Recent Accounting Pronouncements
     Transfers of Financial Assets
     In June 2009, the FASB issued authoritative guidance regarding the accounting for transfers of financial assets which requires enhanced disclosures about the continuing risk exposure to a transferor because of its continuing involvement with transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of this guidance on our operating results, cash flows and financial condition.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
     The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 83% of our sales volume under coal supply agreements with terms of one year or more during 2009. As of December 31, 2009 our total unpriced planned production for 2010 was approximately 4 to 6 million tons.
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
     We have commodity risk related to our diesel fuel purchases. To manage this risk, we have entered into swap contracts with financial institutions. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. As of February 19, 2010, the notional amounts outstanding for these swaps included 14.0 million gallons of heating oil expiring throughout 2010 and 2.0 million gallons of heating oil expiring throughout 2011. We expect to purchase approximately 22 million gallons of diesel fuel annually. Aside from these hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $2.2 million.
Credit Risk
     A significant portion of our revenues is generated through sales to a marketing affiliate of Peabody, and we will continue to supply coal to Peabody on a contract basis as described above, so Peabody can meet its commitments under pre-existing customer agreements sourced from our operations. The pre-existing customer arrangement between Patriot and Peabody with the longest term will expire on December 31, 2012. Our remaining sales are made directly to electric utilities, industrial companies and steelmakers. Therefore, our concentration of credit risk is with Peabody, as well as electric utilities and steelmakers.

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
     Additionally, as of December 31, 2009, we had $142.4 million in notes receivable outstanding from a single counterparty, arising out of the sale of coal reserves and surface land. Each of these notes contains a cross-collaterization provision secured primarily by the underlying coal reserves and surface land.
Item 8. Financial Statements and Supplementary Data.
     See Part IV, Item 15 of this report for information required by this Item.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the CEO and the CFO have each concluded that our disclosure controls and procedures were designed, and were effective, to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
     There have not been any significant changes in our internal control over financial reporting identified during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
     Our Independent Registered Public Accounting Firm, Ernst & Young LLP, has audited our internal control over financial reporting, as stated in their unqualified opinion report included herein.

/s/ Richard M. Whiting
Richard M. Whiting
Chief Executive Officer

February 24, 2010

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
     Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
     Our Independent Registered Public Accounting Firm, Ernst & Young LLP, has audited our internal control over financial reporting, as stated in their unqualified opinion report included herein.

/s/ Mark N. Schroeder
Mark N. Schroeder
Chief Financial Officer

February 24, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Patriot Coal Corporation
We have audited Patriot Coal Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patriot Coal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Patriot Coal Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patriot Coal Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 24, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
February 24, 2010

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
     As required by Item 201(d) of Regulation S-K, the following table provides information regarding our equity compensation plans as of December 31, 2009:
     Equity Compensation Plan Information

	(a)		Number of Securities
	Number of Securities		Remaining Available
	to be Issued	Weighted-Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	4,411,783	$15.92	788,217
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	4,411,783	$15.92	788,217

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
     The following consolidated financial statements of Patriot Coal Corporation are included herein on the pages indicated:
     (2)   Financial Statement Schedule.
     The following financial statement schedule of Patriot Coal Corporation is at the page indicated:

Page

Valuation and Qualifying Accounts	F-47
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
Date: February 24, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD M. WHITING Richard M. Whiting	Chief Executive Officer and Director (principal executive officer)	February 24, 2010

/s/ MARK N. SCHROEDER Mark N. Schroeder	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 24, 2010

/s/ IRL F. ENGELHARDT	Chairman of the Board and Director	February 24, 2010

Irl F. Engelhardt

/s/ J. JOE ADORJAN	Director	February 24, 2010

J. Joe Adorjan

/s/ B. R. BROWN	Director	February 24, 2010

B. R. Brown

/s/ JOHN F. ERHARD	Director	February 24, 2010

John F. Erhard

/s/ MICHAEL P. JOHNSON	Director	February 24, 2010

Michael P. Johnson

/s/ JOHN E. LUSHEFSKI	Director	February 24, 2010

John E. Lushefski

/s/ MICHAEL M. SCHARF	Director	February 24, 2010

Michael M. Scharf

/s/ ROBB E. TURNER	Director	February 24, 2010

Robb E. Turner

/s/ ROBERT O. VIETS	Director	February 24, 2010

Robert O. Viets

Exhibit No.	Description of Exhibit
2.1	Separation Agreement, Plan of Reorganization and Distribution, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

2.2	Agreement and Plan of Merger, dated as of April 2, 2008, by and among Magnum Coal Company, Patriot Coal Corporation, Colt Merger Corporation, and ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as Stockholder Representative (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

4.1	Rights Agreement, dated October 22, 2007, between Patriot Coal Corporation and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

4.3	First Amendment to Rights Agreement, dated as of April 2, 2008, to the Rights Agreement, dated as of October 22, 2007 between Patriot Coal Corporation and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

4.4	Indenture dated as of May 28, 2008, by and between Patriot Coal Corporation, as Issuer, and U.S. Bank National Association, as trustee (including form of 3.25% Convertible Senior Notes due 2013) (Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 29, 2008).

10.1	Tax Separation Agreement, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.2	Employee Matters Agreement, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.3	Coal Act Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.4	NBCWA Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC, Peabody Coal Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.5	Salaried Employee Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC, Peabody Coal Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.6	Administrative Services Agreement, dated October 22, 2007, between Patriot Coal Corporation, Peabody Holding Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.7	Master Equipment Sublease Agreement, dated October 22, 2007, between Patriot Leasing Company LLC and PEC Equipment Company, LLC (Incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.8	Software License Agreement, dated October 22, 2007, between Patriot Coal Corporation and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

Exhibit No.	Description of Exhibit
10.9	Throughput and Storage Agreement, dated October 22, 2007, among Peabody Terminals, LLC, James River Coal Terminal, LLC and Patriot Coal Sales LLC (Incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.10	Conveyance and Assumption Agreement, dated October 22, 2007, among PEC Equipment Company, LLC, Central States Coal Reserves of Indiana, LLC, Central States Coal Reserves of Illinois, LLC, Cyprus Creek Land Company and Peabody Coal Company, LLC (Incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.11	Amendment No. 1 to the Separation Agreement, Plan of Reorganization and Distribution, dated November 1, 2007, between Peabody Energy Corporation and Patriot Coal Corporation. (Incorporated by reference to Exhibit 10.42 of the Registrant’s Current Report on Form 10-K, filed on March 14, 2008).

10.12	Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES II, LLC (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.13	Amendment 1 to Coal Supply Agreement between Patriot Coal LLC and COALSALES II LLC, dated March 28, 2008. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q, filed on May 14, 2008).

10.14	Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES LLC (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.15	Master Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES LLC (Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.16	Amendment 1 to Master Coal Supply Agreement between Patriot Coal Sales LLC and COALSALES LLC, dated February 26, 2008. (Incorporated by reference to Exhibit 10.43 of the Registrant’s Current Report on Form 10-K, filed on March 14, 2008).

10.17	Master Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES II LLC (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.18	Amendment 1 to Master Coal Supply Agreement between Patriot Coal Sales LLC and COALSALES II LLC, dated February 26, 2008. (Incorporated by reference to Exhibit 10.44 of the Registrant’s Current Report on Form 10-K, filed on March 14, 2008).

10.19	Master Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALTRADE INTERNATIONAL, LLC (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.20	Amendment 1 to Master Coal Supply Agreement between Patriot Coal Sales LLC and COALTRADE International LLC, dated February 26, 2008. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Current Report on Form 10-K, filed on March 14, 2008).

10.21	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and J. Joe Adorjan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.22	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and B. R. Brown (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.23	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and John E. Lushefski (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.24	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Michael M. Scharf (Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

Exhibit No.	Description of Exhibit
10.25	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Robert O. Viets (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.26	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and Robb E. Turner (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

10.27	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and John E. Erhard (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

10.28	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and Michael P. Johnson (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

10.29	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.30	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.31	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Richard M. Whiting (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.32	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Richard M. Whiting (Incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.33	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Mark N. Schroeder (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.34	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Mark N. Schroeder (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.35	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Charles A. Ebetino, Jr. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.36	Amendment to Employment Agreement between Patriot Coal Corporation and Charles A. Ebetino, Jr. (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 6, 2009).

10.37	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Joseph W. Bean (Incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.38	Amendment to Employment Agreement between Patriot Coal Corporation and Joseph W. Bean (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 6, 2009).

10.39	Employment Agreement, made and entered into as of May 8, 2008, by and between Paul H. Vining and Patriot Coal Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 13, 2008).

10.40	Letter Agreement between Arclight Energy Partners Fund I, L.P., Arclight Energy Partners Fund II, L.P. and Paul Vining dated August 7, 2009. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q, filed on August 7, 2009).

10.41	Patriot Coal Corporation Credit Agreement, dated October 31, 2007, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on October 31, 2007).

Exhibit No.	Description of Exhibit
10.42	Patriot Coal Corporation Pledge and Security Agreement, dated October 31, 2007, among Patriot Coal Corporation, certain subsidiaries of Patriot Coal Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on October 31, 2007).

10.43	Amendment No. 1, dated as of April 2, 2008, to the Credit Agreement dated as of October 31, 2007, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and the lenders party thereto (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.44	Amendment No. 2, dated as of May 19, 2008, to the Credit Agreement dated as of October 31, 2007, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and the lenders party thereto. (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 23, 2008).

10.45	Amendment No. 3, dated as of September 25, 2008, to the Credit Agreement dated as of October 31, 2007, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and the lenders party thereto. (Incorporated by reference to the Registrant’s Current Report on Form 10-Q, filed on November 13, 2008)

10.46	Form of Registration Rights Agreement among Patriot Coal Corporation, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.47	Bridge Facility Commitment Letter dated April 2, 2008, among Patriot Coal Corporation, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.48	Form of Support Agreement, dated as of April 2, 2008, between Patriot Coal Corporation and certain stockholders of Magnum Coal Company (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 8, 2008).

10.49	Voting and Standstill Agreement, dated as of April 2, 2008, among Patriot Coal Corporation, the stockholders whose names appear on the signature page thereto, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as stockholder representative (Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated April 8, 2008).

10.50	Purchase Agreement, dated May 21, 2008 by and among Patriot Coal Corporation and Citigroup Global Markets Inc. and Lehman Brothers Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 23, 2008).

10.51	Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.52	Patriot Coal Corporation Management Annual Incentive Compensation Plan (Incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.53	Form of Non-Qualified Stock Option Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on October 29, 2007).

10.54	Form of Restricted Stock Unit Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on October 29, 2007).

10.55	Form of Restricted Stock Award Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on October 29, 2007).

10.56	Form of Restricted Stock Award Agreement for use in connection with awards under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on January 4, 2010).

10.57	Form of Deferred Stock Unit Award Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed on October 29, 2007).

Exhibit No.	Description of Exhibit
10.58	Form of Performance-Based Restricted Stock Units Award Agreement for use in connection with awards under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 30, 2009).

10.59	Form of Non-Qualified Stock Option Agreement for use in connection with awards under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 30, 2009).

10.60	Patriot Coal Corporation 401(k) Retirement Plan (Incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.61	Patriot Coal Corporation Supplemental 401(k) Retirement Plan (Incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007).

10.62	Patriot Coal Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.18 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.63*	First Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan.

10.64*	Second Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan.

10.65*	Third Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan.

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Financial Officer.

99.1	Patriot Coal Corporation Rights Adjustment Certificate dated July 28, 2008 (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

*	Filed herewith.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Patriot Coal Corporation
          We have audited the accompanying consolidated balance sheets of Patriot Coal Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot Coal Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
          As discussed in Note 3 to the consolidated financial statements, the Company retrospectively applied certain adjustments with the adoption of amended guidance related to convertible debt instruments that may settle in cash upon conversion, noncontrolling interests, and participating securities in the determination of earnings per share.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patriot Coal Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
St. Louis, Missouri
February 24, 2010

PATRIOT COAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except share and per share data)

Revenues
Sales	$1,995,667	$1,630,873	$1,069,316
Other revenues	49,616	23,749	4,046

Total revenues	2,045,283	1,654,622	1,073,362
Costs and expenses
Operating costs and expenses	1,893,021	1,608,661	1,109,252
Depreciation, depletion and amortization	205,339	125,356	85,640
Reclamation and remediation obligation expense	35,116	19,260	20,144
Sales contract accretion	(298,572)	(279,402)	-
Restructuring and impairment charge	20,157	-	-
Selling and administrative expenses	48,732	38,607	45,137
Net gain on disposal or exchange of assets	(7,215)	(7,004)	(81,458)

Operating profit (loss)	148,705	149,144	(105,353)
Interest expense	38,108	23,648	8,337
Interest income	(16,646)	(17,232)	(11,543)

Net income (loss)	127,243	142,728	(102,147)
Net income attributable to noncontrolling interest	-	-	4,721

Net income (loss) attributable to Patriot	127,243	142,728	(106,868)
Effect of noncontrolling interest purchase arrangement	-	-	(15,667)

Net income (loss) attributable to common stockholders	$127,243	$142,728	$(122,535)

Weighted average shares outstanding:
Basic	84,660,998	64,080,998	53,511,478
Effect of dilutive securities	763,504	544,913	34,638

Diluted	85,424,502	64,625,911	53,546,116

Basic earnings per share:
Net income (loss) attributable to Patriot	$1.50	$2.23	$(2.00)
Effect of noncontrolling interest purchase arrangement	-	-	(0.29)

Net income (loss) attributable to common stockholders	$1.50	$2.23	$(2.29)

Diluted earnings per share:
Net income (loss) attributable to Patriot	$1.49	$2.21	$(2.00)
Effect of noncontrolling interest purchase arrangement	-	-	(0.29)

Net income (loss) attributable to common stockholders	$1.49	$2.21	$(2.29)

PATRIOT COAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$27,098	$2,872
Accounts receivable and other, net of allowance for doubtful accounts of $141 and $540 at December 31, 2009 and 2008, respectively	188,897	163,556
Inventories	81,188	80,953
Below market purchase contracts acquired	694	8,543
Prepaid expenses and other current assets	13,672	12,529

Total current assets	311,549	268,453
Property, plant, equipment and mine development
Land and coal interests	2,864,225	2,652,224
Buildings and improvements	396,449	390,119
Machinery and equipment	631,615	658,699
Less accumulated depreciation, depletion and amortization	(731,035)	(540,366)

Property, plant, equipment and mine development, net	3,161,254	3,160,676
Notes receivable	109,137	131,066
Investments and other assets	36,223	62,125

Total assets	$3,618,163	$3,622,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$8,042	$28,170
Trade accounts payable and accrued expenses	406,351	413,790
Below market sales contracts acquired	150,441	324,407

Total current liabilities	564,834	766,367
Long-term debt, less current maturities	197,951	176,123
Asset retirement obligations	244,518	224,180
Workers’ compensation obligations	193,719	188,180
Accrued postretirement benefit costs	1,169,981	1,003,254
Obligation to industry fund	42,197	42,571
Below market sales contracts acquired, noncurrent	156,120	316,707
Other noncurrent liabilities	113,349	64,757

Total liabilities	2,682,669	2,782,139
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized; 90,319,939 and 77,383,199 shares issued and outstanding at December 31, 2009 and 2008, respectively)	903	774
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding at December 31, 2009 and December 31, 2008)	-	-
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and 2008)	-	-
Additional paid-in capital	947,159	842,323
Retained earnings	236,608	109,365
Accumulated other comprehensive loss	(249,176)	(112,281)

Total stockholders’ equity	935,494	840,181

Total liabilities and stockholders’ equity	$3,618,163	$3,622,320

PATRIOT COAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash Flows From Operating Activities
Net income (loss)	$127,243	$142,728	$(102,147)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	205,339	125,356	85,640
Sales contract accretion	(298,572)	(279,402)	-
Impairment charge	12,949	-	-
Net gain on disposal or exchange of assets	(7,215)	(7,004)	(81,458)
Stock-based compensation expense	13,852	8,778	1,299
Changes in current assets and liabilities:
Accounts receivable	(3,565)	60,699	(19,058)
Inventories	(6,530)	3,693	3,655
Other current assets	903	(1,498)	790
Accounts payable and accrued expenses	(38,867)	(5,697)	10,828
Interest on notes receivable	(14,030)	(13,113)	(10,013)
Reclamation and remediation obligations	14,988	12,719	4,473
Workers’ compensation obligations	4,470	(5,953)	6,654
Accrued postretirement benefit costs	26,248	15,577	22,264
Obligation to industry fund	(3,019)	(3,412)	7,286
Other, net	5,417	9,955	(9,912)

Net cash provided by (used in) operating activities	39,611	63,426	(79,699)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(78,263)	(121,388)	(55,594)
Additions to advance mining royalties	(16,997)	(11,981)	(3,964)
Investment in joint ventures	-	(16,365)	-
Cash acquired in business combination	-	21,015	-
Acquisitions	-	(9,566)	(47,733)
Proceeds from notes receivable	11,000	-	-
Proceeds from disposal or exchange of assets	5,513	2,077	29,426
Net change in receivables from former affiliates	-	-	132,586
Other	1,154	(2,457)	-

Net cash provided by (used in) investing activities	(77,593)	(138,665)	54,721

Cash Flows From Financing Activities
Proceeds from equity offering, net of costs	89,077	-	-
Short-term debt borrowings (payments)	(23,000)	23,000	-
Long-term debt payments	(5,905)	(2,684)	(8,358)
Convertible notes proceeds	-	200,000	-
Termination of Magnum debt facility	-	(136,816)	-
Contribution from former Parent	-	-	43,647
Deferred financing costs	-	(10,906)	(4,726)
Common stock issuance fees	-	(1,468)	-
Proceeds from employee stock purchases	2,036	1,002	-

Net cash provided by financing activities	62,208	72,128	30,563

Net increase (decrease) in cash and cash equivalents	24,226	(3,111)	5,585
Cash and cash equivalents at beginning of period	2,872	5,983	398

Cash and cash equivalents at end of period	$27,098	$2,872	$5,983

PATRIOT COAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
		Additional	Retained	Other	Former
	Common	Paid-in	Earnings	Comprehensive	Parent’s	Noncontrolling
	Stock	Capital	(Deficit)	Loss	Equity	Interest	Total
	(Dollars in thousands)
December 31, 2006	$-	$-	$-	$(322,121)	$(367,706)	$16,153	$(673,674)
Net loss	-	-	(33,363)	-	(73,505)	4,721	(102,147)
Increase in investment in KE Ventures, LLC from 74% to 100%	-	-	-	-	-	(19,825)	(19,825)
Dividends paid to noncontrolling interest in KE Ventures, LLC	-	-	-	-	-	(1,049)	(1,049)
Postretirement plans and workers’ compensation obligations (net of taxes of $0):
Changes in accumulated actuarial loss	-	-	-	91,709	-	-	91,709
Changes in prior service cost	-	-	-	(8,962)	-	-	(8,962)

Total comprehensive loss							(40,274)
Contributions from former Parent	-	-	-	-	13,647	-	13,647
Consummation of spin-off transaction on October 31, 2007	532	187,884	-	165,334	427,564	-	781,314
Stock-based compensation	-	1,299	-	-	-	-	1,299
Stock grants to employees	4	-	-	-	-	-	4

December 31, 2007	536	189,183	(33,363)	(74,040)	-	-	82,316
Net income	-	-	142,728	-	-	-	142,728
Postretirement plans and workers’ compensation obligations (net of taxes of $0):
Changes in accumulated actuarial loss	-	-	-	(27,866)	-	-	(27,866)
Changes in prior service cost	-	-	-	(680)	-	-	(680)
Unrealized loss on diesel fuel hedge	-	-	-	(9,695)	-	-	(9,695)

Total comprehensive income							104,487
Retrospective accounting adjustment:
Convertible note discount	-	44,656	-	-	-	-	44,656
Equity issuance costs	-	(1,462)	-	-	-	-	(1,462)
Issuance of 23,803,312 shares of common stock upon acquisition, net of issuance fees	238	600,166	-	-	-	-	600,404
Stock-based compensation	-	8,778	-	-	-	-	8,778
Employee stock purchases	-	1,002	-	-	-	-	1,002

December 31, 2008	774	842,323	109,365	(112,281)	-	-	840,181
Net income	-	-	127,243	-	-	-	127,243
Postretirement plans and workers’ compensation obligations (net of taxes of $0):
Changes in accumulated actuarial loss	-	-	-	(147,074)	-	-	(147,074)
Changes in prior service cost	-	-	-	(551)	-	-	(551)
Changes in diesel fuel hedge	-	-	-	10,730	-	-	10,730

Total comprehensive loss							(9,652)
Issuance of 12,000,000 shares of common stock from equity offering	120	88,957	-	-	-	-	89,077
Stock-based compensation	-	13,852	-	-	-	-	13,852
Employee stock purchases	3	2,033	-	-	-	-	2,036
Stock grants to employees	6	(6)	-	-	-	-	-

December 31, 2009	$903	$947,159	$236,608	$(249,176)	$-	$-	$935,494

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	Basis of Presentation
     Description of Business
     Effective October 31, 2007, Patriot Coal Corporation (we, our, Patriot or the Company) was spun-off from Peabody Energy Corporation (Peabody) and became a separate, public company traded on the New York Stock Exchange (symbol PCX). The spin-off from Peabody was accomplished through a dividend of all outstanding shares of Patriot.
     Patriot is engaged in the mining, preparation and sale of thermal coal, also known as steam coal, for sale primarily to electric utilities and metallurgical coal, for sale to steel mills and independent coke producers. Our mining complexes and coal reserves are located in the eastern and midwestern United States (U.S.), primarily in West Virginia and Kentucky.
     We acquired Magnum Coal Company (Magnum) effective July 23, 2008. Magnum was one of the largest coal producers in Appalachia, operating eight mining complexes with production from surface and underground mines and controlling more than 600 million tons of proven and probable coal reserves. See Note 6 for additional information about the acquisition.
     Basis of Presentation
     The consolidated financial statements include the accounts of Patriot and its majority-owned subsidiaries. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments; Appalachia and the Illinois Basin (see Note 24).
     The statements of operations and cash flows and related discussions for the year ended December 31, 2007 relate to our historical results and may not necessarily reflect what our results of operations and cash flows will be in the future or would have been as a stand-alone company. Upon the completion of the spin-off, our capital structure changed significantly. At the spin-off date, we entered into various operational agreements with Peabody, including certain on-going agreements that enhance both the financial position and cash flows of Patriot. Such agreements include the assumption by Peabody of certain retiree healthcare liabilities and the repricing of a major coal supply agreement to be more reflective of the then current market pricing for similar quality coal.
     Effective August 11, 2008, Patriot implemented a 2-for-1 stock split effected in the form of a 100% stock dividend. All share and per share amounts in these consolidated financial statements and related notes reflect this stock split, including share information related to the Convertible Senior Notes and the Magnum acquisition.
(2)	Summary of Significant Accounting Policies
     Sales
     Revenues from coal sales are realized and earned when risk of loss passes to the customer. Coal sales are made to customers under the terms of supply agreements, most of which are long-term (greater than one year). Under the typical terms of these coal supply agreements, title and risk of loss transfer to the customer at the mine, preparation plant or river terminal, where coal is loaded onto the rail, barge, truck or other transportation source that delivers coal to its destination. Shipping and transportation costs are generally borne by the customer. In relation to export sales, we hold inventories at port facilities where title and risk of loss do not transfer until the coal is loaded into an ocean-going vessel. We incur certain “add-on” taxes and fees on coal sales. Coal sales are reported including taxes and fees charged by various federal and state governmental bodies.
     Other Revenues
     Other revenues include payments from customer settlements, royalties related to coal lease agreements and farm income. During 2009, certain metallurgical and thermal customers requested shipment deferrals on committed tons. In certain situations, we agreed to release the customers from receipt of the tons in exchange for a cash settlement. During 2009, these cash settlements represented a significant portion of other revenue. Royalty income generally results from the lease or sublease of mineral rights to third parties, with payments based upon a percentage of the selling price or an amount per ton of coal produced. Certain agreements require minimum annual lease payments regardless of the extent to which minerals are produced from the leasehold, although revenue is only recognized on these payments as the mineral is mined. The terms of these agreements generally range from specified periods of 5 to 15 years, or can be for an unspecified period until all reserves are depleted.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Cash and Cash Equivalents
     Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.
     Accounts Receivable
     Accounts receivable are recorded at the invoiced amount and do not bear interest. Allowance for doubtful accounts was $141,000 and $540,000 at December 31, 2009 and 2008, respectively and reflects specific amounts for which the risk of collection has been identified based on the current economic environment and circumstances of which we are aware. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
     Property, Plant, Equipment and Mine Development
     Property, plant, equipment and mine development are recorded at cost, or at fair value in the case of acquired businesses. Interest costs applicable to major asset additions are capitalized during the construction period, including $0.6 million, $0.1 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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
     Coal reserves are recorded at cost or at fair value in the case of acquired businesses. Coal reserves are included in “Land and coal interests” on the consolidated balance sheets. As of December 31, 2009, the book value of coal reserves totaled $2.6 billion, including $1.3 billion attributable to properties where we were not currently engaged in mining operations or leasing to third parties and, therefore, not currently depleting the related coal reserves. Included in the book value of coal reserves are mineral rights for leased coal interests, including advance royalties. The net book value of these mineral rights was $ 2.3 billion at December 31, 2009, with the remaining $ 0.3 billion of net book value related to coal reserves held by fee ownership.
     As of December 31, 2008, the book value of coal reserves totaled $2.5 billion. At that time we were in the process of determining the fair value of the coal reserves related to the Magnum acquisition, which was preliminarily valued at $1.9 billion at December 31, 2008. For further discussion related to the acquisition see Note 6. Excluding Magnum, these coal reserve amounts included $287.8 million as of December 31, 2008 attributable to properties where we were not currently engaged in mining operations or leasing to third parties, and therefore, the coal reserves were not currently being depleted. As of December 31, 2008, excluding Magnum, the net book value of coal reserves included mineral rights for leased coal interests, including advance royalties, of $373.9 million.
     Depletion of coal reserves and amortization of advance royalties are computed using the units-of-production method utilizing only proven and probable reserves (as adjusted for recoverability factors) in the depletion base. Mine development costs are principally amortized ratably over the estimated lives of the mines.
     Depreciation of plant and equipment (excluding life of mine assets) is computed ratably over the estimated useful lives as follows:

Years
Buildings and improvements	10 to 20
Machinery and equipment	3 to 30
Leasehold improvements	Shorter of life of asset, mine or lease
     In addition, certain plant and equipment assets associated with mining are depreciated ratably over the estimated life of the mine. Remaining lives vary from less than one year up to 28 years. The charge against earnings for depreciation of property, plant, equipment and mine development was $113.4 million, $87.8 million and $60.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Purchased Contract Rights
     In connection with the Magnum acquisition, we recorded assets related to certain below market coal purchase contracts. These below market purchase contracts were recorded at their fair value, resulting in a gross asset of $37.8 million, with $36.2 million of accumulated amortization as of December 31, 2009. The purchase contracts are amortized into earnings as the coal is ultimately sold, with the majority amortized within a year subsequent to the acquisition date and included in “Sales contract accretion” in the consolidated statements of operations. We also have gross purchased contract rights associated with the KE Ventures, LLC acquisition of $6.2 million, with a net asset of $0.9 million as of December 31, 2009. The current portion of these acquired contract rights is reported in “Below market purchase contracts acquired” and the long-term portion is recorded in “Investments and other assets” in the consolidated balance sheets.
     Joint Ventures
     We apply the equity method to investments in joint ventures when we have the ability to exercise significant influence over the operating and financial policies of the joint venture. We review the documents governing each joint venture to assess if we have a controlling financial interest in the joint venture to determine if the equity method is appropriate or if the joint venture should be consolidated. Investments accounted for under the equity method are initially recorded at cost, and any difference between the cost of our investment and the underlying equity in the net assets of the joint venture at the investment date is amortized over the lives of the related assets that gave rise to the difference. Our pro rata share of earnings from joint ventures and basis difference amortization was income of $0.4 million for the year ended December 31, 2009, expense of $0.9 million for the year ended December 31, 2008, and income of $0.1 million for the year ended December 31, 2007, which is reported in “Operating costs and expenses” in the consolidated statements of operations. The book values of our equity method investments as of December 31, 2009, and 2008 were $20.9 million and $21.2 million, respectively, and are reported in “Investments and other assets” in the consolidated balance sheets.
     Sales Contract Liability
     In connection with the Magnum acquisition, we recorded liabilities related to below market sales contracts. The below market supply contracts were recorded at their fair values when allocating the purchase price, resulting in a liability of $945.7 million, which is being accreted into earnings as the coal is shipped over a weighted average period of approximately three years. The net liability at December 31, 2009 relating to these below market sales contracts was $306.6 million. The current portion of the liability is recorded in “Below market sales contracts acquired” and the long-term portion of the liability is recorded in “Below market sales contracts acquired, noncurrent” in the consolidated balance sheets.
     Asset Retirement Obligations
     Obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs are accounted for in accordance with authoritative guidance. Our asset retirement obligations (ARO) primarily consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws as defined by each mining permit.
     ARO liabilities for final reclamation and mine closure are estimated based upon detailed engineering calculations of the amount and timing of the future cash spending for a third-party to perform the required work. Spending estimates are escalated for inflation and then discounted at the credit-adjusted, risk-free interest rate. We record an ARO asset associated with the discounted liability for final reclamation and mine closure. The obligation and corresponding asset are recognized in the period in which the liability is incurred. The ARO asset is amortized on the units-of-production method over its expected life and the ARO liability is accreted to the projected spending date. The asset amortization and liability accretion are included in “Reclamation and remediation obligation expense” in the consolidated statements of operations. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate. We also recognize obligations for contemporaneous reclamation liabilities incurred as a result of surface mining. Contemporaneous reclamation consists primarily of grading, topsoil replacement and revegetation of backfilled pit areas.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Remediation Obligations
     In connection with the Magnum acquisition, we assumed liabilities related to water treatment in order to comply with selenium effluent limits included in certain mining permits. The cost to treat the selenium discharges in excess of allowable limits was recorded at its net present value, which is accreted into earnings to the projected spending date. Accretion of the estimated selenium liability is included in “Reclamation and remediation obligation expense” in the consolidated statements of operations. The net liability at December 31, 2009 related to water treatment was $88.6 million, including accumulated accretion of $5.6 million. This liability reflects the estimated costs of the treatment systems to be installed and maintained with the goal of meeting the requirements of current court orders, consent decrees and mining permits. The current portion of the estimated remediation liability of $13.7 million is included in “Trade accounts payable and accrued expenses” and the long-term portion is recorded in “Other noncurrent liabilities” on our consolidated balance sheets.
     Income Taxes
     Income taxes are accounted for using a balance sheet approach in accordance with authoritative guidance. Deferred income taxes are accounted for by applying statutory tax rates in effect at the date of the balance sheet to differences between the book and tax basis of assets and liabilities. A valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, projected realization of tax benefits is considered based on expected levels of future taxable income, available tax planning strategies and the overall deferred tax position.
     Authoritative guidance specifies that the amount of current and deferred tax expense for an income tax return group should be allocated among the members of that group when those members issue separate financial statements. For purposes of the consolidated financial statements prepared for the twelve months ended December 31, 2007, our income tax expense was recorded as if we had filed a consolidated tax return separate from Peabody, notwithstanding that a majority of the operations were historically included in the U.S. consolidated income tax return filed by Peabody. Our valuation allowance for these periods was also determined on the separate tax return basis. Additionally, our tax attributes (i.e., net operating losses (NOL) and alternative minimum tax (AMT) credits) for these periods have been determined based on U.S. consolidated tax rules describing the apportionment of these items upon departure (spin-off) from the Peabody consolidated group.
     Peabody was managing its tax position for the benefit of its entire portfolio of businesses. Peabody’s tax strategies were not necessarily reflective of the tax strategies that we would have followed or have followed as a stand-alone company, nor were they necessarily strategies that optimized our stand-alone position.
     Postretirement Healthcare Benefits
     Postretirement benefits other than pensions represent the accrual of the costs of benefits to be provided over the employees’ period of active service. These costs are determined on an actuarial basis. The consolidated balance sheets as of December 31, 2009 and 2008 fully reflect the funded status of postretirement benefits.
     Multi-Employer Benefit Plans
     We have an obligation to contribute to two plans established by the Coal Industry Retiree Health Benefits Act of 1992 (the Coal Act) — the Combined Fund and the 1992 Benefit Plan. A third fund, the 1993 Benefit Fund (the 1993 Benefit Plan), was established through collective bargaining, but is now a statutory plan under legislation passed in 2006. A portion of these obligations is determined on an actuarial basis in accordance with authoritative guidance. The remainder of these obligations qualify as multi-employer plans and expense is recognized as contributions are made.
     Pension Plans
     Prior to the spin-off, we participated in a non-contributory defined benefit pension plan (the Peabody Pension Plan), for which the cost to provide the benefits was required to be accrued over the employees’ period of active service. The Peabody Pension Plan was sponsored by one of Peabody’s subsidiaries and covered certain salaried employees and eligible hourly employees of Peabody. In connection with the spin-off, our employees no longer participate in a defined benefit pension plan, and we did not retain any of the assets or liabilities for the Peabody Pension Plan. Accordingly the assets and liabilities of the Peabody Pension Plan are not allocated to us and are not presented in the accompanying balance sheets. However, annual contributions to the Peabody Pension Plan were made as determined by consulting actuaries based upon the Employee Retirement Income Security Act of 1974 minimum funding standard. We recorded expense of $1.1 million for the year ended December 31, 2007, as a result of our participation in the Peabody Pension Plan, reflecting our proportional share of Peabody’s expense based on the number of plan participants.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     We also participate in two multi-employer pension plans, the United Mine Workers of America (UMWA) 1950 Pension Plan (the 1950 Plan) and the UMWA 1974 Pension Plan (the 1974 Plan). These plans qualify as multi-employer plans and expense is recognized as contributions are made. The plan assets of the 1950 Plan and the 1974 Plan are managed by the UMWA. See Note 19 for additional information.
     Postemployment Benefits
     Postemployment benefits are provided to qualifying employees, former employees and dependents, and we account for these items on the accrual basis in accordance with applicable authoritative guidance. Postemployment benefits include workers’ compensation occupational disease, which is accounted for on the actuarial basis over the employees’ periods of active service; workers’ compensation traumatic injury claims, which are accounted for based on estimated loss rates applied to payroll and claim reserves determined by independent actuaries and claims administrators; disability income benefits, which are accrued when a claim occurs; and continuation of medical benefits, which is recognized when the obligation occurs. Our consolidated balance sheets as of December 31, 2009 and 2008 fully reflect the funded status of postemployment benefits.
     Use of Estimates in the Preparation of the Consolidated Financial Statements
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     In particular, we have significant long-term liabilities relating to retiree healthcare and work-related injuries and illnesses. Each of these liabilities is actuarially determined and uses various actuarial assumptions, including the discount rate and future cost trends, to estimate the costs and obligations for these items. In addition, we have significant asset retirement obligations that involve estimations of costs to remediate mining land and the timing of cash outlays for such costs. If these assumptions do not materialize as expected, actual cash expenditures and costs incurred could differ materially from current estimates. Moreover, regulatory changes could increase our liability to satisfy these or additional obligations.
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
     Share-Based Compensation
     We have an equity incentive plan for employees and eligible non-employee directors that allows for the issuance of share-based compensation in the form of restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, performance awards, restricted stock units and deferred stock units. We recognize compensation expense for awards with only service conditions that have a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award.
     Derivatives
     We have utilized derivative financial instruments to manage exposure to certain commodity prices. Authoritative guidance requires the recognition of derivative financial instruments at fair value on the consolidated balance sheets. For derivatives that are not designated as hedges, the periodic change in fair value is recorded directly to earnings. For derivative instruments that are eligible and qualify as cash flow hedges, the periodic change in fair value is recorded to “Accumulated other comprehensive loss” until the hedged transaction occurs or the relationship ceases to qualify for hedge accounting. In addition, if a portion of the change in fair value for a cash flow hedge is deemed ineffective during a reporting period, the ineffective portion of the change in fair value is recorded directly to earnings. The activity recorded to earnings is included in “Operating costs and expenses” in the consolidated statements of operations. Beginning in 2008, we entered into heating oil swap contracts to manage our exposure to diesel fuel prices. The changes in diesel fuel and heating oil prices are highly correlated thus allowing the swap contracts to be designated as cash flow hedges.
     Impairment of Long-Lived Assets
     Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets under various assumptions are less than the carrying amounts of those assets. Impairment losses are measured by comparing the estimated fair value of the impaired asset to its carrying amount. A non-cash impairment charge of $12.9 million was recorded at December 31, 2009 related to certain infrastructure and thermal coal reserves near our Rocklick complex that were deemed uneconomical to mine. The Rocklick complex is included in our Appalachia segment.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Business Combinations
     We accounted for the Magnum acquisition using the purchase method of accounting as required under previous authoritative guidance since Magnum was acquired prior to January 1, 2009. Under this method of accounting, the purchase price is allocated to the fair value of the net assets acquired. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including, but not limited to, assumptions with respect to future cash flows, discount rates and asset lives.
     Deferred Financing Costs
     We capitalize costs incurred in connection with borrowings or establishment of credit facilities and issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the interest method.
     Reclassifications
     Certain amounts in prior periods have been reclassified to conform to the 2009 presentation of “Sales contract accretion” as a separate line item in the consolidated statements of operations.
(3)	New Accounting Pronouncements
     FASB Accounting Standards Codification
     In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards CodificationTM (Codification) which has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. Consistent with the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standard Updates. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     Debt
     In May 2008, the FASB issued authoritative guidance which changed the accounting for our convertible notes, specifying that issuers of convertible debt instruments that may settle in cash upon conversion must bifurcate the proceeds from the debt issuance between debt and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The equity component reflects the value of the conversion feature of the notes. We adopted this authoritative guidance effective January 1, 2009, with retrospective application to the issuance date of our convertible notes. See Note 15 for additional disclosures.
     Earnings Per Share
     In September 2008, the FASB issued authoritative guidance which states that instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and need to be included in the earnings allocation in computing earnings per share under the “two-class method.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We adopted this authoritative guidance effective January 1, 2009 with all prior period earnings per share data adjusted retrospectively. The calculations of earnings per share amounts presented in this report include all participating securities as required by this authoritative guidance.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Business Combinations
     In December 2007, the FASB issued authoritative guidance regarding business combinations. The guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. The guidance also requires an acquirer in a business combination to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date to be measured at their acquisition date fair values. This authoritative guidance is effective for any business combination with an acquisition date on or after January 1, 2009.
     Consolidation
     In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards for noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. A noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary is required to be displayed in the consolidated balance sheet as a separate component of equity, and the amount of net income attributable to the noncontrolling interest is required to be included in consolidated net income on the face of the consolidated statement of operations. In addition, this guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We adopted the provisions of this guidance effective January 1, 2009, with retrospective application to the periods presented in this report.
     Fair Value Measurements and Disclosures
     In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measures. This guidance clarifies that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. This guidance was effective for fiscal years beginning after November 15, 2007. We elected to implement the guidance with the one-year deferral permitted by subsequent guidance. The deferral applied to nonfinancial assets and liabilities measured at fair value in a business combination. As of January 1, 2009, we adopted the fair value guidance, including applying its provisions to nonfinancial assets and liabilities measured at fair value in a business combination. The adoption of this guidance did not change the valuation approach or materially change the purchase accounting for the Magnum acquisition, which was finalized in the second quarter of 2009.
     Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Authoritative guidance establishes a three-level fair value hierarchy for fair value to be measured based on the observability of the inputs utilized in the valuation. The levels are: Level 1 — inputs from quoted prices in an active market, Level 2 — inputs other than a quoted price market that are directly or indirectly observable through market corroborated inputs and Level 3 — inputs that are unobservable and require assumptions about pricing by market participants.
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
     Pending Adoption of Recent Accounting Pronouncements
     Transfers of Financial Assets
     In June 2009, the FASB issued authoritative guidance regarding the accounting for transfers of financial assets which requires enhanced disclosures about the continuing risk exposure to a transferor because of its continuing involvement with transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of this guidance on our operating results, cash flows and financial condition.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(4)	Common Stock Offering
     On June 16, 2009, we completed a public offering of 12 million shares of our common stock in a registered public offering under our shelf registration at $7.90 per share. The net proceeds from the sale of shares, after deducting fees and commissions, were $89.1 million. The proceeds were used to repay the outstanding balance on our revolving credit facility, with the remainder used for general corporate purposes.
(5)	Restructuring and Impairment Charge
     In the fourth quarter of 2009, we recorded a $20.2 million restructuring and impairment charge. The charge includes a $12.9 million non-cash impairment charge related to certain infrastructure and thermal coal reserves near our Rocklick complex that were deemed uneconomical to mine. Additionally, $7.3 million related to a restructuring charge for the discontinued use of a beltline into the Rocklick preparation plant. This restructuring charge represents the future lease payments and contract termination costs for the beltline that will be made with no future economic benefit. The future lease payments and contract termination fees are expected to be paid during the first six months of 2010.
(6)	Business Combinations
     Magnum Coal Company
     On July 23, 2008, Patriot consummated the acquisition of Magnum. Magnum stockholders received 23,803,312 shares of newly-issued Patriot common stock and cash in lieu of fractional shares. The fair value of $25.29 per share of Patriot common stock issued to the Magnum shareholders was based on the average Patriot stock price for the five business days surrounding and including the merger announcement date, April 2, 2008. The total consideration for the acquisition was $739.0 million, including the assumption of $148.6 million of long-term debt, of which $11.8 million related to capital lease obligations. In conjunction with the acquisition, we issued convertible notes in order to repay Magnum’s existing senior secured indebtedness as discussed in Note 15.
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

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     In connection with the Magnum acquisition, we assumed liabilities related to water treatment. At the acquisition date, Magnum was in the process of testing various water treatment alternatives related to selenium effluent limits in order to comply with certain mining permits. Subsequent to the acquisition of Magnum, we have implemented selenium control plans to adjust our mining processes in a manner intended to prevent future violations of the applicable water quality standard for selenium. Uncertainty existed at the time of the acquisition related to the exact amount of our assumed liability due to the fact there is no proven technology to remediate our existing selenium discharge exceedances to meet current permit standards. The cost to treat the selenium exceedances was estimated at a net present value of $85.2 million at the acquisition date. This liability reflects the estimated costs of the treatment systems to be installed and maintained with the goal of meeting the requirements of current court orders, consent decrees and mining permits. This estimate was prepared considering the dynamics of current legislation, capabilities of currently available technology and our planned remediation strategy. (See Clean Water Act Permit Issues in Note 23 for additional discussion of selenium treatment issues.)
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
     Based on the fair values set forth above as compared to the carryover tax basis in assets and liabilities, $67.0 million of net deferred tax liability would have been recorded on Magnum’s opening balance sheet. As part of the business combination, these deferred tax liabilities have impacted management’s view as to the realization of our deferred tax assets, against which a full valuation allowance had previously been recorded. In such situations, authoritative guidance in effect at the date of the acquisition required that any reduction in our valuation allowance be accounted for as part of the business combination. As such, deferred tax liabilities have been offset against a release of $67.0 million of valuation allowance within purchase accounting.
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

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following unaudited pro forma financial information presents the combined results of operations of Patriot and Magnum, on a pro forma basis, as though the companies had been combined as of January 1, 2007.

	Year Ended December 31,
	2008	2007

Revenues:
As reported	$1,654,622	$1,073,362
Pro forma	2,207,353	2,194,432
Net income:
As reported	$142,728	$(102,147)
Pro forma	253,626	299,725
Basic earnings per share:
As reported	$2.23	$(2.00)
Pro forma	$3.96	$5.60
Diluted earnings per share:
As reported	$2.21	$(2.00)
Pro forma	$3.92	$5.60
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
     KE Ventures, LLC
     At January 1, 2007 we held a 73.9% ownership interest in KE Ventures, LLC. In September 2007, we acquired an additional 7.6% interest in KE Ventures, LLC for $13.6 million, increasing effective ownership to 81.5%. The noncontrolling interest holders of KE Ventures, LLC held an option which could require us to purchase the remaining 18.5% of KE Ventures, LLC upon a change in control. This option became fully exercisable upon the spin-off from Peabody. The noncontrolling owners of KE Ventures, LLC exercised this option in 2007, and we acquired the remaining noncontrolling interest in KE Ventures, LLC on November 30, 2007 for $33.0 million. The additional purchase price of $46.6 million was allocated to the proportional percentage of assets and liabilities acquired in 2007. The purchase price was primarily allocated to coal reserves as it was the most significant asset acquired.
     Because the option requiring us to purchase KE Ventures, LLC was considered a mandatorily redeemable instrument outside of our control, amounts paid to the noncontrolling interest holders in excess of carrying value of the noncontrolling interest in KE Ventures, LLC was reflected as an increase in net loss attributable to common stockholders of $15.7 million in 2007. This obligation was fully redeemed as of December 31, 2007.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(7)	Risk Management and Financial Instruments
     We are exposed to various types of risk in the normal course of business, including fluctuations in commodity prices and interest rates. These risks are actively monitored to ensure compliance with our risk management policies. We manage our commodity price risk related to the sale of coal through the use of long-term, fixed-price contracts, rather than financial instruments.
     Credit Risk
     Our concentration of credit risk is substantially with large utility customers and Peabody. In 2009, approximately 22% of our revenues were from a marketing affiliate of Peabody at prices paid by third-party customers (see Note 21 for additional discussion of related party transactions). Allowance for doubtful accounts was $141,000 and $540,000 at December 31, 2009 and 2008, respectively and reflects specific amounts for which risk of collection has been identified based on the current economic environment and circumstances of which we are aware. We also have $142.4 million in notes receivable as of December 31, 2009 outstanding from one counterparty from the sale of coal reserves and surface land in 2007 and 2006. The current portion of these receivables was $33.3 million as of December 31, 2009 and is included in “Accounts receivable and other” on the consolidated balance sheet. Each of these notes contains a cross-collaterization provision secured primarily by the underlying coal reserves and surface land.
     Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that a transaction occurs with a counterparty that does not meet our credit standards, we may protect our position by requiring the counterparty to provide appropriate credit enhancement. When appropriate, steps have been taken to reduce credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk, as determined by the credit management function, of failure to perform under their contractual obligations. These steps might include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of failure to pay.
     Commodity Price Risk
     We have commodity risk related to our diesel fuel purchases. To manage this risk, we have entered into heating oil swap contracts with financial institutions. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases such that the changes in fair value of these derivatives are recorded through other comprehensive income. As of December 31, 2009, the notional amount outstanding for these swap contracts included 12.0 million gallons of heating oil expiring throughout 2010.
     Employees
     As of December 31, 2009, we had approximately 3,500 employees. Approximately 52% of the employees at our operations were represented by an organized labor union and they generated approximately 46% of the 2009 sales volume. Union labor is represented by the UMWA under labor agreements which expire December 31, 2011.
     Fair Value of Financial Instruments
     Our heating oil swap contracts discussed previously were the only financial instruments that were measured and recorded at fair value on a recurring basis at December 31, 2009 and 2008. The heating oil contracts had a net unrealized gain of $1.0 million as of December 31, 2009, and a net unrealized loss of $9.7 million as of December 31, 2008. We utilized New York Mercantile Exchange (NYMEX) quoted market prices for the fair value measurement of these contracts, which reflects a Level 2 input.
     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments. The fair value of notes receivable approximates the carrying value as of December 31, 2009 and 2008.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following table summarizes the fair value of our remaining financial instruments at December 31, 2009 and 2008.

	December 31,
	2009	2008
	(Dollars in thousands)

Assets:
Fuel contracts, cash flow hedges	$2,021	$-
Liabilities:
Fuel contracts, cash flow hedges	986	9,695
$200 million of 3.25% Convertible Senior Notes due 2013	163,617	99,863
     All of the instruments above were valued using Level 2 inputs. For additional disclosures regarding our fuel contracts, see Note 16. The fair value of the Convertible Senior Notes was estimated using the last traded value, as provided by a third party.
(8)	Net Gain on Disposal or Exchange of Assets and Other Commercial Transactions
     In June 2009, we entered into an agreement to swap certain surface land for certain coal mineral rights and cash with another coal producer. We recognized a gain totaling $4.2 million on this transaction. In December 2009, we entered into another agreement to swap certain coal mineral rights with another coal producer. We recognized a gain totaling $2.4 million on this transaction. Both of these swap transactions were recorded at fair value. We utilized Level 3 inputs as defined by authoritative guidance in a discounted cash flows model to calculate the fair value of the coal reserve swaps due to the lack of an active, quoted market for coal reserves and due to the inability to use other transaction comparisons because of the unique nature of the assets relinquished and the coal mineral rights received.
     Other revenues include payments from customer settlements, royalties related to coal lease agreements and farm income. During 2009, certain metallurgical and thermal customers requested shipment deferrals on committed tons. In certain situations, we agreed to release the customers from receipt of the tons in exchange for a cash settlement. For the year ended December 31, 2009, these cash settlements represented a significant portion of other revenue.
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
     Additionally, in the second quarter of 2008, we entered into two joint ventures for which we contributed cash totaling $16.4 million and committed certain coal reserve rights. We hold a 49% interest in each joint venture and account for the interests under the equity method of accounting. Our maximum exposure to loss is the value contributed plus additional future committed capital contributions, which in total for these joint ventures is capped at $4.1 million. The investments in these joint ventures were recorded in “Investments and other assets” in the consolidated balance sheets.
     During 2007, we sold approximately 88 million tons of non-strategic coal reserves and over 18,000 acres of surface land located in Kentucky for cash of $26.5 million and notes receivable of $69.4 million. We recognized gains totaling $78.5 million on these transactions.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(9)	Earnings per Share
     Basic earnings per share is computed by dividing net income (loss) attributable to Patriot by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.
     For the years ended December 31, 2009 and 2008, the effect of dilutive securities includes the dilutive impact of stock options and restricted stock units. For the years ended December 31, 2009 and 2008, 1.3 million shares and 0.3 million shares, respectively, related to share-based compensation awards as described in Note 26, and 3.0 million common shares for both years related to the convertible notes described in Note 15, were excluded from the diluted earnings per share calculation because they were anti-dilutive for those periods. For the year ended December 31, 2007, 65,858 shares related to share-based compensation awards were excluded from the diluted earnings per share calculation because they were anti-dilutive for that period due to a net loss attributable to common stockholders.
(10)	Inventories
     Inventories consisted of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Materials and supplies	$39,285	$52,023
Saleable coal	28,255	15,107
Raw coal	13,648	13,823

Total	$81,188	$80,953

     Materials, supplies and coal inventory are valued at the lower of average cost or market. Saleable coal represents coal stockpiles that will be sold in current condition. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs. The increase in saleable coal inventory from December 31, 2008 to December 31, 2009 primarily resulted from the timing of customer shipments. The decrease in materials and supplies from December 31, 2008 to December 31, 2009 was primarily the result of effective cost control measures implemented during the year.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(11)	Accumulated Other Comprehensive Loss
     The following table sets forth the components of comprehensive loss:

	Net
	Actuarial Loss
	Associated with
	Postretirement	Prior Service		Total
	Plans and	Cost Associated		Accumulated
	Workers’	with	Diesel	Other
	Compensation	Postretirement	Fuel	Comprehensive
	Obligations	Plans	Hedge	Loss
		(Dollars in thousands)

December 31, 2006	$(318,614)	$(3,507)	$-	$(322,121)
Unrealized gains (losses)	56,624	(7,656)	-	48,968
Reclassification from other comprehensive income to earnings	35,085	(1,306)	-	33,779
Retention by Peabody of certain liabilities at spin-off	165,334	-	-	165,334

December 31, 2007	(61,571)	(12,469)	-	(74,040)
Unrealized losses	(39,263)	-	(9,695)	(48,958)
Reclassification from other comprehensive income to earnings	11,397	(680)	-	10,717

December 31, 2008	(89,437)	(13,149)	(9,695)	(112,281)
Unrealized gains (losses)	(163,339)	-	5,450	(157,889)
Reclassification from other comprehensive income to earnings	16,265	(551)	5,280	20,994

December 31, 2009	$(236,511)	$(13,700)	$1,035	$(249,176)

     Comprehensive loss differs from net income (loss) attributable to common stockholders by the amount of unrealized gain or loss resulting from valuation changes of our diesel fuel hedge and adjustments related to the change in funded status of various benefit plans during the periods.
(12)	Leases
     We lease equipment and facilities, directly or through Peabody, under various non-cancelable operating lease agreements. Certain lease agreements require the maintenance of specified ratios and contain restrictive covenants that limit indebtedness, subsidiary dividends, investments, asset sales and other actions. Rental expense under operating leases was $50.3 million, $39.5 million and $30.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     A substantial amount of the coal we mine is produced from mineral reserves leased from third-party land owners. We lease these coal reserves under agreements that require royalties to be paid as the coal is mined. Certain of these lease agreements also require minimum annual royalties to be paid regardless of the amount of coal mined during the year. Total royalty expense was $72.2 million, $71.6 million and $43.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Future minimum lease and royalty payments as of December 31, 2009, are as follows:

	Capital	Operating	Coal
	Leases	Leases	Reserves
	(Dollars in thousands)

2010	$9,268	$40,443	$28,191
2011	4,159	33,411	22,616
2012	3,600	25,807	20,996
2013	3,600	14,825	19,519
2014	3,600	3,805	17,465
2015 and thereafter	15,600	419	145,283

Total minimum lease and royalty payments	$39,827	$118,710	$254,070

Less interest	(11,788)

Present value of minimum capital lease payments	$28,039

     During 2002, Peabody entered into a transaction with Penn Virginia Resource Partners, L.P. (PVR) whereby two Peabody subsidiaries sold 120 million tons of coal reserves in exchange for $72.5 million in cash and 2.76 million units, or 15%, of the PVR master limited partnership. We participated in the transaction, selling approximately 40 million tons of coal reserves with a net book value of $14.3 million in exchange for $40.0 million. We leased back the coal from PVR and pay royalties as the coal is mined. A $25.7 million gain was deferred at the inception of this transaction, and $3.2 million of the gain was recognized in each of the years 2009, 2008 and 2007. The remaining deferred gain of $3.2 million at December 31, 2009 is intended to provide for potential exposure to loss resulting from continuing involvement in the properties and will be amortized to “Operating costs and expenses” in the consolidated statements of operations over the minimum remaining term of the lease, which ends December 31, 2010.
     As of December 31, 2009, certain of our lease obligations were secured by $10.2 million outstanding letters of credit under our credit facility.
(13) Trade Accounts Payable and Accrued Expenses
     Trade accounts payable and accrued expenses consisted of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Trade accounts payable	$147,254	$201,046
Accrued healthcare, including postretirement	70,993	66,509
Accrued taxes other than income	47,540	27,646
Accrued payroll and related benefits	35,923	40,719
Workers’ compensation obligations	26,609	28,225
Environmental obligations	13,730	-
Other accrued benefits	10,901	11,029
Accrued royalties	10,011	9,532
Accrued lease payments	9,910	4,330
Diesel fuel hedge	986	5,915
Other accrued expenses	32,494	18,839

Total trade accounts payable and accrued expenses	$406,351	$413,790

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(14)	Income Taxes
     Income (loss) before income taxes and noncontrolling interest was income of $127.2 million and $142.7 million, and loss of $102.1 million, for the years ended December 31, 2009, 2008 and 2007, respectively, and consisted entirely of domestic results.
     The income tax rate differed from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Federal statutory rate	$44,535	$49,955	$(35,751)
Depletion	(22,588)	(16,597)	(11,281)
State income taxes, net of U.S. federal tax benefit	3,520	5,692	(6,911)
Noncontrolling interest	-	-	(1,652)
Changes in valuation allowance	(27,225)	(42,871)	55,183
Changes in tax reserves	1,307	960	107
Other, net	451	2,861	305

Total	$-	$-	$-

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Deferred tax assets:
Postretirement benefit obligations	$372,335	$425,087
Tax credits and loss carryforwards	240,471	133,860
Accrued workers’ compensation liabilities	98,051	92,199
Accrued reclamation and mine closing liabilities	89,406	98,084
Obligation to industry fund	16,357	12,672
Sales contract liabilities	124,157	274,704
Other	81,556	43,986

Total gross deferred tax assets	1,022,333	1,080,592

Deferred tax liabilities:
Property, plant, equipment and mine development, leased coal interests and advance royalties, principally due to differences in depreciation, depletion and asset writedowns	878,874	878,144
Long-term debt	12,758	15,824

Total gross deferred tax liabilities	891,632	893,968

Valuation allowance	(130,701)	(186,624)

Net deferred tax liability	$-	$-

Deferred taxes consisted of the following:
Current deferred income taxes	$-	$-
Noncurrent deferred income taxes	-	-

Net deferred tax liability	$-	$-

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     At December 31, 2009, the unrecognized tax benefits in our consolidated financial statements were immaterial, and if recognized, would not currently affect our effective tax rate as any recognition would be offset by valuation allowance. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.
     Due to the immaterial nature of our unrecognized tax benefits and the existence of net operating loss carryforwards, we have not currently accrued interest on any of our unrecognized tax benefits. We have considered the application of penalties on our unrecognized tax benefits and have determined, based on several factors, including the existence of net operating loss carryforwards, that no accrual of penalties related to our unrecognized tax benefits is required. If the accrual of interest or penalties becomes appropriate, we will record an accrual as part of our income tax provision.
     Our deferred tax assets include NOL carryforwards and AMT credits of $240.5 million and $133.9 million as of December 31, 2009 and 2008, respectively. The NOL carryforwards and AMT credits include amounts apportioned to us in accordance with the Internal Revenue Code and Treasury Regulations at the time of our spin-off from Peabody on October 31, 2007, Magnum NOL carryforwards from periods prior to the merger on July 23, 2008, and taxable losses from our operations for the last two months of 2007 and for the calendar years ended December 31, 2008 and December 31, 2009. The NOL carryforwards begin to expire in 2019, and the AMT credits have no expiration date.
     Overall, our net deferred tax assets are offset by a valuation allowance of $130.7 million and $186.6 million as of December 31, 2009 and 2008, respectively. The valuation allowance decreased by $55.9 million for the year ended December 31, 2009, primarily as a result of net future deductible temporary differences decreasing by $401.3 million (tax effected $162.5 million) during 2009, offset by increases in NOL carryforwards during 2009 of $263.2 million (tax effected $106.6 million). We evaluated and assessed the expected near-term utilization of net operating loss carryforwards, book and taxable income trends, available tax strategies and the overall deferred tax position to determine the valuation allowance required as of December 31, 2009 and 2008.
     The federal and state income tax returns for the Magnum companies for the tax years 2006-2008 remain subject to examination by the relevant taxing authorities. Patriot and the remainder of its subsidiaries were included in the consolidated Peabody income tax returns prior to November 1, 2007, with Peabody retaining all liability related to these returns. Therefore, for Patriot and the remainder of its subsidiaries, we only have examination exposure related to the Federal and state income tax returns for the two month tax year ended December 31, 2007 and for the year ended December 31, 2008.
     We made no federal income tax payments and made only immaterial state and local income tax payments for the years ended December 31, 2009 and 2008.
(15) Long-Term Debt
Our total indebtedness consisted of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

3.25% Convertible Senior Notes due 2013	$167,501	$159,637
Capital leases	28,039	10,218
Promissory notes	10,453	11,438
Short-term borrowings	-	23,000

Total	$205,993	$204,293
Less current portion of debt	(8,042)	(28,170)

Long-term debt, less current maturities	$197,951	$176,123

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Credit Facility
     Effective October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility, subsequently amended for the Magnum acquisition and the issuance of the convertible notes. In July 2009, we increased our revolving credit facility by $22.5 million, bringing the total credit facility to $522.5 million. This facility is available for our working capital requirements, capital expenditures and other corporate purposes. As of December 31, 2009, the balance of outstanding letters of credit issued against the credit facility totaled $352.1 million. As of December 31, 2008, the balance of outstanding letters of credit issued against the credit facility totaled $350.8 million, and $23.0 million short-term borrowings were outstanding under the sub-facility. The weighted-average effective interest rate of the sub-facility was 3.99% as of December 31, 2008. There were no short-term borrowings outstanding as of December 31, 2009. Availability under the credit facility was $170.4 million and $126.2 million as of December 31, 2009 and 2008, respectively.
     The obligations under our credit facility are secured by a first lien on substantially all of our assets, including but not limited to certain of our mines and coal reserves and related fixtures. The credit facility contains certain customary covenants, including financial covenants limiting our total indebtedness (maximum leverage ratio of 2.75) and requiring minimum EBITDA (as defined in the credit facility) coverage of interest expense (minimum interest coverage ratio of 4.0), as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants. The terms of the credit facility also contain certain customary events of default, which gives the lenders the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.
     In connection with the merger agreement with Magnum, we entered into an amendment dated as of April 2, 2008 to the credit facility. The amendment among other things, (i) permitted the merger with Magnum and the transactions contemplated by the merger agreement, (ii) increased the rate of interest applicable to loans and letters of credit fees under the credit facility and (iii) modified certain covenants and related definitions to allow for changes in permitted indebtedness, permitted liens, permitted capital expenditures and other changes in respect of Patriot and its subsidiaries in connection with the acquisition. The increase in the interest rate and the covenant modifications were effective with the closing of the acquisition. In connection with our issuance of the convertible notes discussed below, we entered into an amendment to the credit facility dated as of May 19, 2008, allowing the issuance of the convertible notes and modifying certain covenants for the period prior to the closing of the Magnum acquisition. On September 25, 2008, we entered into an amendment to the credit facility allowing, among other things, an increase to the permitted securitization programs without adjusting the capacity of the credit facility. At December 31, 2009 we were in compliance with the covenants of our amended credit facility.
     Private Convertible Notes Issuance
     On May 28, 2008, we completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013 (the notes), including $25 million related to the underwriters’ overallotment option. The net proceeds of the offering were $193.5 million after deducting the initial purchasers’ commissions and fees and expenses of the offering. As discussed in Note 3, we adopted authoritative guidance related to accounting for convertible debt effective January 1, 2009, with retrospective application to the issuance date of these convertible notes. We utilized an interest rate of 8.85% to reflect the nonconvertible market rate of our offering upon issuance, which resulted in a $44.7 million discount to the convertible note balance and an increase to “Additional paid-in capital” to reflect the value of the conversion feature. The nonconvertible market interest rate was based on an analysis of similar securities trading in the market at the pricing date of the issuance, taking into account company specific data such as credit spreads and implied volatility. In addition, we allocated the financing costs related to the issuance of the convertible instruments between the debt and equity components. The debt discount is amortized over the contractual life of the convertible notes, resulting in additional interest expense above the contractual coupon amount.
     At December 31, 2008, the principal amount of the convertible notes of $200.0 million was adjusted for the debt discount of $40.4 million, resulting in a long-term convertible note balance of $159.6 million. At December 31, 2009, the debt discount was $32.5 million, resulting in a long-term convertible note balance of $167.5 million. For the year ended December 31, 2009, interest expense for the convertible notes was $14.4 million, which included debt discount amortization of $7.8 million. For the year ended December 31, 2008, interest expense for the convertible notes was $8.2 million, which included debt discount amortization of $4.2 million.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Interest on the notes is payable semi-annually in arrears on May 31 and November 30 of each year. The notes mature on May 31, 2013, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The notes are senior unsecured obligations and rank equally with all of our existing and future senior debt and are senior to any subordinated debt. We used the proceeds of the offering to repay Magnum’s existing senior secured indebtedness and acquisition related fees and expenses. All remaining amounts were used for other general corporate purposes.
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
     The notes require us to settle all conversions by paying cash for the lesser of the principal amount or the conversion value of the notes, and by settling any excess of the conversion value over the principal amount in cash or shares, at our option.
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
     Holders of the notes may require us to repurchase all or a portion of our notes upon a fundamental change in our business, as defined in the indenture. The holders would receive cash for 100% of the principal amount of the notes, plus any accrued and unpaid interest.
     Patriot may redeem (i) some or all of the notes at any time on or after May 31, 2011, but only if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date we provide the relevant notice of redemption exceeds 130% of the conversion price in effect on each such trading day, or (ii) all of the notes if at any time less than $20 million in aggregate principal amount of notes remain outstanding. In both cases, notes will be redeemed for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to, but excluding, the relevant redemption date.
     Under the indenture for the notes, if we fail to timely file any document or report required to be filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (other than reports on Form 8-K), we are required to pay additional interest on the notes of 0.50% of the principal balance of the notes. This additional interest feature is considered an embedded derivative. Management has determined the fair value of this embedded derivative is de minimis as the probability of reports not being filed timely is remote and we have no history of late submissions.
     The notes and any shares of common stock issuable upon conversion have not been registered under the Securities Act of 1933, as amended (the Securities Act), or any state securities laws. The notes were only offered to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Bridge Loan Facility
     In connection with the Magnum acquisition agreement, we obtained a subordinated bridge loan financing commitment, allowing us to draw up to $150 million under the related bridge loan facility at the effective date of the acquisition to repay a portion of the outstanding debt of Magnum. We terminated the financing commitment on May 30, 2008, as a result of the Convertible Senior Notes issuance. For the year ended December 31, 2008, we recognized $1.5 million in commitment fees in connection with the financing commitment, which were included in “Interest expense” in the consolidated statements of operations.
     Capital Lease Obligations and Other
     Capital lease obligations include a capital lease related to the Blue Creek mining complex preparation plant as well as obligations assumed in the Magnum acquisition, primarily for mining equipment. As of December 31, 2009, “Property, plant, equipment and mine development” on the consolidated balance sheets includes approximately $25.0 million related to assets subject to capital leases, of which $22.0 million is related to the Blue Creek mining complex preparation plant. As of December 31, 2008, “Property, plant, equipment and mine development” on the consolidated balance sheets includes approximately $7.6 million related to assets subject to capital leases and $13.5 million related to a capital lease for the Blue Creek mining complex preparation plant. Amortization of capital leases is included in “Depreciation, depletion and amortization” in the consolidated statements of operations. See Note 12 for additional information on our capital lease obligations.
     The aggregate amounts of long-term debt maturities subsequent to December 31, 2009, including capital lease obligations, were as follows:

(Dollars in
Year of Maturity	thousands)

2010	$8,042
2011	3,329
2012	3,033
2013	203,294
2014	3,581
2015 and thereafter	17,213

Total cash payments on debt	238,492
Debt discount on convertible notes	(32,499)

Total long-term debt	$205,993

     Cash interest paid on long-term debt was $8.9 and $5.2 million for the years ended December 31, 2009 and 2008, respectively. Prior to the spin-off, all cash payments for interest were made by our former parent, Peabody.
     Promissory Notes
     In conjunction with an exchange transaction involving the acquisition of Illinois Basin coal reserves in 2005, we entered into promissory notes. The promissory notes and related interest are payable in annual installments of $1.7 million beginning January 2008. The promissory notes mature in January 2017. At December 31, 2009, the short-term portion of the promissory notes was $1.0 million.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(16) Derivatives
     We utilize derivative financial instruments to manage exposure to certain commodity prices. Authoritative guidance requires the recognition of derivative financial instruments at fair value in the consolidated balance sheets. For derivatives that are not designated as hedges, the periodic change in fair value is recorded directly to earnings. For derivative instruments that are eligible and designated as cash flow hedges, the periodic change in fair value is recorded to “Accumulated other comprehensive loss” until the hedged transaction occurs or the relationship ceases to qualify for hedge accounting. In addition, if a portion of the change in fair value for a cash flow hedge is deemed ineffective during a reporting period, the ineffective portion of the change in fair value is recorded directly to earnings.
     We have commodity risk related to our diesel fuel purchases. To manage a portion of this risk, we entered into heating oil swap contracts with financial institutions. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. As of December 31, 2009, the notional amounts outstanding for these swaps included 12.0 million gallons of heating oil expiring throughout 2010. In 2010, we expect to purchase approximately 22 million gallons of diesel fuel across all operations. Aside from the hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $2.2 million. For the year ended December 31, 2009, we recognized a loss of $5.3 million in earnings on settled contracts. Based on the analysis required by authoritative guidance, a portion of the fair value for the cash flow hedges was deemed ineffective for the year ended December 31, 2009 and 2008, resulting in less than $0.1 million recorded directly to earnings.
     The following table presents the fair values of our derivatives and the amounts of unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss” related to fuel hedges in the consolidated balance sheets. See Note 11 for a rollforward of “Accumulated other comprehensive loss” for our fuel hedges.

	December 31,
	2009	2008
	(Dollars in thousands)

Fair value of current fuel contracts (Prepaid expenses and other current assets)	$2,021	$-
Fair value of current fuel contracts (Trade accounts payable and accrued expenses)	986	5,915
Fair value of noncurrent fuel contracts (Other noncurrent liabilities)	-	3,780
Net unrealized gains (losses) from fuel hedges, net of tax (Accumulated other comprehensive loss)	1,035	(9,695)
     We utilized NYMEX quoted market prices for the fair value measurement of these contracts, which reflects a Level 2 fair value input.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(17) Asset Retirement Obligations
     Reconciliations of our liability for asset retirement obligations were as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$224,180	$134,364
Liabilities incurred	4,113	203
Liabilities settled or disposed	(16,248)	(6,540)
Accretion expense	25,395	19,116
Revisions to estimate	1,780	1,057
Liabilities acquired through acquisition	5,298	75,980

Balance at end of year	$244,518	$224,180

     As of December 31, 2009, asset retirement obligations of $244.5 million consisted of $183.1 million related to locations with active mining operations and $61.4 million related to locations that are closed or inactive. As of December 31, 2008, asset retirement obligations of $224.2 million consisted of $171.8 million related to locations with active mining operations and $52.4 million related to locations that are closed or inactive. The credit-adjusted, risk-free interest rates were 9.45% and 9.00% at January 1, 2009 and 2008, respectively.
     As of December 31, 2009, we had $221.2 million in surety bonds and letters of credit outstanding to secure our reclamation obligations or activities.
     As of December 31, 2009, Arch Coal, Inc. (Arch) held surety bonds of $93.3 million related to properties acquired by Patriot in the Magnum acquisition, of which $91.7 million related to reclamation. As a result of the acquisition, Patriot is required to post letters of credit in Arch’s favor for the amount of the accrued reclamation liabilities no later than February 2011.
(18) Workers’ Compensation Obligations
     Certain of our operations are subject to the Federal Coal Mine Health and Safety Act of 1969, and the related workers’ compensation laws in the states in which we operate. These laws require our operations to pay benefits for occupational disease resulting from coal workers’ pneumoconiosis (occupational disease). Provisions for occupational disease costs are based on determinations by independent actuaries or claims administrators.
     We provide income replacement and medical treatment for work related traumatic injury claims as required by applicable state law. Provisions for estimated claims incurred are recorded based on estimated loss rates applied to payroll and claim reserves determined by independent actuaries or claims administrators. Certain of our operations are required to contribute to state workers’ compensation funds for second injury and other costs incurred by the state fund based on a payroll-based assessment by the applicable state. Provisions are recorded based on the payroll-based assessment criteria.
     The workers’ compensation provision consists of the following components:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Service cost	$5,462	$3,382	$2,971
Interest cost	9,042	9,876	9,124
Net amortization of actuarial gains	(4,504)	(4,009)	(1,607)

Total occupational disease	10,000	9,249	10,488
Traumatic injury claims	18,798	13,261	13,160
State assessment taxes	2,503	2,546	4,373

Total provision	$31,301	$25,056	$28,021

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The increase in traumatic workers’ compensation costs in 2009 primarily reflects the integration of Magnum operations for the full year versus five months in 2008.
     The weighted-average assumptions used to determine the workers’ compensation provision were as follows:

	Year Ended December 31,
	2009	2008	2007

Discount rate:
Occupational disease	6.00%	6.40%	6.00%
Traumatic injury	6.06%	5.80%	6.00%
Inflation rate	3.50%	3.50%	3.50%
     Workers’ compensation obligations consist of amounts accrued for loss sensitive insurance premiums, uninsured claims, and related taxes and assessments under black lung and traumatic injury workers’ compensation programs.
     The workers’ compensation obligations consisted of the following:

	December 31,
	2009	2008
	(Dollars in thousands)

Occupational disease costs	$152,079	$154,527
Traumatic injury claims	68,249	61,878

Total obligations	220,328	216,405
Less current portion (included in Accrued expenses)	(26,609)	(28,225)

Noncurrent obligations (included in Workers’ compensation obligations)	$193,719	$188,180

     The accrued workers’ compensation liability recorded on the consolidated balance sheets at December 31, 2009 and 2008 reflects the accumulated benefit obligation less any portion that is currently funded. The accumulated actuarial gain that has not yet been reflected in net periodic postretirement benefit costs is included in “Accumulated other comprehensive loss.”
     As of December 31, 2009, we had $201.1 million in surety bonds and letters of credit outstanding to secure workers’ compensation obligations.
     Peabody guarantees certain of our workers’ compensation obligations which totaled $152.1 million at December 31, 2009, with the U.S. Department of Labor (DOL). We will be required to either post letters of credit in Peabody’s favor if Peabody continues to guarantee this obligation or post our own surety directly with the DOL by July 2011.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The reconciliation of changes in the occupational disease liability benefit obligation is as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Change in benefit obligation:
Beginning of year obligation	$154,527	$155,829
Service cost	5,462	3,382
Interest cost	9,042	9,876
Acquisitions/divestitures	-	3,176
Net change in actuarial gain	(6,508)	(6,876)
Benefit and administrative payments	(10,444)	(10,860)

Net obligation at end of year	152,079	154,527
Change in plan assets:
Fair value of plan assets at beginning of period	-	-
Employer contributions	10,444	10,860
Benefits paid	(10,444)	(10,860)

Fair value of plan assets at end of period	-	-

Obligation at end of period	$152,079	$154,527

     The liability for occupational disease claims represents the actuarially-determined present value of known claims and an estimate of future claims that will be awarded to current and former employees. The liability for occupational disease claims was based on a discount rate of 5.9% and 6.0% at December 31, 2009 and 2008, respectively. Traumatic injury workers’ compensation obligations are estimated from both case reserves and actuarial determinations of historical trends, discounted at 4.8% and 6.1% as of December 31, 2009 and 2008, respectively.
     Federal Black Lung Excise Tax Refunds
     In addition to the obligations discussed above, certain subsidiaries of Patriot are required to pay black lung excise taxes to the Federal Black Lung Trust Fund (the Trust Fund). The Trust Fund pays occupational disease benefits to entitled former miners who worked prior to July 1, 1973. Excise taxes are based on the selling price of coal, up to a maximum of $1.10 per ton for underground mines and $0.55 per ton for surface mines. We had a receivable for excise tax refunds of $5.8 million as of December 31, 2008, related to new legislation that allowed for excise taxes paid in prior years on export coal and related interest to be refunded to us, which was included in “Accounts receivable and other” in the consolidated balance sheet. This amount, as well as an additional $3.9 million, was collected in 2009.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(19) Pension and Savings Plans
     Multi-Employer Pension Plans
     Certain subsidiaries participate in multi-employer pension plans (the 1950 Plan and the 1974 Plan), which provide defined benefits to substantially all hourly coal production workers represented by the UMWA. Benefits under the UMWA plans are computed based on service with the subsidiaries or other signatory employers. The 1950 Plan and the 1974 Plan qualify as multi-employer benefit plans, allowing us to recognize expense as contributions are made. The expense related to these funds was $18.3 million, $13.5 million and $6.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. In December 2006, the 2007 National Bituminous Coal Wage Agreement was signed, which required funding of the 1974 Plan through 2011 under a phased funding schedule. The funding is based on an hourly rate for certain UMWA workers. Under the labor contract, the per-hour funding rate increased to $4.25 in 2009 and increases each year thereafter until reaching $5.50 in 2011. We expect to pay approximately $22 million related to these funds in 2010. Contributions to these funds could increase as a result of future collective bargaining with the UMWA, a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, lower than expected returns on pension fund assets or other funding deficiencies.
     Defined Contribution Plans
     Patriot sponsors employee retirement accounts under a 401(k) plan for eligible salaried and non-union hourly employees of the Company (the 401(k) Plan). Generally, Patriot matches voluntary contributions to the 401(k) Plan up to specified levels. The match was temporarily suspended for the second half of 2009. Prior to the spin-off, Peabody also sponsored a similar 401(k) plan in which eligible Patriot employees could participate. A performance contribution feature under both Patriot’s plan and Peabody’s plan allows for additional contributions based upon meeting specified performance targets. We recognized expense for these plans of $4.5 million, $6.1 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     In addition, Magnum had three defined contribution plans prior to the acquisition. The first two were the Magnum Coal Company 401(k) Plan and the Day Mining, LLC Employee Savings Plan. These plans matched voluntary employee contributions up to specified levels, similar to Patriot’s 401(k) Plan. Additionally, certain employees were covered by the Magnum Coal Company Defined Contribution Retirement Plan based on age and compensation. Magnum funded the plan in an amount not less than the minimum statutory funding requirements or more than the maximum amount allowed to be deducted for federal income tax purposes. Expenses incurred under these plans were $2.4 million for the year ended December 31, 2008. These plans were merged into Patriot’s 401(k) Plan effective December 31, 2008.
(20) Postretirement Healthcare Benefits
     We currently provide healthcare and life insurance benefits to qualifying salaried and hourly retirees and their dependents from defined benefit plans established by Peabody and continued by Patriot after the spin-off. Plan coverage for health and life insurance benefits is provided to certain hourly retirees in accordance with the applicable labor agreement.
     Net periodic postretirement benefit costs included the following components:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Service cost for benefits earned	$3,715	$1,731	$981
Interest cost on accumulated postretirement benefit obligation	70,509	51,472	65,964
Amortization of prior service cost	(551)	(680)	(1,306)
Amortization of actuarial losses	18,813	13,516	34,260

Net periodic postretirement benefit costs	$92,486	$66,039	$99,899

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following table sets forth the plan’s combined funded status reconciled with the amounts shown in the consolidated balance sheets:

	December 31,
	2009	2008
	(Dollars in thousands)

Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$1,064,928	$554,748
Service cost	3,715	1,731
Interest cost	70,509	51,472
Participant contributions	969	412
Plan amendments	(19,391)	-
Acquisitions/divestitures	-	456,396
Benefits paid	(65,203)	(42,491)
Change in actuarial loss	181,523	42,660

Accumulated postretirement benefit obligation at end of period	1,237,050	1,064,928

Change in plan assets:
Fair value of plan assets at beginning of period	-	-
Employer contributions	64,234	42,079
Participant contributions	969	412
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(65,203)	(42,491)

Fair value of plan assets at end of period	-	-

Accrued postretirement benefit obligation	1,237,050	1,064,928
Less current portion (included in Accrued expenses)	(67,069)	(61,674)

Noncurrent obligation (included in Accrued postretirement benefit costs)	$1,169,981	$1,003,254

     The accrued postretirement benefit liability recorded on the consolidated balance sheets at December 31, 2009 and 2008 reflects the accumulated postretirement benefit obligation less any portion that is currently funded. The accumulated actuarial loss and prior service costs that have not yet been reflected in net periodic postretirement benefit costs are included in “Accumulated other comprehensive loss.”
     The change to the actuarial loss reflects changes in actuarial assumptions including, among others, the discount rate, healthcare cost trend rate, grade-down period for the trend rate, ultimate trend rate, retirement and mortality rates. The increase in the actuarial loss in 2009 was mainly impacted by a lower discount rate, negative claims cost experience and an increase in expected beneficiaries due to retirement age, turnover rates and mortality rates.
     We amortize actuarial gains and losses using a 0% corridor with an amortization period that covers the average remaining service period of active employees (6.16 years, 6.47 years and 6.47 years utilized for 2009, 2008 and 2007, respectively). For the year ending December 31, 2010, an estimated actuarial loss of $36.5 million and an estimated gain from prior service cost of $0.8 million will be amortized from accumulated comprehensive loss into net periodic postretirement costs.
     The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Year Ended December 31,
	2009	2008

Discount rate	6.30%	6.80%
Rate of compensation increase	3.50%	3.50%
Measurement date	December 31, 2009	December 31, 2008

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended December 31,
	2009	2008	2007

Discount rate	6.80%	6.80%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%
Measurement date	December 31, 2008	December 31, 2007	December 31, 2006
     Due to the valuation under purchase accounting, the discount rate used for Magnum operations for the five months of 2008 following acquisition was 7.25%. In 2009, the discount rate of 6.80% was utilized across all operations.
     The following presents information about the assumed healthcare cost trend rate:

	Year Ended December 31,
	2009	2008

Healthcare cost trend rate assumed for next year	7.00%	9.25%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	4.75%
Year that the rate reaches that ultimate trend rate	2016	2014
     Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one percentage-point change in the assumed healthcare cost trend would have the following effects:

	+1.0%	-1.0%
	(Dollars in thousands)

Effect on total service and interest cost components	$9,306	$(7,758)
Effect on year-end postretirement benefit obligation	160,756	(138,189)
     Plan Assets
     Our postretirement benefit plans are unfunded.
     Estimated Future Benefits Payments
     The following benefit payments (net of retiree contributions), which reflect expected future service, as appropriate, are expected to be paid by Patriot:

Postretirement
Benefits
(Dollars in thousands)

2010	$67,069
2011	72,337
2012	76,848
2013	81,532
2014	85,119
Years 2015-2018	457,581
     Plan Changes
     In 2009, changes were made to certain defined benefit plans for retired and active, salaried individuals resulting in a reduction to projected healthcare costs of $8.5 million that will be amortized over 7.0 years and a reduction to projected healthcare costs of $10.9 million that will be amortized over 12.5 years.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Assumption of Certain Patriot Liabilities
     Peabody assumed certain of our retiree healthcare liabilities at the spin-off, which had a present value of $665.0 million as of December 31, 2009 and are not reflected above. These liabilities included certain obligations under the Coal Act for which Peabody and Patriot are jointly and severally liable, obligations under the 2007 National Bituminous Coal Wage Act for which Patriot is secondarily liable, and obligations for certain active, vested employees of Patriot.
     Multi-Employer Benefit Plans
     Retirees formerly employed by certain subsidiaries and their predecessors receive health benefits provided by the Combined Fund, a fund created by the Coal Act, if they meet the following criteria: they were members of the UMWA; last worked before January 1, 1976; and were receiving health benefits on July 20, 1992. The Coal Act requires former employers (including certain entities of the Company) and their affiliates to contribute to the Combined Fund according to a formula. The Coal Act also established the 1992 Benefit Plan, which provides medical and death benefits to persons who are not eligible for the Combined Fund, who retired prior to October 1, 1994. A prior national labor agreement established the 1993 Benefit Plan to provide health benefits for retired miners not covered by the Coal Act. The 1993 Benefit Plan provides benefits to qualifying retired former employees, who retired after September 30, 1994, of certain signatory companies which have gone out of business and defaulted in providing their former employees with retiree medical benefits. Beneficiaries continue to be added to this fund as employers go out of business. We expect to pay $16.2 million in 2010 related to these funds.
     The Surface Mining Control and Reclamation Act of 2006 (the 2006 Act), enacted in December 2006, amended the federal laws establishing the Combined Fund, 1992 Benefit Plan and the 1993 Benefit Plan. Among other things, the 2006 Act guarantees full funding of all beneficiaries in the Combined Fund, provides funds on a phased-in basis for the 1992 Benefit Plan, and authorizes the trustees of the 1993 Benefit Plan to determine the contribution rates through 2010 for pre-2007 beneficiaries. The new and additional federal expenditures to the Combined Fund, 1992 Benefit Plan, 1993 Benefit Plan and certain Abandoned Mine Land payments to the states and Indian tribes are collectively limited by an aggregate annual cap of $490 million. To the extent that (i) the annual funding of the programs exceeds this amount (plus the amount of interest from the Abandoned Mine Land trust fund paid with respect to the Combined Fund), and (ii) Congress does not allocate additional funds to cover the shortfall, contributing employers and affiliates, including some of our entities, would be responsible for the additional costs.
     We have recorded actuarially determined liabilities representing a portion of the amount anticipated to be due to these funds. The noncurrent portion related to these obligations was $42.2 million and $42.6 million as of December 31, 2009 and 2008, respectively, and is reflected in “Obligation to industry fund” in the consolidated balance sheets. The current portion related to these obligations reflected in “Trade accounts payable and accrued expenses” in the consolidated balance sheets was $6.3 million and $6.6 million as of December 31, 2009 and 2008, respectively. Expense of $3.2 million was recognized related to these obligations for the year ended December 31, 2009, and consisted of interest discount of $3.4 million and amortization of actuarial gain of $0.2 million. Expense of $2.6 million was recognized related to these obligations for the year ended December 31, 2008, and consisted of interest discount of $2.7 million and amortization of actuarial gain of $0.1 million. Expense of $2.9 million was recognized related to these obligations for the year ended December 31, 2007, and consisted of interest discount of $2.3 million and amortization of actuarial loss of $0.6 million. We made payments of $6.3 million, $6.1 million and $5.5 million to these obligations for the years ended December 31, 2009, 2008 and 2007, respectively.
     The obligation to industry fund recorded on the consolidated balance sheets at December 31, 2009 and 2008 reflects the obligation less any portion that is currently funded. The accumulated actuarial gain or loss that has not yet been reflected in expense as of December 31, 2009 and 2008 was a loss of $1.8 million and a gain of $0.8 million, respectively, and is included in “Accumulated other comprehensive loss.”
     A portion of these funds qualify as multi-employer benefit plans, which allows us to recognize expense as contributions are made. The expense related to these funds was $11.2 million, $11.8 million and $15.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     Pursuant to the amended provisions of the 1992 Benefit Plan, we are required to provide security in an amount equal to one times the annual cost of providing healthcare benefits for all individuals receiving benefits from the 1992 Benefit Plan who are attributable to Patriot, plus all individuals receiving benefits from an individual employer plan maintained by Patriot who are entitled to receive such benefits.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(21) Related Party Transactions
     Prior to the spin-off, we routinely entered into transactions with Peabody and its affiliates. The terms of these transactions were outlined in agreements executed by Peabody and its affiliates.
     We sold 8.8 million tons of coal resulting in revenues of $456.1 million for the year ended December 31, 2009; 12.1 million tons of coal resulting in revenues of $578.1 million for the year ended December 31, 2008; and 21.6 million tons of coal resulting in revenues of $1.03 billion for the year ended December 31, 2007 to a marketing affiliate of Peabody, which negotiated and maintained coal sales contracts. These revenues were recorded in both the Appalachia and Illinois Basin segments. As of December 31, 2009 and 2008, “Accounts receivable and other” on the consolidated balance sheets included $42.2 million and $34.8 million, respectively, of outstanding trade receivables from Peabody related to coal sales.
     Selling and administrative expenses include $37.3 million for the year ended December 31, 2007 for services provided by Peabody and represent an allocation of Peabody general corporate expenses to all of its mining operations, both foreign and domestic, based on principal activity, headcount, tons sold and revenues as applicable to the specific expense being allocated. The allocated expenses generally reflected service costs for: marketing and sales, legal, finance and treasury, public relations, human resources, environmental engineering and internal audit. Different general accounting allocation bases or methods could have been used and could have resulted in significantly different results. The allocation from Peabody was not necessarily indicative of the selling and administrative expenses that would have been incurred if Patriot had been an independent entity.
     We recognized interest expense of $4.1 million for the year ended December 31, 2007 related to a $62.0 million intercompany demand note payable to Peabody, which was forgiven at spin-off.
     We entered into certain agreements with Peabody to provide transition services following the spin-off, which were completed by September 30, 2008. For the year ended December 31, 2008, transition service expenses were $1.4 million, and are included in “Selling and administrative expenses” in the consolidated statements of operations.
     In 2007 we received contributions from Peabody of $43.6 million primarily for the funding of acquisitions prior to the spin-off.
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
     ArcLight Energy Partners Fund I L.P. (ArcLight) is a significant stockholder of Patriot due to its former ownership of Magnum. In January 2007, ArcLight purchased from a third party rights to a royalty stream based on coal mined on certain properties, and then leased the rights to one of Magnum’s operations. Royalty payments to ArcLight for the year ended December 31, 2009 and for the period from July 23, 2008 to December 31, 2008 were approximately $1.0 million and $475,000, respectively.
(22) Guarantees
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

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Letters of Credit and Bonding
     Letters of credit and surety bonds in support of our reclamation, lease, workers’ compensation and other obligations were as follows as of December 31, 2009:

			Workers’	Retiree
	Reclamation	Lease	Compensation	Health
	Obligations	Obligations	Obligations	Obligations	Other(1)	Total
	(Dollars in thousands)
Surety bonds	$135,986	$-	$44	$-	$16,786	$152,816
Letters of credit	85,184	10,287	201,034	50,487	5,142	352,134
Third-party guarantees	-	-	-	-	1,819	1,819

	$221,170	$10,287	$201,078	$50,487	$23,747	$506,769

(1) Other includes letters of credit and surety bonds related to collateral for surety companies and bank guarantees, road maintenance and performance guarantees.
     As of December 31, 2009, Arch held surety bonds of $93.3 million related to properties acquired by Patriot in the Magnum acquisition, of which $91.7 million related to reclamation. As a result of the acquisition, Patriot is required to post letters of credit in Arch’s favor for the amount of the accrued reclamation liabilities no later than February 2011.
     Peabody guarantees certain of our workers’ compensation obligations which totaled $152.1 million at December 31, 2009, with the U.S. Department of Labor (DOL). We will be required to either post letters of credit in Peabody’s favor if Peabody continues to guarantee this obligation or post our own surety directly with the DOL by July 2011.
     In relation to an exchange transaction involving the acquisition of Illinois Basin coal reserves in 2005, we guaranteed bonding for a partnership in which we formerly held an interest. The aggregate amount that we guaranteed was $2.8 million and the fair value of the guarantee recognized as a liability was $0.3 million as of December 31, 2009. Our obligation under the guarantee extends to September 2015.
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
(23) Commitments and Contingencies
     Commitments
     As of December 31, 2009, purchase commitments for capital expenditures were $24.9 million.
     Other
     On occasion, we become a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Our significant legal proceedings are discussed below.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     Environmental claims and litigation in connection with our various NPDES permits, and related Clean Water Act issues, include the following:
     EPA Consent Decree
     In February 2009, we entered into a consent decree with the EPA and the West Virginia Department of Environmental Protection (WVDEP) to resolve certain claims under the Clean Water Act and the West Virginia Water Pollution Control Act relating to NPDES permits at several Magnum mining operations in West Virginia that existed prior to our acquisition of these operations. The consent decree was entered by the federal district court on April 30, 2009. Under the terms of the consent decree, we paid a civil penalty of $6.5 million in June 2009. We also could be subject to stipulated penalties in the future for failure to comply with certain permit requirements as well as certain other terms of the consent decree. Because our operations are complex and periodically exceed our permit limitations, it is possible that we will have to pay stipulated penalties in the future, but we do not expect the amounts of any such penalties to be material. The civil penalty of $6.5 million was accrued as part of the Magnum acquisition purchase accounting described in Note 6. The consent decree also requires us to implement an enhanced company-wide environmental management system, which includes regular compliance audits, electronic tracking and reporting, and annual training for all employees and contractors with environmental responsibilities. In addition, we will complete several stream restoration projects in consultation with the EPA and WVDEP. These latter requirements could result in incremental operating costs in addition to the $6.5 million civil penalty. We anticipate the incremental costs will be between $5 million and $10 million.
     In a separate administrative proceeding with the WVDEP, we paid a civil penalty of $315,000 in the second quarter of 2009 for past violations of other NPDES permits held by certain subsidiaries.
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
     On March 19, 2009, the U.S. District Court approved a consent decree between Apogee, Hobet and the plaintiffs. The consent decree extended the compliance deadline to April 5, 2010 and added interim reporting requirements up to that date. Under the terms of the March 2009 consent decree, we paid a $50,000 penalty to the U.S. Treasury and $325,000 in attorneys’ fees in the second quarter of 2009. We also agreed to spend approximately $350,000 to implement a pilot project using certain reverse osmosis technology to determine whether the technology can effectively treat selenium discharges from mining outfalls, and to undertake interim reporting obligations. Finally, we agreed to comply with our NPDES permit’s water discharge limits for selenium by April 5, 2010. We have completed the pilot project and submitted our findings for review as required under the consent decree. We continue to install treatment systems at various permitted outfalls, but we will be unable to comply with selenium discharge limits by April 5, 2010 due to the ongoing inability to identify effective technology. We intend to seek a modification of the consent decree, to among other things, extend the compliance deadlines in order to continue our efforts to identify viable treatment alternatives.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Currently, available technology has not been fully tested or proven effective at addressing selenium discharges in excess of allowable limits in mining outfalls similar to ours, and alternative technology is still in the research stage of development. The potential solutions identified to date, including the technology we are currently utilizing, have not been proven to be effective at all scales of operation, and otherwise may not be feasible, particularly at larger scale operations, due to a range of problems concerning technological issues, prohibitive implementation costs and other issues. While we are actively continuing to explore options, there can be no assurance as to when a definitive solution will be identified and implemented.
     Legislative developments in West Virginia have created the potential for industry-wide selenium compliance deadlines to be extended from 2010 to 2012. On May 13, 2009, the Governor of West Virginia signed a bill that authorized the WVDEP to extend selenium compliance deadlines to 2012 and appropriated state funds for selenium research. The bill cites “concerns within West Virginia regarding the applicability of the research underlying the federal selenium criteria to a state such as West Virginia which has high precipitation rates and free-flowing streams and that the alleged environmental impacts that were documented in the applicable federal research have not been observed in West Virginia.” As a result of this bill, the WVDEP is required to perform research that will assist in better defining and developing state laws and regulations addressing selenium discharges.
     We estimated the costs to treat our selenium discharges in excess of allowable limits at a net present value of $85.2 million as of the Magnum acquisition date. This liability reflects the estimated costs of the treatment systems necessary to be installed and maintained with the goal of meeting the requirements of current court orders, consent decrees and mining permits. This estimate was prepared considering the dynamics of current legislation, capabilities of currently available technology and our planned remediation strategy. Future changes to legislation, findings from current research initiatives and the pace of future technological progress could result in costs that differ from our current estimates, which could have a material adverse affect on our results of operations, cash flows and financial condition. Additionally, any failure to meet the deadlines set forth in the March 2009 consent decree or established by the federal government or the State of West Virginia or to otherwise comply with selenium limits in our permits could result in further litigation against us, an inability to obtain new permits or to maintain existing permits, and the imposition of significant and material fines and penalties or other costs and could otherwise materially adversely affect our results of operations, cash flows and financial condition.
     Hobet Mining, LLC (Hobet)
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
     On October 8, 2009, a motion to enter a modified settlement and consent order was submitted to the Boone County circuit court. This motion to modify the settlement and consent order was jointly filed by Patriot and the WVDEP. The motion includes, among other term modifications, an extension of the date to achieve full compliance with our NPDES permits from April 2010 to July 2012. On December 3, 2009, the Boone County circuit court approved and entered the modified settlement and consent order.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     Although waste substances generated by coal mining and processing are generally not regarded as hazardous substances for the purposes of CERCLA and similar legislation, and are generally covered by the Surface Mining Control and Reclamation Act, some products used by coal companies in operations, such as chemicals, and the disposal of these products are governed by CERCLA. Thus, coal mines currently or previously owned or operated by us, and sites to which we have sent waste materials, may be subject to liability under CERCLA and similar state laws. A predecessor of one of our subsidiaries has been named as a potentially responsible party at a third-party site, but given the large number of entities involved at the site and our anticipated share of expected cleanup costs, we believe that the ultimate liability, if any, will not be material to our financial condition and results of operations.
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
     In December 2009, an agreement was reached to settle this litigation. These cases will be dismissed once the settlement is finalized and approved by the West Virginia Supreme Court of Appeals. Pursuant to the purchase and sale agreement related to Magnum, Arch Coal, Inc. (Arch) indemnifies us against claims arising from certain pending litigation proceedings, including the 2001 flood litigation, which will continue indefinitely. The failure of Arch to satisfy its indemnification obligations under the purchase agreement could have a material adverse effect on us.
     2004 Flood Litigation
     In 2006, Hobet and Catenary, two of our subsidiaries, were named as defendants along with various other property owners, coal companies, timbering companies and oil and natural gas companies, in lawsuits arising from flooding that occurred on May 30, 2004 in various watersheds, primarily located in southern West Virginia. This litigation is pending before two different judges in the Circuit Court of Logan County, West Virginia. In the first action, the plaintiffs have asserted that (i) Hobet failed to maintain an approved drainage control system for a pond on land near, on, and/or contiguous to the sites of flooding; and (ii) Hobet participated in the development of plans to grade, blast, and alter the land near, on, and/or contiguous to the sites of the flooding. Hobet has filed a motion to dismiss both claims based upon the assertion that insufficient facts have been stated to support the claims of the plaintiffs.
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

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Other Litigation and Investigations
     Apogee has been sued, along with eight other defendants, including Monsanto Company, Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. The lawsuits were filed in October 2007, but not served on Apogee until February 2008, and each of the 77 lawsuits are identical except for the named plaintiff. They each allege personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of December 31, 2009, 44 of the original 77 lawsuits have been dismissed. In December 2009, Apogee was served with 165 additional lawsuits with the same allegations as the original 77 lawsuits. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.
     We are a defendant in litigation involving Peabody’s negotiation and June 2005 sale of two properties previously owned by two of our subsidiaries. Environmental Liability Transfer, Inc. (ELT) and its subsidiaries commenced litigation against these subsidiaries in the Circuit Court of the City of St. Louis in the State of Missouri alleging, among other claims, fraudulent misrepresentation, fraudulent omission, breach of duty and breach of contract. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot and Peabody are treating the case as a joint action with joint representation and equal sharing of costs. Peabody and Patriot filed counterclaims against the plaintiffs in connection with the sales of both properties. Motions for summary judgment on the complaint and counterclaim have been filed by Peabody and Patriot and are pending. A trial date has been preliminarily set for October 2010. The claim filed is for $40 million in damages. We are unable to predict the likelihood of success of the plaintiffs’ claims, though we intend to vigorously defend ourselves against all claims.
     A predecessor of one of our subsidiaries operated the Eagle No. 2 mine located near Shawneetown, Illinois from 1969 until closure of the mine in July of 1993. In 1999, the State of Illinois brought a proceeding before the Illinois Pollution Control Board against the subsidiary alleging that groundwater contamination due to leaching from a coal waste pile at the mine site violated state standards. The subsidiary has developed a remediation plan with the State of Illinois and is in litigation with the Illinois Attorney General’s office with respect to its claim for a civil penalty of $1.3 million.
     One of our subsidiaries is a defendant in several related lawsuits filed in the Circuit Court of Boone County, West Virginia. As of December 31, 2009, there were 109 related lawsuits filed by approximately 267 plaintiffs. In addition to our subsidiary, the lawsuits name Peabody and other coal companies with mining operations in Boone County. The plaintiffs in each case allege contamination of their drinking water wells over a period in excess of 30 years from coal mining activities in Boone County, including underground coal slurry injection and coal slurry impoundments. The lawsuits seek property damages, personal injury damages and medical monitoring costs. Public water lines are being installed by the Boone County Public Service Commission, and all plaintiffs will have access to public water by April 2010. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot is indemnifying and defending Peabody in this litigation. In December 2009, we filed a third party complaint against our current and former insurance carriers seeking coverage for this litigation under the applicable insurance policies. The court has scheduled an early mediation in this case for the last week in March 2010, directing all plaintiffs, defendants and third party defendants to appear. A trial date has been set for May 2011. We are unable to predict the likelihood of success of the plaintiffs’ claims, though we intend to vigorously defend ourselves against all claims.
     In late January 2010, the U.S. Attorney’s office and the State of West Virginia began investigations relating to one or more of our employees making inaccurate entries in official mine records at our Federal No. 2 mine. We have undertaken an internal investigation into the matter and have terminated one employee and placed two other employees on administrative leave. We are cooperating with the relevant governmental authorities.
     The outcome of other litigation and the investigations is subject to numerous uncertainties. Based on our evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, we believe these matters are likely to be resolved without a material adverse effect on our financial condition, results of operations and cash flows.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(24) Segment Information
     We report our operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of our mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities. For the twelve months ended December 31, 2009, 83% of our sales were to electricity generators and 17% to steel and coke producers. For the twelve months ended December 31, 2009 and 2008, our revenues attributable to foreign countries, based on where the product was shipped, were $322.2 million and $241.3 million, respectively. We utilize underground and surface mining methods and produce coal with high and medium Btu content. Our operations have relatively short shipping distances from the mine to most of our domestic utility customers and certain metallurgical coal customers. “Corporate and Other” includes selling and administrative expenses, net gain on disposal or exchange of assets and costs associated with past mining obligations.
     Our chief operating decision makers use Adjusted EBITDA as the primary measure of segment profit and loss. Adjusted EBITDA is defined as net income (loss) before deducting interest income and expense; income taxes; reclamation and remediation obligation expense; depreciation, depletion and amortization; restructuring and impairment charge; and net sales contract accretion. Net sales contract accretion represents contract accretion excluding back-to-back coal purchase and sales contracts. The contract accretion on the back-to-back coal purchase and sales contracts reflects the accretion related to certain coal purchase and sales contracts existing prior to July 23, 2008, whereby Magnum purchased coal from third parties to fulfill tonnage commitments on sales contracts. Because Segment Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.
     Operating segment results for the year ended December 31, 2009 were as follows:

		Illinois	Corporate
	Appalachia	Basin	and Other(1)	Consolidated
	(Dollars in thousands)
Revenues	$1,776,204	$269,079	$-	$2,045,283
Adjusted EBITDA	294,373	8,550	(192,178)	110,745
Additions to property, plant, equipment and mine development	69,931	7,437	895	78,263
Income from equity affiliates	398	-	-	398
     Operating segment results for the year ended December 31, 2008 were as follows:

		Illinois	Corporate
	Appalachia	Basin	and Other(1)	Consolidated
	(Dollars in thousands)
Revenues	$1,370,979	$283,643	$-	$1,654,622
Adjusted EBITDA	172,994	13,155	(141,911)	44,238
Additions to property, plant, equipment and mine development	109,428	8,823	3,137	121,388
Loss from equity affiliates	(915)	-	-	(915)

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Operating segment results for the year ended December 31, 2007 were as follows:

		Illinois	Corporate
	Appalachia	Basin	and Other(1)	Consolidated
	(Dollars in thousands)
Revenues	$821,116	$252,246	$-	$1,073,362
Adjusted EBITDA	89,850	11,862	(101,281)	431
Additions to property, plant,
equipment and mine development	48,955	6,639	-	55,594
Income from equity affiliates	63	-	-	63
     (1) Corporate and Other results include the gains on disposal of assets discussed in Note 8.
     A reconciliation of Adjusted EBITDA to net income (loss) follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Consolidated Adjusted EBITDA	$110,745	$44,238	$431
Depreciation, depletion and amortization	(205,339)	(125,356)	(85,640)
Sales contract accretion, net	298,572	249,522	-
Reclamation and remediation obligation expense	(35,116)	(19,260)	(20,144)
Restructuring and impairment	(20,157)	-	-
Interest expense	(38,108)	(23,648)	(8,337)
Interest income	16,646	17,232	11,543

Net income (loss)	$127,243	$142,728	$(102,147)

(25) Stockholders’ Equity
     Common Stock
     On October 31, 2007, the spin-off of Patriot from Peabody was completed and holders of Peabody common stock received a dividend of one share of Patriot common stock for each ten shares of Peabody common stock that they owned. Patriot has 100 million authorized shares of $0.01 par value common stock. Each share of common stock is entitled to one vote in the election of directors and all other matters submitted to stockholder vote. Except as otherwise required by law or provided in any resolution adopted by the Board of Directors with respect to any series of preferred stock, the holders of common stock will possess all voting power. The holders of common stock do not have cumulative voting rights. In general, all matters submitted to a meeting of stockholders, other than as described below, shall be decided by vote of a majority of the shares of Patriot’s common stock. Directors are elected by a plurality of the shares of Patriot’s common stock.
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
     Effective August 11, 2008, we implemented a 2-for-1 stock split on all shares of our common stock. All share and per share amounts in these consolidated financial statements and related notes reflect the stock split.
     On June 16, 2009, we completed a public offering of 12 million shares of our common stock in a registered public offering under our shelf registration at $7.90 per share.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following table summarizes common share activity from October 31, 2007 to December 31, 2009:

Shares
Outstanding

October 31, 2007	53,141,880
Stock grants to employees	375,656

December 31, 2007	53,517,536
Stock grants to employees	5,697
Employee stock purchases	56,654
Shares issued to Magnum shareholders	23,803,312

December 31, 2008	77,383,199
Stock grants to employees	553,428
Employee stock purchases	370,583
Shares issued in equity offering	12,000,000
Stock options exercised	12,729

December 31, 2009	90,319,939

     Preferred Stock
     In addition to the common stock, the Board of Directors is authorized to issue up to 10 million shares of $0.01 par value preferred stock. The authorized preferred shares include 1,000,000 shares of Series A Junior Participating Preferred Stock. Our certificate of incorporation authorizes the Board of Directors, without the approval of the stockholders, to fix the designation, powers, preferences and rights of one or more series of preferred stock, which may be greater than those of the common stock. We believe that the ability of the Board to issue one or more series of preferred stock will provide us with flexibility in structuring possible future financings and acquisitions and in meeting other corporate needs that might arise. The issuance of shares of preferred stock, or the issuance of rights to purchase shares of preferred stock, could be used to discourage an unsolicited acquisition proposal. There were no outstanding shares of preferred stock as of December 31, 2009.
     Preferred Share Purchase Rights Plan and Series A Junior Participating Preferred Stock
     The Board of Directors adopted a stockholders rights plan pursuant to the Rights Agreement with American Stock Transfer & Trust Company (the Rights Agreement). In connection with the Rights Agreement, on October 31, 2007, we filed the Certificate of Designations of Series A Junior Participating Preferred Stock (the Certificate of Designations) with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Designations, we designated 1,000,000 shares of preferred stock as Series A Junior Participating Preferred Stock having the designations, rights, preferences and limitations set forth in the Rights Agreement. Each preferred share purchase right represents the right to purchase one-half of one-hundredth of a share of Series A Junior Participating Preferred Stock.
     The rights have certain anti-takeover effects. If the rights become exercisable, the rights will cause substantial dilution to a person or group that attempts to acquire Patriot on terms not approved by the Board of Directors, except pursuant to any offer conditioned on a substantial number of rights being acquired. The rights should not interfere with any merger or other business combination approved by the Board since the rights may be redeemed by Patriot at a nominal price prior to the time that a person or group has acquired beneficial ownership of 15% or more of common stock. Thus, the rights are intended to encourage persons who may seek to acquire control of Patriot to initiate such an acquisition through negotiations with the Board. However, the effect of the rights may be to discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial equity position in our equity securities or seeking to obtain control of Patriot. To the extent any potential acquirers are deterred by the rights, the rights may have the effect of preserving incumbent management in office. There were no outstanding shares of Series A Junior Participating Preferred Stock as of December 31, 2009.
     We have not paid cash dividends and do not anticipate that we will pay cash dividends on our common stock in the near term. The declaration and amount of future dividends, if any, will be determined by our Board of Directors and will be dependent upon covenant limitations in our credit facility and other debt agreements, our financial condition and future earnings, our capital, legal and regulatory requirements, and other factors the Board deems relevant.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(26) Stock-Based Compensation
     We have one equity incentive plan for employees and eligible non-employee directors that allows for the issuance of share-based compensation in the form of restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, performance awards, restricted stock units and deferred stock units. Members of our Board of Directors are eligible for deferred stock unit grants at the date of their election and annually. This plan has 5.2 million shares of our common stock available for grant, with 0.8 million shares remaining available for grant as of December 31, 2009. Additionally, we have established an employee stock purchase plan that provides for the purchase of up to 1.0 million shares of our common stock, with 0.6 million shares available for grant as of December 31, 2009.
     Share-based compensation expense of $11.4 million and $7.3 million was recorded in “Selling and administrative expenses” in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively, and $1.3 million and $0.6 million was recorded in “Operating costs and expenses” for the years ended December 31, 2009 and 2008, respectively. Share-based compensation expense included $0.9 million and $1.4 million related to awards from restricted stock and stock options granted by Peabody to Patriot employees prior to spin-off for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the total unrecognized compensation cost related to nonvested awards granted after the spin-off was $25.8 million, net of taxes, which is expected to be recognized over a weighted-average period of 3.3 years. As of December 31, 2009, the total unrecognized compensation cost related to nonvested awards granted by Peabody prior to the spin-off was $0.6 million, net of taxes, which is expected to be recognized through 2011.
     Restricted Stock
     We have restricted stock agreements in place for grants to employees and service providers of Patriot and our subsidiaries. Generally, these agreements provide that restricted stock issued will fully vest on the third anniversary of the date the restricted stock was granted to the employee or service provider. However, the restricted stock will fully vest sooner if a grantee terminates employment with or stops providing services to Patriot because of death or disability, or if a change in control occurs (as such term is defined in the Equity Plan).
     A summary of restricted stock award activity is as follows:

		Weighted
	Year Ended	Average
	December 31,	Grant-Date
	2009	Fair Value

Nonvested at January 1, 2009	381,353	$23.73
Granted	663,740	5.14
Forfeited	(109,889)	12.13
Vested	(1,092)	22.91

Nonvested at December 31, 2009	934,112	11.88

     Restricted Stock Units
     We have long-term incentive restricted stock unit agreements in place for grants to employees and service providers. These agreements grant restricted stock units that vest over time as well as restricted stock units that vest based upon our financial performance. In general, the restricted stock units that vest over time will be 50% vested on the fifth anniversary of the initial date of grant, 75% vested on the sixth such anniversary and 100% vested on the seventh such anniversary. However, the restricted stock units that vest over time will fully vest sooner if a grantee terminates employment with or stops providing services to Patriot because of death or disability, or if a change in control occurs (as such term is defined in the Equity Plan).
     In addition, we have deferred stock unit agreements in place for grants to non-employee directors of Patriot. These agreements provide that the deferred stock units will fully vest on the first anniversary of the date of grant, but only if the non-employee director served as a director for the entire one-year period between the date of grant and the first anniversary of the grant. However, the deferred stock units will fully vest sooner if a non-employee director ceases to be a Patriot director due to death or disability, or if a change in control occurs (as such term is defined in the Equity Plan). Any unvested deferred stock units will be forfeited if a non-employee director terminates service with Patriot for any reason other than death or disability prior to the first anniversary of the grant date. After vesting, the deferred stock units will be settled

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
by issuing shares of Patriot common stock equal to the number of deferred stock units, and the settlement will occur upon the earlier of (i) the non-employee director’s termination of service as a director or (ii) the third anniversary of the grant date or a different date chosen by the non-employee director, provided the date was chosen by the non-employee director prior to January 1 of the year in which the director received the grant.
     A summary of restricted stock time-based units and deferred stock units award activity is as follows:

		Weighted
	Year Ended	Average
	December 31,	Grant-Date
	2009	Fair Value

Nonvested at January 1, 2009	506,375	$21.88
Granted	59,568	5.13
Forfeited	(50,756)	23.48
Vested	(1,894)	56.77

Nonvested at December 31, 2009	513,293	19.65

     As of December 31, 2009, there were 39,234 deferred stock units vested that had an aggregate intrinsic value of $0.6 million.
     Certain performance-based restricted stock units vest according to a formula described in the form of Extended Long-Term Incentive Restricted Stock Units Agreement, which is primarily based on our financial performance as measured by EBITDA, return on equity and leverage ratios. The achievement of the performance-based unit calculations is determined on December 31 following the fifth, sixth and seventh anniversaries of the initial grant date. We estimated the number of performance-based units that are expected to vest and utilized this amount in the calculation of the stock-based compensation expense related to these awards. Any changes to this estimate will impact stock-based compensation expense in the period the estimate is changed.
     We have also granted performance-based stock units that vest based on market conditions. The number of shares issued is dependent upon the change in our shareholder value over a three-year vesting period versus the change of various peers for that time period. The fair value of these awards was determined using a Monte Carlo simulation model, allowing us to factor in the probability of various outcomes. The weighted-average fair value of $7.48 was determined using a risk-free rate of 1.31%, an expected option life of 2.9 years, an expected dividend yield of zero, and volatilities that ranged from 67.43% to 122.28%.
     A summary of restricted stock performance units award activity is as follows:

		Weighted
	Year Ended	Average
	December 31,	Grant-Date
	2009	Fair Value

Nonvested at January 1, 2009	679,352	$23.47
Granted	378,800	7.48
Forfeited	(111,477)	18.49

Nonvested at December 31, 2009	946,675	18.01

     Long-Term Incentive Non-Qualified Stock Option
     We have long-term incentive non-qualified stock option agreements in place for grants to employees and service providers of Patriot. Generally, the agreements provide that any option awarded will become exercisable in three installments. Options granted in 2007 and 2008 will be 50% exercisable on the fifth anniversary of the November 2007 grant date, 75% exercisable on the sixth such anniversary and 100% exercisable on the seventh such anniversary. Options granted in 2009 are exercisable on a graded vesting schedule of 33.33% on each anniversary over a three year period. However, the option will become fully exercisable sooner if a grantee terminates employment with or stops providing services to Patriot because of death or disability, or if a change in control occurs (as such term is defined in the Equity Plan).

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The award will be forfeited if employment terminates for any other reason prior to the time the award becomes vested. No option can be exercised more than ten years after the date of grant, but the ability to exercise the option may terminate sooner upon the occurrence of certain events detailed in the Long-Term Incentive Non-Qualified Stock Option Agreement.
     A summary of non-qualified stock option outstanding activity is as follows:

				Weighted
		Weighted	Aggregate	Average
	Year Ended	Average	Intrinsic	Remaining
	December 31,	Grant-Date	Value	Contractual
	2009	Fair Value	(in millions)	Life

Nonvested at January 1, 2009	1,069,730	$23.66
Granted	757,600	5.13
Forfeited	(182,507)	17.24
Exercised	(12,729)	5.13	$0.1

Nonvested at December 31, 2009	1,632,094	15.92	$6.9	7.8

     We used the Black-Scholes option pricing model to determine the fair value of stock options. Determining the fair value of share-based awards requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise and the associated volatility. We utilized U.S. Treasury yields as of the grant date for the risk-free interest rate assumption, matching the treasury yield terms to the expected life of the option. We utilized a peer historical “look-back” to develop the expected volatility. Expected option life assumptions were developed by taking the weighted average time to vest plus the weighted average holding period after vesting.

	Year Ended December 31,
	2009	2008	2007

Weighted-average fair value	$2.49	$30.10	$7.67
Risk-free interest rate	1.31%	3.55%	4.22%
Expected option life	2.87 years	6.69 years	6.69 years
Expected volatility	78.41%	47.61%	30.64%
Dividend yield	0%	0%	0%
     Employee Stock Purchase Plan
     Based on our employee stock purchase plan, eligible full-time and part-time employees are able to contribute up to 15% of their base compensation into this plan, subject to a fair market value limit of $25,000 per person per year as defined by the Internal Revenue Service (IRS). Effective January 1, 2008, employees are able to purchase Patriot common stock at a 15% discount to the lower of the fair market value of our common stock on the initial or final trading dates of each six-month offering period. Offering periods begin on January 1 and July 1 of each year. The fair value of the six-month “look-back” option in our employee stock purchase plan is estimated by adding the fair value of 0.15 of one share of stock to the fair value of 0.85 of an option on one share of stock. We issued 370,583 shares of common stock and recognized $1.1 million expense in “Selling and administrative expenses” and $0.1 million in “Operating costs and expenses” for the year ended December 31, 2009 related to our employee stock purchase plan. We issued 56,654 shares of common stock and recognized $0.7 million expense in “Selling and administrative expenses” and $0.1 million in “Operating costs and expenses” for the year ended December 31, 2008 related to our employee stock purchase plan. We issued no shares of common stock and recognized no expense for the year ended December 31, 2007 related to our employee stock purchase plan.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(27) Summary Quarterly Financial Information (Unaudited)
     A summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008, is presented below. Patriot common stock is listed on the New York Stock Exchange under the symbol PCX.

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share and stock price data)
Revenues	$528,936	$506,996	$506,189	$503,162
Operating profit	37,249	34,691	59,775	16,990
Net income	32,143	31,390	52,842	10,868
Basic earnings per share	$0.41	$0.39	$0.59	$0.12
Diluted earnings per share	$0.41	$0.39	$0.58	$0.12
Weighted average shares used in calculating basic earnings per share	77,906,152	79,940,308	90,277,301	90,322,074
Stock price - high and low prices	$9.00-$2.76	$10.90-$3.51	$14.12-$4.97	$17.24-$10.21

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share and stock price data)
Revenues	$284,334	$339,680	$489,583	$541,025
Operating profit (loss)	(4,905)	16,917	72,394	64,738
Net income (loss)(1)	(3,066)	11,236	71,199	63,359
Basic earnings per share(1)	$(0.06)	$0.21	$0.99	$0.82
Diluted earnings per share(1)	$(0.06)	$0.21	$0.99	$0.82
Weighted average shares used in calculating basic earnings per share(1)	53,518,744	53,512,286	71,681,084	77,382,195
Stock price - high and low prices	$28.89-$16.14	$82.23-$23.13	$77.74-$24.09	$28.45-$5.24
(1) Net income, basic earnings per share and diluted earnings per share were adjusted to reflect the retrospective application of authoritative guidance adopted January 1, 2009. Net income and earnings per share were adjusted to reflect additional interest expense above the stated coupon rate of 3.25% on our Convertible Senior Notes issued in May 2008 based on the requirement to bifurcate the conversion feature of the debt. Additionally, restricted stock shares were included in the calculation of basic earnings per share as unvested participating securities in all four quarters.
(28) Subsequent Events
     On February 22, 2010, we announced that active mining operations at our Federal mine in northern West Virginia were temporarily suspended upon discovering potentially adverse atmospheric conditions on February 18, 2010, in an abandoned area of the mine. We are currently conducting additional testing and working with the U.S. Department of Labor, Mine Safety & Health Administration to develop a plan to address this issue so that active mining operations can resume, the timing of which is currently uncertain. The Federal mine complex historically accounts for between 10% and 20% of our Segment Adjusted EBITDA.
     We have performed a review of subsequent events through the date the financial statements were filed with the SEC.

PATRIOT COAL CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2009

	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Description	of Period	Expenses	Deductions(1)	Other		Period
	(Dollars in thousands)

Year Ended December 31, 2007
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$4,716	$-	$-	$(1,985	)(2)	$2,731
Reserve for materials and supplies	1,458	74	-	(1,252	)(2)	280
Allowance for doubtful accounts	252	-	(1)	-		251
Year Ended December 31, 2008
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	2,731	12	-	40,821	(3)	43,564
Reserve for materials and supplies	280	288	-	9,375	(3)	9,943
Allowance for doubtful accounts	251	399	(110)	-		540
Year Ended December 31, 2009
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	43,564	252	-	927	(4)	44,743
Reserve for materials and supplies	9,943	(11)	(19)	2,619	(4)	12,532
Allowance for doubtful accounts	540	115	(514)	-		141
(1) Reserves utilized, unless otherwise indicated.
(2) Balance transferred to Peabody as part of Patriot spin-off.
(3) Balance reflects the preliminary purchase accounting asset valuation entries for the Magnum acquisition, which occurred on July 23, 2008.
(4) Activity reflects the final purchase accounting asset valuation entries for the Magnum acquisition, which were finalized in June 2009.