Form 10-Q
period 2010-03-31
Patriot Coal CORP
filed 2010-04-26
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
There were 90,863,950; shares of common stock with a par value of $0.01 per share outstanding on April 22, 2010.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except share and per
	share data)

Revenues
Sales	$464,208	$522,838
Other revenues	3,049	6,098

Total revenues	467,257	528,936

Costs and expenses
Operating costs and expenses	433,043	495,208
Depreciation, depletion and amortization	49,612	54,979
Reclamation and remediation obligation expense	10,846	6,451
Sales contract accretion	(25,308)	(77,807)
Selling and administrative expenses	12,774	12,886
Net gain on disposal or exchange of assets	(23,796)	(30)

Operating profit	10,086	37,249
Interest expense	9,032	8,593
Interest income	(3,442)	(3,487)

Income before income taxes	4,496	32,143
Income tax provision	235	—

Net income	$4,261	$32,143

Weighted average shares outstanding:
Basic	90,835,561	77,906,152
Effect of dilutive securities	1,331,396	93,095

Diluted	92,166,957	77,999,247

Earnings per share, basic and diluted	$0.05	$0.41
See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2010	December 31, 2009
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$26,489	$27,098
Accounts receivable and other, net of allowance for doubtful accounts of $141 as of March 31, 2010 and December 31, 2009	157,179	188,897
Inventories	95,518	81,188
Prepaid expenses and other current assets	23,632	14,366

Total current assets	302,818	311,549
Property, plant, equipment and mine development
Land and coal interests	2,902,920	2,864,225
Buildings and improvements	397,168	396,449
Machinery and equipment	652,708	631,615
Less accumulated depreciation, depletion and amortization	(778,670)	(731,035)

Property, plant, equipment and mine development, net	3,174,126	3,161,254
Notes receivable	103,051	109,137
Investments and other assets	35,228	36,223

Total assets	$3,615,223	$3,618,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$7,156	$8,042
Trade accounts payable and accrued expenses	408,169	406,351
Below market sales contracts acquired	136,155	150,441

Total current liabilities	551,480	564,834
Long-term debt, less current maturities	198,415	197,951
Asset retirement obligations	248,692	244,518
Workers’ compensation obligations	207,095	193,719
Accrued postretirement benefit costs	1,173,217	1,169,981
Obligation to industry fund	41,325	42,197
Below market sales contracts acquired, noncurrent	139,157	156,120
Other noncurrent liabilities	112,078	113,349

Total liabilities	2,671,459	2,682,669
Stockholders’ equity
Common stock ($0.01 par value; 100,000,000 shares authorized; 90,863,950 and 90,319,939 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	909	903
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding at March 31, 2010 and December 31, 2009)	—	—
Series A Junior Participating preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2010 and December 31, 2009)	—	—
Additional paid-in capital	952,690	947,159
Retained earnings	240,869	236,608
Accumulated other comprehensive loss	(250,704)	(249,176)

Total stockholders’ equity	943,764	935,494

Total liabilities and stockholders’ equity	$3,615,223	$3,618,163

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$4,261	$32,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	49,612	54,979
Sales contract accretion	(25,308)	(77,807)
Net gain on disposal or exchange of assets	(23,796)	(30)
Stock-based compensation expense	4,455	2,734
Changes in current assets and liabilities:
Accounts receivable	31,718	(17,567)
Inventories	(14,330)	(15,333)
Other current assets	(9,278)	(5,260)
Accounts payable and accrued expenses	(3,977)	(1,336)
Interest on notes receivable	(3,414)	(3,409)
Reclamation and remediation obligations	6,813	2,060
Workers’ compensation obligations	1,632	587
Accrued postretirement benefit costs	12,236	8,435
Obligation to industry fund	(722)	(802)
Other, net	2,208	1,410

Net cash provided by (used in) operating activities	32,110	(19,196)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(35,130)	(19,042)
Additions to advance mining royalties	(5,177)	(3,101)
Proceeds from disposal or exchange of assets	400	3,958
Proceeds from notes receivable	9,500	—
Other	—	66

Net cash used in investing activities	(30,407)	(18,119)

Cash Flows From Financing Activities
Long-term debt payments	(2,494)	(2,024)
Deferred financing costs	(900)	—
Proceeds from employee stock purchases	1,082	667
Short-term borrowings	—	42,000

Net cash provided by (used in) financing activities	(2,312)	40,643

Net increase (decrease) in cash and cash equivalents	(609)	3,328
Cash and cash equivalents at beginning of period	27,098	2,872

Cash and cash equivalents at end of period	$26,489	$6,200

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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
     Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Patriot and its subsidiaries as well as entities in which Patriot directly or indirectly has a controlling financial interest. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments: Appalachia and the Illinois Basin (see Note 12).
     The accompanying condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three months ended March 31, 2010 may not necessarily be indicative of the results for the year ending December 31, 2010.
(2) Newly Adopted Accounting Pronouncements
     Transfers of Financial Assets
     In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding the accounting for transfers of financial assets, which requires enhanced disclosures about the continuing risk exposure to a transferor resulting from its continuing involvement with transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. See Note 3 for additional disclosures.
     Consolidation
     In June 2009, the FASB issued authoritative guidance, which requires a company to perform a qualitative analysis to determine whether it has a controlling financial interest in a variable interest entity, including an assessment of the company’s power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This guidance is effective for fiscal years beginning after November 15, 2009. Upon adoption, we performed a qualitative assessment of our existing interests in joint ventures and determined that the joint ventures were not variable interest entities.
     Fair Value Disclosures
     In January 2010, the FASB issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at this time. See Note 7 for our fair value measurement disclosures.
(3) Receivables Securitization
     In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade receivables to the creditors as collateral for any borrowings. As of the inception of the program and at March 31, 2010, we had commitments for up to $75 million of borrowing capacity. Available liquidity under the program fluctuates with the balance of our trade accounts receivables.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
     Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the facilitating entity is consolidated into our financial statements. The facilitating entity was established solely to perform its obligations under this program and holds a note receivable from the creditors and a note payable to our subsidiaries for the outstanding trade accounts receivable balance at any given point in time, which is eliminated in consolidation. The outstanding trade accounts receivable balance was $120.7 million as of March 31, 2010. Any direct borrowings will be recorded as secured borrowings. As of March 31, 2010, there were no letters of credit or direct borrowings under this program.
(4) Net Gain on Disposal or Exchange of Assets and Other Commercial Transactions
     In February 2010, we entered into an agreement to purchase certain coal mineral rights from another coal producer. The purchase price of $10 million is included in “Property, plant, equipment and mine development” on the condensed consolidated balance sheet.
     In March 2010, we received approximately 13 million tons of coal mineral rights contiguous to our Highland mining complex in the Illinois Basin in exchange for non-strategic Illinois Basin coal reserves. We recognized a gain of $24 million on this transaction. The exchange transaction was recorded at fair value as determined by a third-party valuation specialist. The valuation utilized primarily Level 3 inputs, as defined by authoritative guidance, in a discounted cash flows model including assumptions for future coal sales prices and operating costs. Level 3 inputs were utilized due to the lack of an active, quoted market for coal reserves and due to the inability to use other transaction comparisons because of the unique nature and location of each coal seam.
     Other revenues include payments from customer settlements, royalties related to coal lease agreements and farm income. In 2009, we agreed to release certain metallurgical and thermal customers from receipt of committed tons in exchange for a cash settlement.
     We have interests in joint ventures that are accounted for under the equity method. The book value of our equity method investments was $20.8 million and $20.9 million as of March 31, 2010 and December 31, 2009, respectively. Our maximum exposure to loss is our book value plus additional future capital contributions, which in total for all of our joint ventures is capped at $9.1 million including additional commitments made during the three months ended March 31, 2010.
(5) Income Tax Provision
     For the three months ended March 31, 2010, we recorded an income tax provision of $0.2 million related to certain state taxes. No federal income tax provision was recorded due to our anticipated tax net operating loss for the year ended December 31, 2010 and the full valuation allowance recorded against deferred tax assets. For the three months ended March 31, 2009, no income tax provision was recorded due to our anticipated tax net operating loss for the year ending December 31, 2009 and the full valuation allowance recorded against deferred tax assets. The primary difference between book and taxable income for 2010 and 2009 is the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired with Magnum in July 2008, with such amounts being included in the computation of book income but excluded from the computation of taxable income.
(6) Earnings per Share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.
     For the three months ended March 31, 2010 and 2009, the effect of dilutive securities includes the impact of stock options and restricted stock units. For the three months ended March 31, 2010 and 2009, 1.4 million shares and 3.3 million shares, respectively, related to share-based compensation awards were excluded from the diluted earnings per share calculation because they were anti-dilutive for those periods.
(7) Fair Value of Financial Instruments
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments. The fair value of notes receivable approximates the carrying value as of March 31, 2010.
     The following table summarizes the fair value of our remaining financial instruments.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$2,515	$2,021
Liabilities:
Fuel contracts, cash flow hedges	414	986
$200 million of 3.25% Convertible Senior Notes due 2013	170,735	163,617
     All of the instruments above were valued using Level 2 inputs as defined by authoritative guidance. For additional disclosures regarding our fuel contracts see Note 13. The fair value of the Convertible Senior Notes was estimated using the last traded value, as provided by a third party.
(8) Inventories
     Inventories consisted of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)

Materials and supplies	$40,579	$39,285
Saleable coal	36,156	28,255
Raw coal	18,783	13,648

Total	$95,518	$81,188

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
(9) Comprehensive Income
     The following table sets forth the after-tax components of comprehensive income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Net income	$4,261	$32,143
Accumulated actuarial loss and prior service cost realized in net income	8,906	3,816
Net change in fair value of diesel fuel hedge	1,066	140

Comprehensive income	$14,233	$36,099

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(10) Postretirement Benefit Costs
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Service cost for benefits earned	$1,342	$1,022
Interest cost on accumulated postretirement benefit obligation	18,950	17,630
Amortization of actuarial loss	9,138	4,591
Amortization of prior service cost	(138)	(138)

Net periodic postretirement benefit costs	$29,292	$23,105

(11) Healthcare Legislation
     In March 2010, the Patient Protection and Affordable Care Act (PPACA) was enacted, potentially impacting our costs to provide healthcare benefits to our eligible active and certain retired employees and workers’ compensation benefits related to occupational disease resulting from coal workers’ pneumoconiosis (black lung disease). The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.
     Plan standard changes that could affect us in the short term include raising the maximum age for covered dependents to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements. Plan standard changes that could affect us in the long term include a tax on “high cost” plans (excise tax) and the elimination of annual dollar limits per covered individual, among other standard requirements.
     Approximately 52% of our employees at our company operations were represented by an organized labor union at March 31, 2010. The healthcare benefits that we provide to our represented employees and retirees are stipulated by law and by labor agreements, which expire December 31, 2011. Healthcare benefit changes required by the healthcare legislation will be included in any new labor agreements.
     One provision of the legislation changes the tax treatment for Medicare drug subsidies. We are not impacted by this change, so this provision will have no effect on our results of operations.
     We are currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on our employee healthcare plans and the resulting costs. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, it is impractical to reasonably estimate the impact of the excise tax on our future healthcare costs or postretirement benefit obligation. Accordingly, as of March 31, 2010, we have not made any changes to our assumptions used to determine our postretirement benefit obligation. With the exception of the excise tax, we do not believe any other plan standard changes will be significant to our future healthcare costs for eligible active employees and our postretirement benefit obligation for certain retired employees. However, we will need to continue to evaluate the impact of the PPACA in future periods as additional information and guidance becomes available.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
     The PPACA also amended previous legislation related to coal workers’ pneumoconiosis, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We were able to evaluate the impact of these changes to our current population of beneficiaries and claimants, resulting in an estimated $11.5 million increase to our obligation. As of March 31, 2010, we recorded this estimate as an increase to our workers’ compensation liability and a decrease to our actuarial gain included in “Accumulated other comprehensive loss” on our balance sheet and will adjust the amortization of the actuarial gain on a prospective basis beginning in the second quarter of 2010. As of March 31, 2010, we were not able to estimate the impact of this legislation on our obligations related to future claims due to uncertainty around the number of claims that will be filed and how impactful the new award criteria will be to these claim populations.
(12) Segment Information
     We report our operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of our mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities. For the three months ended March 31, 2010 and 2009, our sales to electricity generators were 78% and 84%, respectively. Our sales to steel and coke producers were 22% and 16% for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, our revenues attributable to foreign countries, based on where the product was shipped, were $116.6 million and $82.9 million, respectively. We utilize underground and surface mining methods and produce coal with high and medium Btu content. Our operations have relatively short shipping distances from the mine to most of our domestic utility customers and certain metallurgical coal customers. “Corporate and Other” includes selling and administrative expenses, net gains on disposal or exchange of assets and costs associated with past mining obligations.
     Our chief operating decision makers use Adjusted EBITDA as the primary measure of segment profit and loss. We believe that in our industry such information is a relevant measurement of a company’s operating financial performance. Adjusted EBITDA is defined as net income before deducting interest income and expense; reclamation and remediation obligation expense; depreciation, depletion and amortization; and net sales contract accretion. Net sales contract accretion represents contract accretion excluding back-to-back coal purchase and sales contracts. The contract accretion on the back-to-back coal purchase and sales contracts reflects the accretion related to certain coal purchase and sales contracts existing on July 23, 2008, whereby Magnum purchased coal from third parties to fulfill tonnage commitments on sales contracts. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but excludes “Corporate and Other” as defined above. Because Adjusted EBITDA and Segment Adjusted EBITDA are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.
     Operating segment results for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31, 2010
			Corporate
	Appalachia	Illinois Basin	and Other	Total
	(Dollars in thousands)
Revenues	$393,429	$73,828	$—	$467,257
Adjusted EBITDA	70,863	6,817	(32,444)	45,236
Additions to property, plant, equipment and mine development	23,642	11,410	78	35,130

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

	Three Months Ended March 31, 2009
			Corporate
	Appalachia	Illinois Basin	and Other	Total
	(Dollars in thousands)
Revenues	$459,554	$69,382	$—	$528,936
Adjusted EBITDA	69,487	3,041	(50,656)	21,872
Additions to property, plant, equipment and mine development	17,290	1,543	209	19,042

A reconciliation of Adjusted EBITDA to net income follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Total Adjusted EBITDA	$45,236	$21,872
Depreciation, depletion and amortization	(49,612)	(54,979)
Reclamation and remediation obligation expense	(10,846)	(6,451)
Sales contract accretion, net	25,308	76,807
Interest expense	(9,032)	(8,593)
Interest income	3,442	3,487
Income tax provision	(235)	—

Net income	$4,261	$32,143

(13) Derivatives
     We utilize derivative financial instruments to manage exposure to certain commodity prices. Authoritative guidance requires the recognition of derivative financial instruments at fair value on the condensed consolidated balance sheets. For derivatives that are not designated as hedges, the periodic change in fair value is recorded directly to earnings. For derivative instruments that are eligible and designated as cash flow hedges, the periodic change in fair value is recorded to “Accumulated other comprehensive loss” until the hedged transaction occurs or the relationship ceases to qualify for hedge accounting. In addition, if a portion of the change in fair value for a cash flow hedge is deemed ineffective during a reporting period, the ineffective portion of the change in fair value is recorded directly to earnings.
     We have commodity risk related to our diesel fuel purchases. To manage a portion of this risk, we entered into heating oil swap contracts with financial institutions. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. As of March 31, 2010, the notional amounts outstanding for these swaps included 10.7 million gallons of heating oil expiring throughout 2010 and 2.0 million gallons of heating oil expiring throughout 2011. For the last nine months of 2010, we expect to purchase approximately 17 million gallons of diesel fuel across all operations. For the three months ended March 31, 2010, we recognized a net loss of $0.1 million in earnings on settled contracts. For the three months ended March 31, 2009, we recognized a loss of $2.1 million in earnings on settled contracts. Based on the analysis required by authoritative guidance, a portion of the fair value for the cash flow hedges was deemed ineffective for the three months ended March 31, 2010 and 2009, resulting in less than $0.1 million recorded directly to earnings in each of these periods.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
     The following table presents the fair values of our derivatives and the amounts of unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss” related to fuel hedges in the condensed consolidated balance sheets. See Note 9 for the impact of our fuel hedges on comprehensive income.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)

Fair value of current fuel contracts (Prepaid expenses and other current assets)	$2,225	$2,021
Fair value of noncurrent fuel contracts (Investments and other assets)	290	—
Fair value of current fuel contracts (Trade accounts payable and accrued expenses)	414	986
Net unrealized gains from fuel hedges, net of tax (Accumulated other comprehensive loss)	2,101	1,035
     We utilized New York Mercantile Exchange (NYMEX) quoted market prices for the fair value measurement of these contracts, which reflects a Level 2 input.
(14) Commitments and Contingencies
     Commitments
     As of March 31, 2010, purchase commitments for capital expenditures were $22.8 million.
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
     Clean Water Act Permit Issues
     The federal Clean Water Act and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. In particular, the Clean Water Act requires effluent limitations and treatment standards for wastewater discharge through the National Pollution Discharge Elimination System (NPDES) program. NPDES permits, which we must obtain for both active and historical mining operations, govern the discharge of pollutants into water, require regular monitoring and reporting and set forth performance standards. States are empowered to develop and enforce “in-stream” water quality standards, which are subject to change and must be approved by the Environmental Protection Agency (EPA). In-stream standards vary from state to state.
     Environmental claims and litigation in connection with our various NPDES permits, and related Clean Water Act issues, include the following:
     EPA Consent Decree
     In February 2009, we entered into a consent decree with the EPA and the West Virginia Department of Environmental Protection (WVDEP) to resolve certain claims under the Clean Water Act and the West Virginia Water Pollution Control Act relating to our NPDES permits at several mining operations in West Virginia. The consent decree was entered by the federal district court on April 30, 2009. The consent decree, among other things, requires us to implement an enhanced company-wide environmental management system, which includes regular compliance audits, electronic tracking and reporting, and annual training for all employees and contractors with environmental responsibilities. We could be subject to stipulated penalties in the future for failure to comply with certain permit requirements as well as certain other terms of the consent decree. Because our operations are complex and periodically experience exceedances of our permit limitations, it is possible that we will have to pay stipulated penalties in the future, but we do not expect the amounts of any such penalties to be material.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
     WVDEP Action
     In 2007, Hobet Mining LLC (Hobet), one of our subsidiaries, was sued for exceedances of effluent limits contained in four of its NPDES permits in state court in Boone County by the WVDEP. We refer to this case as the WVDEP Action. The WVDEP Action was resolved by a settlement and consent order entered in the Boone County circuit court on September 5, 2008. As part of the settlement, we paid approximately $1.5 million in civil penalties, with the final payment made in July 2009. The settlement also required us to complete supplemental environmental projects, to gradually reduce selenium discharges from our Hobet Job 21 surface mine, to achieve full compliance with our NPDES permits by April 2010 and to study potential treatment alternatives for selenium.
     On October 8, 2009, a motion to enter a modified settlement and consent order was submitted to the Boone County circuit court. This motion to modify the settlement and consent order was jointly filed by Patriot and the WVDEP. On December 3, 2009, the Boone County circuit court approved and entered a modified settlement and consent order to, among other things, extend coverage of the September 5, 2008 settlement and consent order to two additional permits and extend the date to achieve full compliance with our NPDES permits from April 2010 to July 2012.
     Selenium Matters
     In 2007, Apogee Coal Company (Apogee), one of our subsidiaries, was sued in the U.S. District Court for the Southern District of West Virginia (U.S. District Court) by the Ohio Valley Environmental Coalition, Inc. (OVEC) and another environmental group (pursuant to the citizen suit provisions of the Clean Water Act). We refer to this lawsuit as the Federal Apogee Case. This lawsuit alleged that Apogee had violated water discharge limits for selenium set forth in one of its NPDES permits. The lawsuit sought fines and penalties as well as injunctions prohibiting Apogee from further violating laws and its permit.
     In 2008, OVEC and another environmental group filed a lawsuit against Hobet and WVDEP in the U.S. District Court (pursuant to the citizen suit provisions of the Clean Water Act). We refer to this case as the Federal Hobet Case and it is very similar to the Federal Apogee Case. Additionally, the Federal Hobet Case involved the same four NPDES permits that were the subject of the WVDEP Action in state court. However, the Federal Hobet Case focused exclusively on selenium exceedances in permitted water discharges, while the WVDEP Action addressed all effluent limits, including selenium, established by the permits.
     On March 19, 2009, the U.S. District Court approved two separate consent decrees, one between Apogee and the plaintiffs and the other between Hobet and the plaintiffs. The consent decrees extended the deadline to comply with water discharge limits for selenium to April 5, 2010 and added interim reporting requirements up to that date. We agreed to undertake pilot projects at Apogee and Hobet involving reverse osmosis technology along with interim reporting obligations and to comply with our NPDES permit’s water discharge limits for selenium by April 5, 2010. We continue to install treatment systems at various permitted outfalls, but we were unable to comply with selenium discharge limits by April 5, 2010 due to the ongoing inability to identify a treatment system that can remove selenium sustainably, consistently and uniformly under all variable conditions experienced at our mining operations. The potential solutions to address selenium discharges that we, and our consultants, have evaluated to date have not proven feasible, particularly at larger scale operations, due to a range of problems concerning technological issues, prohibitive implementation costs and other issues. While we are actively continuing to explore options, there can be no assurance as to when a definitive solution will be identified and implemented. On February 26, 2010 we filed a motion requesting a hearing to discuss the modification of the March 19, 2009 consent decrees to, among other things, extend the compliance deadlines to July 2012 in order to continue our efforts to identify viable treatment alternatives. A hearing date has not been scheduled on this motion.
     In March 2010, the U.S. District Court permitted a lawsuit to proceed that was filed in October 2009 by OVEC and other environmental groups against Hobet, which challenged the validity of the inclusion of one of the additional permits within the scope of the WVDEP Action modified settlement and consent order and alleged that Hobet has in the past, and continues to, violate effluent limitations for selenium in an NPDES permit and a Surface Mining Control and Reclamation Act (SMCRA) permit for Surface Mine No. 22 and seeking injunctive relief. The U.S. District Court has yet to issue final rulings in this matter.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
     In addition, on April 18, 2010, the plaintiffs in the Federal Apogee Case filed a motion asking the court to issue an order to show cause why Apogee should not be found in civil contempt for its failure to comply with the terms and conditions of the March 19, 2009 consent decrees. The remedies sought by the plaintiffs include the imposition of per diem and other fines as well as an obligation to pay plaintiffs’ attorneys fees. A hearing date has not been scheduled on this motion.
     Any failure to meet the deadlines set forth in the March 2009 consent decrees or established by the federal government or the State of West Virginia or to otherwise comply with selenium limits in our permits could result in further litigation against us, an inability to obtain new permits or to maintain existing permits, and the imposition of significant and material fines and penalties or other costs and could otherwise materially adversely affect our results of operations, cash flows and financial condition.
     We estimated the costs to treat our selenium discharges in excess of allowable limits at a net present value of $98.8 million and $96.0 million at March 31, 2010 and December 31, 2009, respectively. This liability reflects the estimated total costs of the treatment systems we have been installing and maintaining with the goal of meeting the requirements of current court orders, consent decrees and mining permits. This estimate was prepared considering the dynamics of current legislation, capabilities of currently available technology and our planned remediation strategy. Future changes to legislation, findings from current research initiatives and the pace of future technological progress could result in costs that differ from our current estimates, which could have a material adverse affect on our results of operations, cash flows and financial condition. The current portion of the estimated liability is included in “Trade accounts payable and accrued expenses” and the long-term portion is recorded in “Other noncurrent liabilities” on our consolidated balance sheets.
     We and other surface mining companies are currently operating pursuant to other NPDES permits for which selenium limits were scheduled to go into effect on or around April 5, 2010. We have filed administrative appeals and judicial actions which we believe effectively extend those deadlines. Nonetheless, we have received notices of intent to file citizen suits for violations of the Clean Water Act, SMCRA and the relevant permits from a group consisting of the Sierra Club, OVEC and the West Virginia Highlands Conservancy. As a result of the foregoing, we anticipate that we may become a party to additional litigation relating to selenium effluent limits affecting our surface mining operations.
     We may incur costs relating to these lawsuits and possible additional fines and penalties relating to selenium matters. As a result of these ongoing litigation matters and federal regulatory initiatives related to water quality standards that affect valley fills, impoundments and other mining practices, including the selenium discharge matters described above, the process of applying for new permits has become more time-consuming and complex, the review and approval process is taking longer, and in certain cases, new permits may not be issued.
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
     Although waste substances generated by coal mining and processing are generally not regarded as hazardous substances for the purposes of CERCLA and similar legislation, and are generally covered by the SMCRA, some products used by coal companies in operations, such as chemicals, and the disposal of these products are governed by CERCLA. Thus, coal mines currently or previously owned or operated by us, and sites to which we have sent waste materials, may be subject to liability under CERCLA and similar state laws. A predecessor of one of our subsidiaries has been named as a potentially responsible party at a third-party site, but given the large number of entities involved at the site and our anticipated share of expected cleanup costs, we believe that its ultimate liability, if any, will not be material to our financial condition and results of operations.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
     Flood Litigation
     2001 Flood Litigation
     One of our subsidiaries, Catenary Coal Company, LLC (Catenary), has been named as a defendant, along with various other property owners, coal companies, timbering companies and oil and natural gas companies, in connection with alleged damages arising from flooding that occurred on July 8, 2001 in various watersheds, primarily located in southern West Virginia (referred to as the 2001 flood litigation). Pursuant to orders from the West Virginia Supreme Court of Appeals, the cases are being handled as mass litigation, and a panel of three judges was appointed (the Mass Litigation Panel) to handle the matters that have been divided between the judges pursuant to the various watersheds. In December 2009, an agreement was reached to settle this litigation. On April 19, 2010, the confidential settlement was finalized and approved by the Mass Litigation Panel and the cases were dismissed.
     2004 Flood Litigation
     In 2006, Hobet and Catenary were named as defendants along with various other property owners, coal companies, timbering companies and oil and natural gas companies, arising from flooding that occurred on May 30, 2004 in various watersheds, primarily located in southern West Virginia. This litigation is pending before two different judges in the Circuit Court of Logan County, West Virginia. In the first action, the plaintiffs have asserted that (i) Hobet failed to maintain an approved drainage control system for a pond on land near, on, and/or contiguous to the sites of flooding; and (ii) Hobet participated in the development of plans to grade, blast, and alter the land near, on, and/or contiguous to the sites of the flooding. Hobet has filed a motion to dismiss both claims based upon the assertion that insufficient facts have been stated to support the claims of the plaintiffs.
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
     Other Litigation and Investigations
     Apogee has been sued, along with eight other defendants, including Monsanto Company, Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. The lawsuits were filed in October 2007, but not served on Apogee until February 2008, and each of the 77 lawsuits are identical except for the named plaintiff. In December 2009, Apogee was served with 165 additional lawsuits with the same allegations as the original 77 lawsuits. They each allege personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of March 31, 2010, 44 of the original 77 lawsuits have been dismissed. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
     We are a defendant in litigation involving Peabody Energy Corporation (Peabody), the parent of certain of our subsidiaries prior to our 2007 spin-off, in relation to their negotiation and June 2005 sale of two properties previously owned by two of our subsidiaries. Environmental Liability Transfer, Inc. (ELT) and its subsidiaries commenced litigation against these subsidiaries in the Circuit Court of the City of St. Louis in the State of Missouri alleging, among other claims, fraudulent misrepresentation, fraudulent omission, breach of duty and breach of contract. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot and Peabody are treating the case as a joint action with joint representation and equal sharing of costs. Peabody and Patriot filed counterclaims against the plaintiffs in connection with the sales of both properties. Motions for summary judgment on the complaint and counterclaim have been filed by Peabody and Patriot and are pending. A trial date has been preliminarily set for February 2011. The claim filed is for $40 million in actual damages, in addition to punitive damages. We are unable to predict the likelihood of success of the plaintiffs’ claims, though we intend to vigorously defend ourselves against all claims.
     A predecessor of one of our subsidiaries operated the Eagle No. 2 mine located near Shawneetown, Illinois from 1969 until closure of the mine in July 1993. In March 1999, the State of Illinois brought a proceeding before the Illinois Pollution Control Board against the subsidiary alleging that groundwater contamination due to leaching from a coal waste pile at the mine site violated state standards. The subsidiary has developed a remediation plan with the State of Illinois and is in litigation before the Illinois Pollution Control Board with the Illinois Attorney General’s office with respect to its claim for a civil penalty of $1.3 million.
     One of our subsidiaries is a defendant in several related lawsuits filed in the Circuit Court of Boone County, West Virginia. As of March 31, 2010, there were 139 related lawsuits filed by approximately 366 plaintiffs. In addition to our subsidiary, the lawsuits name Peabody and other coal companies with mining operations in Boone County. The plaintiffs in each case allege contamination of their drinking water wells over a period in excess of 30 years from coal mining activities in Boone County, including underground coal slurry injection and coal slurry impoundments. The lawsuits seek property damages, personal injury damages and medical monitoring costs. The Boone County Public Service Commission is in the process of installing public water lines and all plaintiffs should have access to public water by June 2010. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot is indemnifying and defending Peabody in this litigation. In December 2009, we filed a third-party complaint against our current and former insurance carriers seeking coverage for this litigation under the applicable insurance policies. The lawsuits have been settled subject to court approval and are fully reserved.
     In late January 2010, the U.S. Attorney’s office and the State of West Virginia began investigations relating to one or more of our employees making inaccurate entries in official mine records at our Federal No. 2 mine. We are investigating this matter internally and we have terminated one employee. The terminated employee subsequently admitted to falsifying inspection records and is cooperating with the U.S. Attorney’s office. On April 21, 2010, we received a federal subpoena requesting methane detection systems equipment used at our Federal No. 2 mine since July 2008 and the results of tests performed on the equipment since that date.
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
(15) Guarantees
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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
(16) Related Party Transactions
     ArcLight Energy Partners Fund I L.P. (ArcLight) is a significant stockholder of Patriot due to its former ownership of Magnum. In January 2007, ArcLight purchased from a third party rights to a royalty stream based on coal mined on certain properties and then leased the rights to one of Magnum’s operations. Royalty payments to ArcLight for the three months ended March 31, 2010 and 2009, respectively were approximately $325,000 and $110,000.
(17) Subsequent Events
     In April 2010, the borrowing capacity on our accounts receivable securitization program was expanded by $50 million, bringing our total borrowing capacity to $125 million.
     In April 2010, we received commitments to amend and restate our credit facility to, among other things, extend the maturity date and adjust capacity, pending the realization of certain events. The amendment and restatement is subject to certain closing conditions.
(18) Supplemental Guarantor/Non-Guarantor Financial Information
     The following tables present condensed consolidating financial information for: (a) Patriot Coal Corporation (the “Parent”) on a stand-alone basis; (b) the guarantors under our shelf registration statement (“Guarantor Subsidiaries”) on a combined basis and (c) the Non-Guarantor Entity, Patriot Coal Receivables (SPV) Ltd., on a stand-alone basis. Each Guarantor Subsidiary is wholly-owned by Patriot Coal Corporation. Any guarantees will be from each of the Guarantor Subsidiaries and will be full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries will be jointly, severally and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to potential investors.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2010
			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Entity	Eliminations	Consolidated
	(Dollars in thousands)

Revenues
Sales	$—	$464,208	$—	$—	$464,208
Other revenues	—	3,049	—	—	3,049

Total revenues	—	467,257	—	—	467,257
Costs and expenses
Operating costs and expenses	93	433,398	—	—	433,491
Income from equity affiliates	(25,221)	(448)	—	25,221	(448)
Depreciation, depletion and amortization	544	49,068	—	—	49,612
Reclamation and remediation obligation expense	—	10,846	—	—	10,846
Sales contract accretion	—	(25,308)	—	—	(25,308)
Selling and administrative expenses	12,739	35	—	—	12,774
Net gain on disposal or exchange of assets	—	(23,796)	—	—	(23,796)

Operating profit	11,845	23,462	—	(25,221)	10,086
Interest expense	7,586	1,446	75	(75)	9,032
Interest income	(2)	(3,440)	(75)	75	(3,442)

Income before income taxes	4,261	25,456	—	(25,221)	4,496
Income tax provision	—	235	—	—	235

Net income	$4,261	$25,221	$—	$(25,221)	$4,261

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Revenues
Sales	$—	$522,838	$—	$522,838
Other revenues	—	6,098	—	6,098

Total revenues	—	528,936	—	528,936
Costs and expenses
Operating costs and expenses	—	494,977	—	494,977
(Income) loss from equity affiliates	(52,055)	231	52,055	231
Depreciation, depletion and amortization	549	54,430	—	54,979
Reclamation and remediation obligation expense	—	6,451	—	6,451
Sales contract accretion	—	(77,807)	—	(77,807)
Selling and administrative expenses	11,784	1,102	—	12,886
Net gain on disposal or exchange of assets	—	(30)	—	(30)

Operating profit	39,722	49,582	(52,055)	37,249
Interest expense	7,581	1,012	—	8,593
Interest income	(2)	(3,485)	—	(3,487)

Income before income taxes	32,143	52,055	(52,055)	32,143
Income tax provision	—	—	—	—

Net income	$32,143	$52,055	$(52,055)	$32,143

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2010
			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Entity	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$26,017	$472	$—	$—	$26,489
Accounts receivable and other, net	152	157,027	120,764	(120,764)	157,179
Inventories	—	95,518	—	—	95,518
Prepaid expenses and other current assets	3,300	20,332	—	—	23,632

Total current assets	29,469	273,349	120,764	(120,764)	302,818
Property, plant, equipment and mine development
Land and coal interests	—	2,902,920	—	—	2,902,920
Buildings and improvements	1,737	395,431	—	—	397,168
Machinery and equipment	16,434	636,274	—	—	652,708
Less accumulated depreciation, depletion and amortization	(12,631)	(766,039)	—	—	(778,670)

Property, plant, equipment and mine development, net	5,540	3,168,586	—	—	3,174,126
Notes receivable	—	103,051	—	—	103,051
Investments, intercompany and other assets	1,349,245	(145,394)	—	(1,168,623)	35,228

Total assets	$1,384,254	$3,399,592	$120,764	$(1,289,387)	$3,615,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$—	$7,156	$—	$—	$7,156
Trade accounts payable, accrued expenses and other	15,388	392,781	120,764	(120,764)	408,169
Below market sales contracts acquired	—	136,155	—	—	136,155

Total current liabilities	15,388	536,092	120,764	(120,764)	551,480
Long-term debt, less current maturities	169,573	28,842	—	—	198,415
Asset retirement obligations	—	248,692	—	—	248,692
Workers’ compensation obligations	—	207,095	—	—	207,095
Accrued postretirement benefit costs	678	1,172,539	—	—	1,173,217
Obligation to industry fund	—	41,325	—	—	41,325
Below market sales contracts acquired, noncurrent	—	139,157	—	—	139,157
Other noncurrent liabilities	1,738	110,340	—	—	112,078

Total liabilities	187,377	2,484,082	120,764	(120,764)	2,671,459
Stockholders’ equity	1,196,877	915,510	—	(1,168,623)	943,764

Total liabilities and stockholders’ equity	$1,384,254	$3,399,592	$120,764	$(1,289,387)	$3,615,223

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2009
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents	$26,574	$524	$—	$27,098
Accounts receivable and other, net	—	188,897	—	188,897
Inventories	—	81,188	—	81,188
Prepaid expenses and other current assets	2,696	11,670	—	14,366

Total current assets	29,270	282,279	—	311,549
Property, plant, equipment and mine development
Land and coal interests	—	2,864,225	—	2,864,225
Buildings and improvements	1,737	394,712	—	396,449
Machinery and equipment	16,314	615,301	—	631,615
Less accumulated depreciation,depletion and amortization	(12,045)	(718,990)	—	(731,035)

Property, plant, equipment and mine development, net	6,006	3,155,248	—	3,161,254
Notes receivable	—	109,137	—	109,137
Investments, intercompany and other assets	1,340,392	(160,764)	(1,143,405)	36,223

Total assets	$1,375,668	$3,385,900	$(1,143,405)	$3,618,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$—	$8,042	$—	$8,042
Trade accounts payable and accrued expenses	20,083	386,268	—	406,351
Below market sales contracts acquired	—	150,441	—	150,441

Total current liabilities	20,083	544,751	—	564,834
Long-term debt, less current maturities	167,501	30,450	—	197,951
Asset retirement obligations	—	244,518	—	244,518
Workers’ compensation obligations	—	193,719	—	193,719
Accrued postretirement benefit costs	564	1,169,417	—	1,169,981
Obligation to industry fund	—	42,197	—	42,197
Below market sales contracts acquired, noncurrent	—	156,120	—	156,120
Other noncurrent liabilities	1,536	111,813	—	113,349

Total liabilities	189,684	2,492,985	—	2,682,669
Stockholders’ equity	1,185,984	892,915	(1,143,405)	935,494

Total liabilities and stockholders’ equity	$1,375,668	$3,385,900	$(1,143,405)	$3,618,163

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2010
			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Entity	Eliminations	Consolidated
	(Dollars in thousands)

Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(18,262)	$50,372	$—	$—	$32,110

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(78)	(35,052)	—	—	(35,130)
Additions to advance mining royalties	—	(5,177)	—	—	(5,177)
Proceeds from disposal or exchange of assets	—	400	—	—	400
Proceeds from notes receivable	—	9,500	—	—	9,500

Net cash used in investing activities	(78)	(30,329)	—	—	(30,407)

Cash Flows From Financing Activities
Long-term debt payments	—	(2,494)	—	—	(2,494)
Deferred financing costs	(900)	—	—	—	(900)
Proceeds from employee stock purchases	1,082	—	—	—	1,082
Intercompany transactions	17,602	(17,602)	—	—	—

Net cash provided by (used in) financing activities	17,784	(20,096)	—	—	(2,312)

Net decrease in cash and cash equivalents	(556)	(53)	—	—	(609)
Cash and cash equivalents at beginning of period	26,574	524	—	—	27,098

Cash and cash equivalents at end of period	$26,018	$471	$—	$—	$26,489

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Cash Flows From Operating Activities
Net cash used in operating activities	$(14,288)	$(4,908)	$—	$(19,196)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(209)	(18,833)	—	(19,042)
Additions to advance mining royalties	—	(3,101)	—	(3,101)
Proceeds from disposal or exchange of assets	—	3,958	—	3,958
Other	—	66	—	66

Net cash used in investing activities	(209)	(17,910)	—	(18,119)

Cash Flows From Financing Activities
Long-term debt payments	—	(2,024)	—	(2,024)
Proceeds from employee stock purchases	667	—	—	667
Short-term borrowings	42,000	—	—	42,000
Intercompany transactions	(24,603)	24,603	—	—

Net cash provided by financing activities	18,064	22,579	—	40,643

Net increase (decrease) in cash and cash equivalents	3,567	(239)	—	3,328
Cash and cash equivalents at beginning of period	1,957	915	—	2,872

Cash and cash equivalents at end of period	$5,524	$676	$—	$6,200

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable but are subject to a wide range of uncertainties, and business risks and actual risks may differ materially from those discussed in the statements. Among the factors that could cause actual results to differ materially are:
•	price volatility and demand, particularly in higher margin products;

•	geologic, equipment and operational risks associated with mining;

•	changes in general economic conditions, including coal, power and steel market conditions;

•	availability and costs of competing energy resources;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

•	environmental laws and regulations and changes in the interpretation or enforcement thereof, including those affecting our operations and those affecting our customers’ coal usage;

•	developments in greenhouse gas emission regulation and treatment, including any development of commercially successful carbon capture and storage techniques or market-based mechanisms, such as a cap-and-trade system, for regulating greenhouse gas emissions;

•	coal mining laws and regulations;

•	labor availability and relations;

•	the outcome of pending or future litigation;

•	changes in the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations;

•	changes to contribution requirements to multi-employer retiree healthcare and pension plans;

•	reductions of purchases or deferral of shipments by major customers;

•	availability and costs of credit, surety bonds and letters of credit;

•	customer performance and credit risks;

•	inflationary trends, including those impacting materials used in our business;

•	worldwide economic and political conditions;

•	downturns in consumer and company spending;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	difficulty in implementing our business strategy;

•	our ability to replace proven and probable coal reserves;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	our ability to respond to changing customer preferences;

•	our dependence on Peabody Energy for a significant portion of our revenues;

•	failure to comply with debt covenants;

•	the effects of mergers, acquisitions and divestitures, including our ability to successfully integrate mergers and acquisitions;

•	weather patterns affecting energy demand;

•	competition in our industry;

•	interest rate fluctuation;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings set forth in Part I, Item 3 of our 2009 Annual Report on Form 10-K and Part II, Item 1 of this report.
     These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our 2009 Annual Report on Form 10-K and in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in, contemplated or implied by our forward-looking statements. We do not undertake any obligation (and expressly disclaim any such obligation) to update or revise the forward-looking statements, except as required by federal securities laws.
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
     Our operations consist of fourteen mining complexes, which include company-operated mines, contractor-operated mines and coal preparation facilities. The Appalachia and Illinois Basin segments consist of our operations in West Virginia and Kentucky, respectively. We control approximately 1.8 billion tons of proven and probable coal reserves. Our proven and probable coal reserves include metallurgical coal and medium and high Btu thermal coal, with low, medium and high sulfur content.
     We ship coal to electric utilities, industrial users, steel mills and independent coke producers. In the first three months of 2010, we sold 7.6 million tons of coal, of which 78% was sold to domestic electric utilities and industrial customers and 22% was sold to domestic and global steel and coke producers. In 2009, we sold 32.8 million tons of coal, of which 83% was sold to domestic electric utilities and industrial customers and 17% was sold to domestic and global steel and coke producers. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.
     Our mining operations and coal reserves are as follows:
•	Appalachia. In southern West Virginia, we have ten mining complexes located in Boone, Clay, Lincoln, Logan and Kanawha counties, and in northern West Virginia, we have one complex located in Monongalia County. In Appalachia, we sold 5.9 million and 25.8 million tons of coal in the three months ended March 31, 2010 and the year ended December 31, 2009, respectively. As of December 31, 2009, we controlled 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 488 million tons were assigned to current operations.

•	Illinois Basin. In the Illinois Basin, we have three complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 1.7 million and 7.0 million tons of coal in the three months ended March 31, 2010 and the year ended December 31, 2009, respectively. As of December 31, 2009, we controlled 646 million tons of proven and probable coal reserves in the Illinois Basin, of which 126 million tons were assigned to current operations.

Results of Operations
     Adjusted EBITDA
     The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as net income (loss) before deducting interest income and expense; income taxes; reclamation and remediation obligation expense; depreciation, depletion and amortization; and net sales contract accretion. Net sales contract accretion represents contract accretion excluding back-to-back coal purchase and sales contracts. The contract accretion on the back-to-back coal purchase and sales contracts reflects the accretion related to certain coal purchase and sales contracts existing on July 23, 2008, whereby Magnum purchased coal from third parties to fulfill tonnage commitments on sales contracts. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. We believe that in our industry such information is a relevant measurement of a company’s operating financial performance. Because Adjusted EBITDA and Segment Adjusted EBITDA are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but also excludes selling, general and administrative expenses, past mining obligation expense and gain on disposal or exchange of assets and is reconciled to its most comparable measure below under Net Income. Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Note 12 to our unaudited condensed consolidated financial statements.
Three Months Ended March 31, 2010 Compared to March 31, 2009
     Summary
     Our Segment Adjusted EBITDA for the three months ended March 31, 2010 increased compared to the prior year primarily due to cost savings resulting from the suspension of certain higher cost mining operations in 2009. In 2009, we implemented a strategic response to the then weakened coal markets. As a result, we suspended certain mining operations, which in certain circumstances remained suspended through the first quarter of 2010.
     Our Federal mine temporarily suspended active mining operations for a portion of February and March 2010, upon discovering potentially adverse atmospheric conditions in an abandoned area of the mine. As announced on March 8, 2010, we have resumed operations.

     Segment Results of Operations

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)

Tons Sold
Appalachia Mining Operations	5,849	6,639	(790)	(11.9)%
Illinois Basin Mining Operations	1,746	1,819	(73)	(4.0)%

Total Tons Sold	7,595	8,458	(863)	(10.2)%

Average sales price per ton sold
Appalachia Mining Operations	$66.74	$68.30	$(1.56)	(2.3)%
Illinois Basin Mining Operations	42.28	38.14	4.14	10.9%

Revenue
Appalachia Mining Operations	$390,380	$453,456	$(63,076)	(13.9)%
Illinois Basin Mining Operations	73,828	69,382	4,446	6.4%
Appalachia Other	3,049	6,098	(3,049)	(50.0)%

Total Revenues	$467,257	$528,936	$(61,679)	(11.7)%

Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$322,566	$390,067	$(67,501)	(17.3)%
Illinois Basin Mining Operations	67,011	66,341	670	1.0%

Total Segment Operating Costs and Expenses	$389,577	$456,408	$(66,831)	(14.6)%

Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$70,863	$69,487	$1,376	2.0%
Illinois Basin Mining Operations	6,817	3,041	3,776	124.2%

Total Segment Adjusted EBITDA	$77,680	$72,528	$5,152	7.1%

(1)	Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $433.0 million and $495.2 million less past mining operations of $43.4 million and $37.8 million for the three months ended March 31, 2010 and 2009, respectively, as described below, and less back-to-back contract accretion of $1.0 million for the three months ended March 31, 2009.
     Tons Sold and Revenues
     Revenues in the Appalachia segment were lower in the three months ended March 31, 2010 compared to the prior year primarily related to the 2009 suspension of various mines, including the Samples mine, as well as other production cuts, driven by lower demand for thermal and high-quality metallurgical coal. Additionally, we experienced lower average sales prices in the first quarter of 2010 from metallurgical coal contracts priced in a less favorable pricing environment. These decreases were partially offset by higher revenue in the first quarter of 2010 from crossover metallurgical coal, which was previously sold as thermal coal, primarily from our Panther mining complex.
     Sales volumes in the Appalachia segment decreased in the three months ended March 31, 2010 compared to the same period in 2009 primarily due to the suspension of certain mines driven by lower demand in 2009. This decrease was partially offset by improved production volumes at our Panther complex due to improvements from equipment installed during the third quarter of 2009 and the implementation of a revised mine plan.
     Revenues in the Illinois Basin segment were higher for the three months ended March 31, 2010 compared to the prior year primarily due to higher average sales prices. Sales volumes were comparable in the three months ended March 31, 2010 compared to the prior year.
     Appalachia Other revenue was lower for the three months ended March 31, 2010 compared to the prior year, in part due to cash settlements received in 2009 for reduced shipments as a result of renegotiated customer agreements.

     Segment Operating Costs and Expenses
     Segment operating costs and expenses for Appalachia decreased in the three months ended March 31, 2010 as compared to the prior year primarily due to decreased contract mining costs ($19.5 million) and labor costs ($18.4 million) related to the closing or idling of certain contractor-operated and company-operated mines in the second half of 2009. In addition, there were decreases in maintenance and repairs ($8.8 million) and fuel and explosives costs ($4.5 million) as compared to the prior year due to reducing production to more closely align with the demand for coal. Purchased coal expense ($8.7 million) also decreased in the first three months of 2010 as compared to the prior year as a result of more favorable pricing.
     Segment operating costs and expenses for the Illinois Basin increased in the three months ended March 31, 2010 as compared to the prior year due to increased contract service costs for additional repairs and maintenance.
     Segment Adjusted EBITDA
     Segment Adjusted EBITDA for Appalachia was slightly higher in the three months ended March 31, 2010 as compared to 2009, mainly reflecting the suspension or reduced production of certain mining operations, in particular some of our higher cost operations, in response to the economic recession experienced throughout much of 2009.
     Segment Adjusted EBITDA for the Illinois Basin increased in the three months ended March 31, 2010 from the prior year primarily due to higher average sales prices.
     Net Income

	Three Months Ended March 31,		Favorable (Unfavorable)
	2010	2009	$	%
	(Dollars in thousands)

Segment Adjusted EBITDA	$77,680	$72,528	$5,152	7.1%
Corporate and Other:
Past mining obligation expense	(43,466)	(37,800)	(5,666)	(15.0)%
Net gain on disposal or exchange of assets	23,796	30	23,766	N/A
Selling and administrative expenses	(12,774)	(12,886)	112	0.9%

Total Corporate and Other	(32,444)	(50,656)	18,212	36.0%

Depreciation, depletion and amortization	(49,612)	(54,979)	5,367	9.8%
Reclamation and remediation obligation expense	(10,846)	(6,451)	(4,395)	(68.1)%
Sales contract accretion, net	25,308	76,807	(51,499)	(67.0)%
Interest expense	(9,032)	(8,593)	(439)	(5.1)%
Interest income	3,442	3,487	(45)	(1.3)%

Income before income taxes	4,496	32,143	(27,647)	(86.0)%
Income tax provision	(235)	-	(235)	N/A

Net income	$4,261	$32,143	$(27,882)	(86.7)%

     Past mining obligations were higher in the three months ended March 31, 2010 than the corresponding period in the prior year primarily due to a lower discount rate and other unfavorable assumption changes utilized in our actuarially-based estimate for retiree healthcare and workers’ compensation obligations.
     Net gain on disposal or exchange of assets increased for the three months ended March 31, 2010 as compared to the corresponding period in the prior year due to a gain recorded on an exchange transaction in which we received rights to approximately 13 million tons of coal reserves contiguous to our Highland mining complex in the Illinois Basin. We recognized a gain of $24 million on this transaction.
     Depreciation, depletion and amortization decreased in the three months ended March 31, 2010 compared to the prior year primarily due to lower volumes associated with certain mines being closed or suspended in the second half of 2009.

     Reclamation and remediation obligation expense increased in the three months ended March 31, 2010 primarily due to remediation expense related to the liabilities assumed in the July 2008 Magnum acquisition, which was first recorded in June 2009 upon finalization of purchase accounting.
     Net sales contract accretion decreased in the three months ended March 31, 2010 primarily due to several contracts assumed in the Magnum acquisition that expired in the second half of 2009.
     Interest expense increased in the three months ended March 31, 2010 primarily due to the Blue Creek preparation plant capital lease that began in May 2009.
     For the three months ended March 31, 2010, we recorded an income tax provision of $0.2 million related to certain state taxes. No federal income tax provision was recorded due to our anticipated tax net operating loss for the year ended December 31, 2010, and the full valuation allowance recorded against deferred tax assets. No income tax provision was recorded for the three months ended March 31, 2009 due to our anticipated tax net operating loss for the year ending December 31, 2009 and the full valuation allowance recorded against deferred tax assets. The primary difference between book and taxable income for 2010 and 2009 is the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired with Magnum, with such amounts being included in the computation of book income but excluded from the computation of taxable income.
Outlook
     Market
     Market indicators are showing signs of increased strength in the metallurgical coal markets, while the thermal coal markets continue to struggle. Metallurgical coal markets are becoming more robust as 2010 progresses against the backdrop of growing global economies. A shortage of metallurgical coal, particularly in the Pacific Rim, is prompting steel manufacturers to turn to the U.S. coal producers to satisfy their coal requirements.
     Thermal coal markets remain challenged. Utility thermal coal inventory levels remain higher than their 5-year averages, and natural gas pricing continues to create competition for coal. We anticipate as the economy continues to recover, the demand for electricity will rise. As thermal coal demand returns, supply constraints may keep Central Appalachia thermal coal production at reduced levels.
     One potential cause of constrained supply may be the difficulty in obtaining mining permits. The U.S. Environmental Protection Agency recently issued comprehensive guidance relating to the issuance of surface mining permits, including new water conductivity standards to be used in the review of applications for future permits. This new guidance, along with the new conductivity standards, may make future permits more difficult to secure.
     Recent developments related to underground mining are expected to result in greater regulatory oversight, and may result in more stringent regulations and perhaps additional legislation. These developments add further uncertainty and may cause additional supply constraints, particularly in Central Appalachia. As the economy continues to recover, demand for power should rise. Increased demand, coupled with supply constraints, could result in Central Appalachia coming into balance as early as late 2010.
     Patriot Operations
     As discussed more fully under Item 1A. Risk Factors in our 2009 Annual Report on Form 10-K, our results of operations in the near-term could be negatively impacted by price volatility and demand; unforeseen adverse geologic conditions or equipment problems at mining locations; changes in general economic conditions; availability and costs of competing energy resources; the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation; existing or new environmental and coal mining laws and regulations and developments in the interpretation or enforcement thereof; labor availability and relations; the outcome of pending or future litigation; changes in the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations and contribution requirements to multi-employer retiree healthcare and pension plans; reductions of purchases or deferral of deliveries by major customers; the availability and costs of credit, surety bonds and letters of credit; customer performance and credit risks; supplier and contract miner performance and the unavailability of transportation for coal shipments.
     On a long-term basis, our results of operations could also be impacted by our ability to secure or acquire high-quality coal reserves; our ability to attract and retain skilled employees and contract miners; our ability to find replacement buyers for coal under contracts with comparable terms to existing contracts; and fluctuating prices of key supplies, mining equipment and commodities. Additionally, our cost to provide healthcare to eligible active employees and certain retirees could increase due to recent legislation.

     Potential legislation, regulation, treaties and accords at the local, state, federal and international level, and changes in the interpretation or enforcement of existing laws and regulations, have created uncertainty and could have a significant impact on demand for coal and our future operational and financial results. For example, increased scrutiny of surface mining could make it difficult to receive permits or could otherwise cause production delays in the future. The lack of proven technology to meet selenium discharge standards creates uncertainty as to the future costs of water treatment to comply with mining permits. The imminent regulation of carbon dioxide and other greenhouse gas emissions could have an adverse effect on the financial condition of our customers and significantly impact the demand for coal. See Item 1A. Risk Factors included in this report and in our 2009 Annual Report on Form 10-K for expanded discussion of these factors.
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
     We have the ability to adjust our future production levels as demand increases. We are currently finalizing plans to open the Black Oak metallurgical mine this fall. We have also advanced plans for additional metallurgical coal production, which will be processed through our existing infrastructure at our Rocklick, Kanawha Eagle and Logan County mining complexes.
     In 2010, we anticipate annual sales volumes in the range of 33.0 to 35.0 million tons, including approximately 7.5 million tons of metallurgical coal. This anticipated sales volume incorporates the impact of extended mid-year moves to relocate both the Federal and the Panther longwalls to new areas within each mine.
     Actual events and results may vary significantly from those included in, contemplated or implied by the forward-looking statements under Outlook. The guidance provided under the caption Outlook should be read in conjunction with the section entitled Cautionary Notice Regarding Forward Looking Statements and Item 1A. Risk Factors included in the report. For additional information regarding the risks and uncertainties that affect our business, see Item 1A. Risk Factors in our 2009 Annual Report on Form 10-K.
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
     Net cash provided by operating activities was $32.1 million for the three months ended March 31, 2010, compared to net cash used in operating activities of $19.2 million in the same period of 2009. The increase in cash provided by operating activities primarily related to changes in working capital of $43.6 million, primarily due to increased collections on accounts receivable.
     Net cash used in investing activities was $30.4 million for the three months ended March 31, 2010, compared to $18.1 million in the same period of 2009. The increase in cash used reflected an increase in capital expenditures of $16.1 million, additional advance mining royalties of $2.1 million and a decrease in cash proceeds from the disposal or exchange of assets of $3.6 million. These increases in cash used in investing activities were partially offset by additional proceeds from notes receivable of $9.5 million.
     Net cash used by financing activities was $2.3 million for the three months ended March 31, 2010, compared to net cash provided by financing activities of $40.6 million in the same period of 2009. The decrease in cash provided was primarily due to no short-term borrowings at March 31, 2010.

     Receivables Securitization
     In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade receivables to the creditors as collateral for any borrowings. As of the inception of the program and at March 31, 2010, we had commitments for up to $75 million of borrowing capacity. The availability under the program fluctuates with the balance of our trade accounts receivables. In April 2010, the borrowing capacity under the program was expanded by $50 million, bringing our total borrowing capacity to $125 million.
     Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the facilitating entity is consolidated into our financial statements. The facilitating entity was established solely to perform its obligations under this program and holds a note receivable from the creditors and a note payable to our subsidiaries for the outstanding trade accounts receivable balance at any given point in time, which is eliminated in consolidation. The outstanding trade accounts receivable balance was $120.7 million as of March 31, 2010. Any direct borrowings will be recorded as secured borrowings. As of March 31, 2010, there were no letters of credit or direct borrowings under this program.
     Credit Facility
     On October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which includes a $50 million swingline sub-facility and a letter of credit sub-facility. In July 2009, we increased our revolving credit facility by $22.5 million, bringing the total credit facility to $522.5 million. This facility is available for working capital requirements, capital expenditures and other corporate purposes. As of March 31, 2010, the balance of outstanding letters of credit issued against the credit facility totaled $359.5 million. There were no outstanding short-term borrowings on this facility as of March 31, 2010. Availability under the credit facility as of March 31, 2010 was $163.0 million. At March 31, 2010, we were in compliance with the covenants of our amended credit facility.
     Private Convertible Notes Issuance
     On May 28, 2008, Patriot completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013. We utilized an interest rate of 8.85% to reflect the nonconvertible market rate of our offering upon issuance, which resulted in a $44.7 million discount to the convertible note balance and an increase to “Additional paid-in capital” to reflect the value of the conversion feature. The nonconvertible market interest rate was based on an analysis of similar securities trading in the market at the pricing date of the issuance, taking into account company specific data such as credit spreads and implied volatility. In addition, we allocated the financing costs related to the issuance of the convertible instruments between the debt and equity components. We are amortizing the debt discount over the contractual life of the convertible notes, resulting in additional interest expense above the contractual coupon amount.
     At March 31, 2010, the debt discount was $30.4 million, resulting in a long-term convertible note balance of $169.6 million. At December 31, 2009, the debt discount was $32.5 million, resulting in a long-term convertible note balance of $167.5 million. For the three months ended March 31, 2010, interest expense for the convertible notes was $3.7 million, which included debt discount amortization of $2.1 million. For the three months ended March 31, 2009, interest expense for the convertible notes was $3.5 million, which included debt discount amortization of $1.9 million.
Newly Adopted Accounting Pronouncements
     Transfers of Financial Assets
     In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding the accounting for transfers of financial assets, which requires enhanced disclosures about the continuing risk exposure to a transferor resulting from its continuing involvement with transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. See the description of our asset securitization program in Liquidity and Capital Resources above.

     Consolidation
     In June 2009, the FASB issued authoritative guidance, which requires a company to perform a qualitative analysis to determine whether it has a controlling financial interest in a variable interest entity, including an assessment of the company’s power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This guidance is effective for fiscal years beginning after November 15, 2009. Upon adoption, we performed a qualitative assessment of our existing interests in joint ventures and determined that the joint ventures were not variable interest entities.
     Fair Value Disclosures
     In January 2010, the FASB issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at this time. See Note 7 for our fair value measurement disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Commodity Price Risk
     The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 83% of our sales volume under coal supply agreements with terms of one year or more during 2009. As of March 31, 2010 our total unpriced planned production for 2010 was up to 2.0 million tons. Unpriced volumes for 2011 will depend on finalization of production plans, taking into account demand and pricing.
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
     We have commodity risk related to our diesel fuel purchases. To manage this risk, we have entered into swap contracts with financial institutions. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. As of March 31, 2010, the notional amounts outstanding for these swaps included 10.7 million gallons of heating oil expiring throughout 2010 and 2.0 million gallons of heating oil expiring throughout 2011. For the last nine months of 2010, we expect to purchase approximately 17 million gallons of diesel fuel across all operations. Aside from these hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our operating costs for the remainder of 2010 by approximately $1.7 million.
     Credit Risk
     For the three months ended March 31, 2010, approximately 19% of our revenue was generated through sales to a marketing affiliate of Peabody, and we will continue to supply coal to Peabody on a contract basis as described above so Peabody can meet its commitments under pre-existing customer agreements sourced from our operations. The pre-existing customer arrangement between Patriot and Peabody with the longest term will expire on December 31, 2012. Our remaining sales are primarily made directly to electric utilities, industrial companies and steelmakers. Therefore, our concentration of credit risk is with Peabody, as well as electric utilities and steelmakers.
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

     Additionally, as of March 31, 2010, we had $136.3 million in notes receivable outstanding from a single counterparty, arising out of the sale of coal reserves and surface land. Each of these notes contains a cross-collaterization provision secured primarily by the underlying coal reserves and surface land.
Item 4. Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of March 31, 2010, and has concluded that the disclosure controls and procedures were adequate and effective as of such date.
     There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 14 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report relating to certain legal proceedings, which information is incorporated by reference herein.
Item 1A. Risk Factors
     Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A. Risk Factors in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009. The information below updates, and should be read in conjunction with, the risk factors and information disclosed under Item 1A. Risk Factors in the Form 10-K.
     Recent developments related to the regulation of surface coal mining operations could make it more difficult or increase our costs to receive new permits to mine coal in Appalachia.
     In March 2010, the U.S. Environmental Protection Agency (EPA) proposed a veto of a federal Clean Water Act permit held by another coal mining company for a surface mine in Appalachia. In explaining its position, the EPA cited significant and irreversible damage to wildlife and fishery resources and severe degradation of water quality caused by mining pollution. If the EPA’s proposed action is finalized, the permit will be invalidated. While our operations are not directly impacted, this could be an indication that other surface mining water permits could be subject to more substantial review in the future.
     On April 1, 2010 the EPA issued comprehensive guidance to provide clarification as to the water quality standards that should apply when reviewing Clean Water Act permit applications for Appalachian surface coal mining operations and of the EPA’s roles and expectations, in coordinating with their federal and state partners, to assure more consistent, effective and timely compliance by Appalachian surface coal mining operations with the provisions of the Clean Water Act, National Environmental Policy Act, and the Environmental Justice Executive Order. This guidance establishes threshold conductivity levels to be used as a basis for evaluating compliance with narrative water quality standards. Conductivity is a measure that reflects levels of salt, sulfides and other chemical constituents present in water. In order to obtain federal Clean Water Act permits for surface coal mining in Appalachia, as defined in the guidance, applicants must perform an evaluation to determine if a reasonable potential exists that the proposed mining would cause a violation of water quality standards, including narrative standards. The EPA Administrator has stated that these water quality standards may be difficult for most surface mining operations to meet. Additionally, the guidance contains requirements for avoidance and minimization of environmental impacts, mitigation of mining impacts, consideration of the full range of potential impacts on the environment, human health, and communities, including low-income or minority populations, and provision of meaningful opportunities for public participation in the permit process. In the future, to obtain necessary permits, we and other mining companies will be required to meet these requirements. We have begun to incorporate these new requirements into some of our current permit applications, however there can be no guarantee that we will be able to meet these or any other new standards with respect to our future permit applications.

     The U.S. Department of the Interior is also actively considering establishing, in the context of new permit applications under the Surface Mining Control and Reclamation Act (SMCRA), new standards for restoring mountaintops affected by surface mining, removing the rights of states to revise or grant exemptions to federal restoration standards and developing a federal definition of “material damage” to be used in the context of existing watershed area protections. It is also considering requiring surface mining companies to collect more information on the environmental health of watersheds near their operations, to monitor conditions before and after mining, and to change or close operations if unpermitted damage to the watersheds occurs.
     We are currently evaluating the impact of these recent developments on our current and future surface mining operations. These developments may make it more difficult or increase our costs to obtain future or maintain existing permits necessary to perform our surface mining operations, which could adversely affect our financial conditions, results of operations and cash flows.
     Recent healthcare legislation could adversely affect our financial condition and results of operations.
     In March 2010, the Patient Protection and Affordable Care Act (PPACA) was enacted, potentially impacting our costs to provide healthcare benefits to our eligible active and certain retired employees and workers’ compensation benefits related to occupational disease resulting from coal workers’ pneumoconiosis (black lung disease). The PPACA has both short-term and long-term implications on benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.
     In the short term, our healthcare costs could increase due to raising the maximum age for covered dependents to receive benefits, changes to benefits for occupational disease related illnesses, the elimination of lifetime dollar limits per covered individual and restrictions of annual dollar limits per covered individual, among other standard requirements. In the long term, our healthcare costs could increase due to a tax on “high cost” plans (excise tax) and the elimination of annual dollar limits per covered individual, among other standard requirements.
     Approximately 52% of our employees at our company operations were represented by an organized labor union at March 31, 2010. The healthcare benefits that we provide to our represented employees and retirees are stipulated by law and by labor agreements, which expire December 31, 2011. Healthcare benefit changes required by the healthcare legislation will be included in any new labor agreements.
     We are currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on our employee healthcare plans and the resulting costs. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, it is impractical to reasonably estimate the impact of the excise tax on our future healthcare costs or postretirement benefit obligation. Accordingly, as of March 31, 2010, we have not made any changes to our assumptions used to determine our postretirement benefit obligation. With the exception of the excise tax, we do not believe any other plan standard changes will be significant to our future healthcare costs for eligible active employees and our postretirement benefit obligation for certain retired employees. However, we will need to continue to evaluate the impact of the PPACA in future periods as additional information and guidance becomes available.
     While we anticipate that costs to provide healthcare to eligible active employees and certain retired employees will increase in future years, it is uncertain at this time how significant the increase will be. It is unknown what future changes will be implemented to the healthcare legislation, but the current legislation and any future laws could materially affect the cost to provide healthcare benefits for all employers, including us.
     The PPACA also amended previous legislation related to coal workers’ pneumoconiosis, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We were able to evaluate the impact of these changes to our current population of beneficiaries and claimants, resulting in an estimated $11.5 million increase to our obligation. As of March 31, 2010, we recorded this estimate as an increase to our workers’ compensation liability and a decrease to our actuarial gain included in “Accumulated other comprehensive loss” on our balance sheet and will adjust the amortization of the actuarial gain on a prospective basis beginning in the second quarter of 2010. As of March 31, 2010, we were not able to estimate the impact of this legislation on our obligations related to future claims due to uncertainty around the number of claims that will be filed and how impactful the new award criteria will be to these claim populations.

     Our mining operations are extensively regulated, which imposes significant costs on us, and future regulations or violations of regulations could increase those costs or limit our ability to produce coal.
     Federal and state authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, plants and wildlife, reclamation and restoration of mining properties after mining is completed, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Federal and state authorities inspect our operations, and given a recent accident at a competitor’s underground mine in Central Appalachia and related announcements by government authorities, we anticipate a significant increase in the frequency and scope of these inspections. Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state and/or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. In addition, significant legislation mandating specified benefits for retired coal miners affects our industry.
     In response to the accident mentioned above, federal and West Virginia authorities have announced special inspections of coal mines for, among other safety concerns, the accumulation of coal dust and the proper ventilation of gases such as methane. Certain of these inspections have already occurred. In addition, both the federal government and the state of West Virginia have announced that they are considering changes to mine safety rules and regulations, which could potentially result in or require additional or enhanced safety equipment, more frequent mine inspections, stricter enforcement practices and enhanced reporting requirements.
     In late January 2010, the U.S. Attorney’s office and the State of West Virginia began investigations relating to one or more of our employees regarding falsified readings of certain atmospheric conditions at our Federal No. 2 mine. We are investigating this matter internally and we have terminated one employee. The terminated employee subsequently admitted to falsifying inspection records and is cooperating with the U.S. Attorney’s office. On April 21, 2010, we received a federal subpoena requesting methane detection systems equipment used at our Federal No. 2 mine since July 2008 and the results of tests performed on the equipment since that date.
     The costs, liabilities and requirements associated with addressing the outcome of inspections and complying with these environmental, health and safety requirements are often significant and time-consuming and may delay commencement or continuation of exploration or production. New or revised legislation or administrative regulations (or new judicial or administrative interpretations or enforcement of existing laws and regulations), including proposals related to the protection of the environment or employee health and safety that would further regulate and tax the coal industry and/or users of coal, may also require us or our customers to change operations significantly or incur increased costs, which may materially adversely affect our mining operations and our cost structure. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. Additionally, the Mine Safety and Health Administration (MSHA) may order the temporary closure of mines in the event of certain violations of safety rules. Our customers may challenge our issuance of force majeure notices in connection with such closures. If these challenges are successful, we could be obligated to make up lost shipments, to reimburse customers for the additional costs to purchase replacement coal, or, in some cases, to terminate certain sales contracts. These factors could have a material adverse effect on our results of operations, cash flows and financial condition.
Item 6. Exhibits.
     See Exhibit Index on page 35 of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION
Date: April 26, 2010	By:	/s/ MARK N. SCHROEDER
Mark N. Schroeder
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.1	Purchase and Sale Agreement, dated as of March 2, 2010, among the Originators referred to therein, as sellers, Patriot Coal Corporation and Patriot Coal Receivables (SPV) Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 4, 2010).

10.2	Receivables Purchase Agreement, dated as of March 2, 2010, among Patriot Coal Receivables (SPV) Ltd., Patriot Coal Corporation, as Servicer, the LC Participants, Related Committed Purchasers, Uncommitted Purchasers and Purchaser Agents parties thereto from time to time and Fifth Third Bank, as Administrator and as issuer of letters of credit (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on March 4, 2010).

31.1*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Financial Officer.

*	Filed herewith.