Form 10-Q
period 2010-06-30
Patriot Coal CORP
filed 2010-08-06
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
There were 90,978,684 shares of common stock with a par value of $0.01 per share outstanding on July 30, 2010.

INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	1
Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	2
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	3
Notes to Unaudited Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 5. Other Information	40
Item 6. Exhibits	41
SIGNATURE	42
EXHIBIT INDEX	43
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share data)

Revenues
Sales	$533,800	$485,049	$998,008	$1,007,887
Other revenues	5,192	21,947	8,241	28,045

Total revenues	538,992	506,996	1,006,249	1,035,932

Costs and expenses
Operating costs and expenses	502,959	467,729	936,002	962,937
Depreciation, depletion and amortization	50,350	50,357	99,962	105,336
Reclamation and remediation obligation expense	11,004	7,611	21,850	14,062
Sales contract accretion	(33,735)	(60,721)	(59,043)	(138,528)
Restructuring and impairment charge	14,838	—	14,838	—
Selling and administrative expenses	13,198	11,360	25,972	24,246
Net gain on disposal or exchange of assets	(17,759)	(4,031)	(41,555)	(4,061)

Operating profit (loss)	(1,863)	34,691	8,223	71,940
Interest expense	14,795	9,137	23,827	17,730
Interest income	(3,249)	(5,836)	(6,691)	(9,323)

Income (loss) before income taxes	(13,409)	31,390	(8,913)	63,533
Income tax provision	165	—	400	—

Net income (loss)	$(13,574)	$31,390	$(9,313)	$63,533

Weighted average shares outstanding
Basic	90,863,950	79,940,308	90,849,834	78,928,849
Effect of dilutive securities	1,288,633	138,299	1,284,798	150,417

Diluted	92,152,583	80,078,607	92,134,632	79,079,266

Earnings (loss) per share
Basic	$(0.15)	$0.39	$(0.10)	$0.80
Diluted	$(0.15)	$0.39	$(0.10)	$0.80
See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2010	December 31, 2009
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$239,182	$27,098
Accounts receivable and other, net of allowance for doubtful accounts of $141 as of June 30, 2010 and December 31, 2009	198,915	188,897
Inventories	81,844	81,188
Prepaid expenses and other current assets	20,501	14,366

Total current assets	540,442	311,549
Property, plant, equipment and mine development
Land and coal interests	2,847,392	2,864,225
Buildings and improvements	414,852	396,449
Machinery and equipment	660,736	631,615
Less accumulated depreciation, depletion and amortization	(755,364)	(731,035)

Property, plant, equipment and mine development, net	3,167,616	3,161,254
Notes receivable	93,256	109,137
Investments and other assets	54,047	36,223

Total assets	$3,855,361	$3,618,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$4,979	$8,042
Trade accounts payable and accrued expenses	408,934	406,351
Below market sales contracts acquired	112,227	150,441

Total current liabilities	526,140	564,834
Long-term debt, less current maturities	448,259	197,951
Asset retirement obligations	249,836	244,518
Workers’ compensation obligations	210,347	193,719
Accrued postretirement benefit costs	1,176,413	1,169,981
Obligation to industry fund	40,442	42,197
Below market sales contracts acquired, noncurrent	123,408	156,120
Other noncurrent liabilities	138,409	113,349

Total liabilities	2,913,254	2,682,669
Stockholders’ equity
Common stock ($0.01 par value; 300,000,000 and 100,000,000 shares authorized; 90,863,950 and 90,319,939 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	909	903
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares outstanding at June 30, 2010 and December 31, 2009)	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009)	—	—
Additional paid-in capital	957,464	947,159
Retained earnings	227,295	236,608
Accumulated other comprehensive loss	(243,561)	(249,176)

Total stockholders’ equity	942,107	935,494

Total liabilities and stockholders’ equity	$3,855,361	$3,618,163

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$(9,313)	$63,533
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	99,962	105,336
Sales contract accretion	(59,043)	(138,528)
Impairment charge	2,823	—
Net gain on disposal or exchange of assets	(41,555)	(4,061)
Stock-based compensation expense	9,228	5,347
Changes in current assets and liabilities:
Accounts receivable	(9,618)	8,937
Inventories	(656)	(16,995)
Other current assets	(7,608)	(11,509)
Accounts payable and accrued expenses	(12,459)	193
Interest on notes receivable	(6,620)	(6,941)
Reclamation and remediation obligations	11,827	5,538
Workers’ compensation obligations	5,020	890
Accrued postretirement benefit costs	24,432	14,121
Obligation to industry fund	(1,455)	(1,606)
Restructuring charge, noncurrent	9,248	—
Other, net	6,585	(4,618)

Net cash provided by operating activities	20,798	19,637

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(63,692)	(34,819)
Additions to advance mining royalties	(9,465)	(7,081)
Proceeds from disposal or exchange of assets, net of notes receivable	1,384	4,768
Proceeds from notes receivable	22,100	—
Investment in joint ventures	(300)	—
Other	—	131

Net cash used in investing activities	(49,973)	(37,001)

Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	248,198	—
Deferred financing costs	(20,542)	—
Proceeds from coal reserve financing transaction	17,700	—
Long-term debt payments	(5,179)	(3,103)
Proceeds from equity offering, net of costs	—	89,132
Short-term debt payments	—	(23,000)
Proceeds from employee stock purchases	1,082	667

Net cash provided by financing activities	241,259	63,696

Net increase in cash and cash equivalents	212,084	46,332
Cash and cash equivalents at beginning of period	27,098	2,872

Cash and cash equivalents at end of period	$239,182	$49,204

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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
     Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Patriot and its subsidiaries. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments: Appalachia and the Illinois Basin. See Note 13 for our segment disclosures.
     The accompanying condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three and six months ended June 30, 2010 may not necessarily be indicative of the results for the year ending December 31, 2010.
(2) Newly Adopted Accounting Pronouncements
     Transfers of Financial Assets
     In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding the accounting for transfers of financial assets, which requires enhanced disclosures about the continuing risk exposure to a transferor resulting from its continuing involvement with transferred financial assets. We adopted this guidance effective January 1, 2010. See Note 3 for additional disclosures.
     Consolidation
     In June 2009, the FASB issued authoritative guidance requiring companies to perform a qualitative analysis to determine whether it has a controlling financial interest in a variable interest entity, including an assessment of the company’s power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. We adopted this guidance effective January 1, 2010. Upon adoption, we performed a qualitative assessment of our existing interests and determined that we held no interest in variable interest entities.
     Fair Value Disclosures
     In January 2010, the FASB issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at that time. See Note 15 for our fair value measurement disclosures.
(3) Receivables Securitization
     In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade receivables to creditors as collateral for any borrowings. At the inception of the program, we had commitments for up to $75 million of borrowing capacity. In April 2010, the borrowing capacity on our accounts receivable securitization program was expanded by $50 million, bringing our total borrowing capacity to $125 million. Available liquidity under the program fluctuates with the balance of our trade accounts receivables.
     Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the sale of the trade receivables to the creditors does not receive sale accounting treatment. As such, the trade accounts receivable balances remain on our financial statements until settled. Any direct borrowings will be recorded as secured debt. The outstanding trade accounts receivable balance was $160.4 million as of June 30, 2010. As of June 30, 2010, there were no letters of credit or direct borrowings under this program.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(4) Restructuring and Impairment Charge
     In the second quarter of 2010, we recorded a $14.8 million restructuring and impairment charge related to the June 2010 closure of the Harris No. 1 mine as a result of adverse geologic conditions and further rationalization of our operations at the Rocklick mining complex based on this early closure. The Harris No. 1 mine was nearing the end of its projected mining life and was scheduled for closure in 2011. The charge includes a $2.8 million non-cash, impairment component related to equipment and coal reserves that will be abandoned due to the mine closure. Additionally, the charge includes a restructuring component totaling $12.0 million for payment of obligations that will be made with no future economic benefit for remaining operational contracts, which provide for the use of a beltline and rights to coal reserves. Payments of these obligations will occur through the end of 2013. The current portion of the restructuring liability of $2.8 million is included in “Trade accounts payable and accrued expenses” and the long-term portion of $9.2 million is included in “Other noncurrent liabilities.”
(5) Net Gain on Disposal or Exchange of Assets and Other Commercial Transactions
     Net Gain on Disposal or Exchange of Assets
     In the normal course of business, we enter into certain exchange agreements swapping non-strategic coal mineral rights or other assets for coal mineral rights which are more strategic to our operations.
     In the second quarter of 2010, we entered into two separate agreements with other coal producers to exchange certain of our non-strategic coal mineral rights for certain of their coal mineral rights located near our Wells and Corridor G mining complexes. We recognized gains totaling $14.3 million on these transactions.
     Effective April 2010, we entered into an agreement to surrender our rights to non-strategic leased coal reserves and the associated mining permits at our Rocklick mining complex in exchange for the release of the related reclamation obligations. We recognized a gain of $2.8 million on the April 2010 transaction as a result of transferring the reclamation liability.
     In March 2010, we received approximately 13 million tons of coal mineral rights contiguous to our Highland mining complex in the Illinois Basin in exchange for non-strategic Illinois Basin coal reserves. We recognized a gain of $24.0 million on this transaction in the first quarter of 2010.
     In June 2009, we entered into an agreement to swap certain surface land for certain coal mineral rights and cash with another coal producer. We recognized a gain totaling $4.2 million on this transaction.
     These exchange transactions were recorded at fair value in accordance with authoritative guidance and, in some circumstances, as determined by a third-party valuation specialist. The valuations utilized primarily Level 3 inputs, as defined by authoritative guidance, in a discounted cash flows model including assumptions for future coal sales prices and operating costs. Level 3 inputs were utilized due to the lack of an active, quoted market for coal reserves and due to the inability to use other transaction comparisons because of the unique nature and location of each coal seam.
     Other Commercial Transactions
     Effective April 2010, we entered into an agreement to sell coal mineral rights at our Federal mining complex to a third party lessor and added them to an existing lease. In accordance with authoritative guidance, we recorded these transactions as a financing arrangement. Therefore, we recorded the $17.7 million cash consideration as a liability, with $1.2 million of the liability recorded in “Trade accounts payable and accrued expenses” and $16.5 million recorded in “Other noncurrent liabilities.” The liability will be accreted through interest expense over an expected lease term of approximately five years and will be relieved as we make future royalty payments.
     In February 2010, we entered into an agreement to purchase certain coal mineral rights from another coal producer. The purchase price of $10 million is included in “Property, plant, equipment and mine development” on the condensed consolidated balance sheets.
     Other revenues include payments from customer settlements, royalties related to coal lease agreements and farm income. In certain situations, we agreed to release certain metallurgical and thermal customers from receipt of committed tons in exchange for a cash settlement. In the second quarter of 2009, these cash settlements represented a significant portion of other revenue and operating profit.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
     We have interests in joint ventures that are accounted for under the equity method. The book value of our equity method investments was $22.4 million and $20.9 million as of June 30, 2010 and December 31, 2009, respectively. Our maximum exposure to loss is our book value plus additional future capital contributions, which in total for all of our joint ventures is capped at $8.8 million including additional commitments made during the six months ended June 30, 2010.
     In the second quarter of 2010, we agreed to provide a limited guaranty of the payment and performance under a loan entered into by one of our joint ventures. The loan was obtained to purchase equipment, which is pledged as collateral for the loan. In the event of default, we would be required to pay a maximum of $3.5 million. The maximum term of the loan is 60 months after August 2010 and the loan balance at June 30, 2010 was $2.5 million. At June 30, 2010, there was no carrying amount of the liability related to this guarantee on our condensed consolidated balance sheets based on the amount of exposure and the likelihood of required performance.
(6) Income Tax Provision
     For the three and six months ended June 30, 2010, we recorded an income tax provision of $0.2 and $0.4 million related to certain state taxes. For the three and six months ended June 30, 2009, no income tax provision was recorded. No federal income tax provision was recorded in 2010 or 2009 due to our anticipated tax net operating loss for the respective year and the full valuation allowance recorded against deferred tax assets. The primary difference between book and taxable income for 2010 and 2009 is the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired in the July 2008 Magnum acquisition, with such amounts being included in the computation of book income but excluded from the computation of taxable income.
(7) Earnings per Share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.
     For the three and six months ended June 30, 2010 and 2009, the effect of dilutive securities includes the impact of stock options and restricted stock units. For the three and six months ended June 30, 2010, 1.3 million shares related to share-based compensation awards were excluded from the diluted earnings per share calculation because they were anti-dilutive due to the net loss for those periods. For the three and six months ended June 30, 2009, 1.7 million shares and 2.1 million shares, respectively, related to share-based compensation awards were excluded from the diluted earnings per share calculation because they were anti-dilutive for those periods.
(8) Comprehensive Income (Loss)
     The following table sets forth the after-tax components of comprehensive income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income (loss)	$(13,574)	$31,390	$(9,313)	$63,533
Accumulated actuarial loss and prior service cost realized in net income	9,285	3,816	18,191	7,632
Unrealized loss on actuarially-determined liability (See Note 11)	—	—	(11,500)	—
Net change in fair value of diesel fuel hedge	(2,142)	7,629	(1,076)	7,769

Comprehensive income (loss)	$(6,431)	$42,835	$(3,698)	$78,934

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(9) Inventories
     Inventories consisted of the following:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

Materials and supplies	$43,213	$39,285
Saleable coal	23,111	28,255
Raw coal	15,520	13,648

Total	$81,844	$81,188

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
(10) Postretirement Benefit Costs
     Net periodic postretirement benefit costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost for benefits earned	$1,508	$1,024	$2,850	$2,046
Interest cost on accumulated postretirement benefit obligation	18,950	17,580	37,900	35,210
Amortization of actuarial loss	9,200	4,591	18,400	9,181
Amortization of prior service cost	(200)	(138)	(400)	(276)

Net periodic postretirement benefit costs	$29,458	$23,057	$58,750	$46,161

(11) Healthcare Legislation
     In March 2010, the Patient Protection and Affordable Care Act, and a companion bill, the Health Care and Education Reconciliation Act of 2010, (collectively, the 2010 healthcare legislation) were enacted, potentially impacting our costs to provide healthcare benefits to our eligible active and certain retired employees and workers’ compensation benefits related to occupational disease resulting from coal workers’ pneumoconiosis (black lung disease). The 2010 healthcare legislation has both short-term and long-term implications on healthcare benefit plan standards. Implementation of the 2010 healthcare legislation will occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.
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
     Approximately 50% of employees at our company operations were represented by an organized labor union at June 30, 2010. The healthcare benefits that we provide to our represented employees and retirees are stipulated by law and by labor agreements, which expire December 31, 2011. Healthcare benefit changes required by the 2010 healthcare legislation will be included in any new labor agreements.
     One provision of the 2010 healthcare legislation changes the tax treatment for Medicare drug subsidies. We are not impacted by this change, so this provision will have no effect on our results of operations.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
     We are currently analyzing the 2010 healthcare legislation to determine the full extent of the impact of the required plan standard changes on our employee healthcare plans and the resulting costs. Beginning in 2018, the 2010 healthcare legislation will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, it is impractical to reasonably estimate the impact of the excise tax on our future healthcare costs or postretirement benefit obligation. Accordingly, as of June 30, 2010, we have not made any changes to our assumptions used to determine our postretirement benefit obligation. With the exception of the excise tax, we do not believe any other plan standard changes will be significant to our future healthcare costs for eligible active employees and our postretirement benefit obligation for certain retired employees. However, we will need to continue to evaluate the impact of the 2010 healthcare legislation in future periods as additional information and guidance becomes available.
     The 2010 healthcare legislation also amended previous legislation related to coal workers’ pneumoconiosis, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We were able to evaluate the impact of these changes to our current population of beneficiaries and claimants, resulting in an estimated $11.5 million increase to our obligation. As of March 31, 2010, we recorded this estimate as an increase to our workers’ compensation liability and a decrease to the actuarial gain included in “Accumulated other comprehensive loss” on our balance sheet. We adjusted the amortization of the actuarial gain beginning in the second quarter of 2010. As of June 30, 2010, we were not able to estimate the impact of the 2010 healthcare legislation on our obligations related to future pneumoconiosis claims due to uncertainty around the number of claims that will be filed and how impactful the new award criteria will be to these claim populations.
(12) Long-Term Debt, Current and Noncurrent
     Our total indebtedness consisted of the following:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

8.25% Senior Notes due 2018	$248,235	$—
3.25% Convertible Senior Notes due 2013	171,690	167,501
Capital leases	23,907	28,039
Promissory notes	9,406	10,453

Total	453,238	205,993
Less current portion of debt	(4,979)	(8,042)

Long-term debt, less current maturities	$448,259	$197,951

 Credit Facility
     Effective October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which included a $50 million swingline sub-facility and a letter of credit sub-facility, subsequently amended for the Magnum acquisition and the issuance of the convertible notes. Effective May 5, 2010, we entered into an amended and restated Credit Agreement, which, among other things, extended the maturity date of the revolving credit facility and adjusted borrowing capacity. After the amendment and restatement, we have $427.5 million available under the revolving credit facility with a maturity date of December 31, 2013. We incurred total fees of $10.6 million in relation to the new agreement. These fees as well as the fees related to the initial agreement will be amortized over the remaining term of the amended and restated agreement. We wrote-off $0.6 million of the fees from the initial agreement due to changes to the syndication group.
     This facility is available for our working capital requirements, capital expenditures and other corporate purposes. As of June 30, 2010 and December 31, 2009, the balance of outstanding letters of credit issued against the credit facility totaled $334.5 million and $352.1 million, respectively. There were no outstanding short-term borrowings against this facility as of June 30, 2010 and December 31, 2009. Availability under the credit facility was $93.0 million and $170.4 million as of June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, we were in compliance with the covenants of our credit facility.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
     The obligations under our credit facility are secured by a first lien on substantially all of our assets, including but not limited to certain of our mines, coal reserves and related fixtures. The credit facility contains certain customary covenants, including financial covenants limiting our indebtedness (maximum net debt leverage ratio of 3.00) and requiring minimum EBITDA (as defined in the Credit Agreement) coverage of cash interest expense (minimum interest coverage ratio on a rolling four quarter basis of 3.00 from May 5, 2010 through the quarter ending December 31, 2010 and 3.50 for the quarter ending March 31, 2011 and thereafter), as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants. The terms of the credit facility also contain certain customary events of default, which give the lenders the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.
     Senior Notes Issuance
     On May 5, 2010, we completed a public offering of $250 million in aggregate principal amount of 8.25% Senior Notes due 2018. The net proceeds of the offering were approximately $240 million after deducting the initial $1.8 million discount, purchasers’ commissions and fees, and expenses of the offering. The net proceeds will be used for general corporate purposes, which could include capital expenditures for development of additional metallurgical coal production capacity, working capital, acquisitions, refinancing of other debt or other capital transactions. The discount will be amortized over the term of the notes.
     Interest on the notes is payable semi-annually in arrears on April 30 and October 30 of each year, beginning October 30, 2010. The notes mature on April 30, 2018, unless redeemed in accordance with their terms prior to such date. The notes are senior unsecured obligations and rank equally with all of our existing and future senior debt and are senior to any subordinated debt. The notes are guaranteed by the majority of our wholly-owned subsidiaries.
     The indenture governing the notes contains customary covenants that, among other things, limit our ability to incur additional indebtedness and issue preferred equity, pay dividends or distributions, repurchase equity or repay subordinated indebtedness, make investments or certain other restricted payments, create liens, sell assets, enter into agreements that restrict dividends, distributions or other payments from subsidiaries, enter into transactions with affiliates, and consolidate, merge or transfer all or substantially all of our assets. The indenture also contains certain customary events of default, which give the lenders the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to make principal payments or to make interest payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.
(13) Segment Information
     We report our operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of our mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining, preparation and sale of thermal coal, sold primarily to electric utilities. For the six months ended June 30, 2010 and 2009, our sales to electricity generators were 77% and 86%, respectively. Our sales to steel and coke producers were 23% and 14% for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, our revenues attributable to foreign countries, based on where the product was shipped, were $274.5 million and $145.0 million, respectively. We utilize underground and surface mining methods and produce coal with high and medium Btu content. Our operations have relatively short shipping distances from the mine to most of our domestic utility customers and certain metallurgical coal customers. “Corporate and Other” includes selling and administrative expenses, net gain on disposal or exchange of assets and costs associated with past mining obligations.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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
     Operating segment results for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
		Illinois	Corporate			Illinois	Corporate
	Appalachia	Basin	and Other	Total	Appalachia	Basin	and Other	Total
	(Dollars in thousands)
Revenues	$469,993	$68,999	$—	$538,992	$863,422	$142,827	$—	$1,006,249
Adjusted EBITDA	82,041	(1,533)	(39,914)	40,594	152,904	5,284	(72,358)	85,830
Additions to property, plant, equipment and mine development	25,351	3,115	96	28,562	48,993	14,525	174	63,692

	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
		Illinois	Corporate			Illinois	Corporate
	Appalachia	Basin	and Other	Total	Appalachia	Basin	and Other	Total
	(Dollars in thousands)
Revenues	$437,036	$69,960	$—	$506,996	$896,590	$139,342	$—	$1,035,932
Adjusted EBITDA	68,605	3,873	(41,540)	30,938	138,092	6,914	(92,196)	52,810
Additions to property, plant, equipment and mine development	13,566	1,809	402	15,777	30,856	3,352	611	34,819
     A reconciliation of Adjusted EBITDA to net income (loss) follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Total Adjusted EBITDA	$40,594	$30,938	$85,830	$52,810
Depreciation, depletion and amortization	(50,350)	(50,357)	(99,962)	(105,336)
Reclamation and remediation obligation expense	(11,004)	(7,611)	(21,850)	(14,062)
Sales contract accretion, net	33,735	61,721	59,043	138,528
Restructuring and impairment charge	(14,838)	—	(14,838)	—
Interest expense	(14,795)	(9,137)	(23,827)	(17,730)
Interest income	3,249	5,836	6,691	9,323
Income tax provision	(165)	—	(400)	—

Net income (loss)	$(13,574)	$31,390	$(9,313)	$63,533

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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
     We have commodity risk related to our diesel fuel purchases. To manage a portion of this risk, we entered into heating oil swap contracts with financial institutions. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. As of June 30, 2010, the notional amounts outstanding for these swaps included 7.1 million gallons of heating oil expiring throughout the remainder of 2010 and 5.0 million gallons of heating oil expiring throughout 2011. For the last six months of 2010, we expect to purchase approximately 11 million gallons of diesel fuel across all operations. For the three and six months ended June 30, 2010, we recognized a net gain of $0.1 million in earnings on settled contracts for both periods. For the three and six months ended June 30, 2009, we recognized a loss of $1.4 million and a loss of $3.5 million in earnings on settled contracts, respectively. Based on the analysis required by authoritative guidance, a portion of the fair value for the cash flow hedges was deemed ineffective for the three and six months ended June 30, 2010 and 2009, resulting in less than $0.1 million recorded directly to earnings in each of these periods.
     The following table presents the fair values of our derivatives and the amounts of unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss” related to fuel hedges in the condensed consolidated balance sheets. See Note 8 for the impact of our fuel hedges on comprehensive income.

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

Fair value of current fuel contracts (Prepaid expenses and other current assets)	$936	$2,021
Fair value of noncurrent fuel contracts (Investments and other assets)	117	—
Fair value of current fuel contracts (Trade accounts payable and accrued expenses)	1,046	986
Fair value of noncurrent fuel contracts (Other noncurrent liabilities)	48	—
Net unrealized gains from fuel hedges, net of tax (Accumulated other comprehensive loss)	(41)	1,035
     We utilized New York Mercantile Exchange (NYMEX) quoted market prices for the fair value measurement of these contracts, which reflects a Level 2 input.
(15) Fair Value of Financial Instruments
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
     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments. The fair value of notes receivable approximates the carrying value as of June 30, 2010.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
     The following table summarizes the fair value of our remaining financial instruments.

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$1,053	$2,021
Liabilities:
Fuel contracts, cash flow hedges	1,094	986
$200 million of 3.25% Convertible Senior Notes due 2013	168,256	163,617
$250 million of 8.25% Senior Notes due 2018	239,375	—
     All of the instruments above were valued using Level 2 inputs as defined by authoritative guidance. For additional disclosures regarding our fuel contracts see Note 14. The fair value of the Convertible Senior Notes and the 8.25% Senior Notes was estimated using the last traded value on June 30, as provided by a third party.
(16) Commitments and Contingencies
     Commitments
     As of June 30, 2010, purchase commitments for capital expenditures were $29.9 million.
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
     Clean Water Act Permit Issues
     The federal Clean Water Act (CWA) and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. In particular, the CWA requires effluent limitations and treatment standards for wastewater discharge through the National Pollution Discharge Elimination System (NPDES) program. NPDES permits, which we must obtain for both active and historical mining operations, govern the discharge of pollutants into water, require regular monitoring and reporting and set forth performance standards. States are empowered to develop and enforce “in-stream” water quality standards, which are subject to change and must be approved by the Environmental Protection Agency (EPA). In-stream standards vary from state to state.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
     WVDEP Action
     In 2007, Hobet Mining, LLC (Hobet), one of our subsidiaries, was sued for exceedances of effluent limits contained in four of its NPDES permits in state court in Boone County by the WVDEP. We refer to this case as the WVDEP Action. The WVDEP Action was resolved by a settlement and consent order entered in the Boone County circuit court on September 5, 2008. As part of the settlement, we paid approximately $1.5 million in civil penalties, with the final payment made in July 2009. The settlement also required us to complete supplemental environmental projects, to gradually reduce selenium discharges from our Hobet Job 21 surface mine, to achieve full compliance with our NPDES permits by April 2010 and to study potential treatment alternatives for selenium.
     On October 8, 2009, a motion to enter a modified settlement and consent order in the WVDEP Action was submitted to the Boone County circuit court. This motion to modify the settlement and consent order was jointly filed by Patriot and the WVDEP. On December 3, 2009, the Boone County circuit court approved and entered a modified settlement and consent order to, among other things, extend coverage of the September 5, 2008 settlement and consent order to two additional permits and extend the date to achieve full compliance with our NPDES permits from April 2010 to July 2012.
     Selenium Matters
     Federal Apogee Case and Federal Hobet Case
     In 2007, Apogee Coal Company (Apogee), one of our subsidiaries, was sued in the U.S. District Court for the Southern District of West Virginia (U.S. District Court) by the Ohio Valley Environmental Coalition, Inc. (OVEC) and another environmental group (pursuant to the citizen suit provisions of the CWA). We refer to this lawsuit as the Federal Apogee Case. This lawsuit alleged that Apogee had violated water discharge limits for selenium set forth in one of its NPDES permits. The lawsuit sought compliance with the limits of the NPDES permit, fines and penalties as well as injunctive relief prohibiting Apogee from further violating laws and its permit.
     In 2008, OVEC and another environmental group filed a lawsuit against Hobet and WVDEP in the U.S. District Court (pursuant to the citizen suit provisions of the CWA). We refer to this case as the Federal Hobet Case and it is very similar to the Federal Apogee Case. Additionally, the Federal Hobet Case involved the same four NPDES permits that were the subject of the original WVDEP Action in state court. However, the Federal Hobet Case focused exclusively on selenium exceedances in permitted water discharges, while the WVDEP Action addressed all effluent limits, including selenium, established by the permits.
     On March 19, 2009, the U.S. District Court approved two separate consent decrees, one between Apogee and the plaintiffs and the other between Hobet and the plaintiffs. The consent decrees extended the deadline to comply with water discharge limits for selenium with respect to the permits covered by the Federal Apogee Case and the Federal Hobet Case to April 5, 2010 and added interim reporting requirements up to that date. We agreed to undertake pilot projects at Apogee and Hobet involving reverse osmosis technology along with interim reporting obligations and to comply with our NPDES permit’s water discharge limits for selenium by April 5, 2010. We continue to install treatment systems at various permitted outfalls, but we were unable to comply with selenium discharge limits by April 5, 2010 due to the ongoing inability to identify a treatment system that can remove selenium sustainably, consistently and uniformly under all variable conditions experienced at our mining operations. The potential solutions to address selenium discharges that we, and our consultants, have evaluated to date have not proven feasible, particularly at larger scale operations, due to a range of problems concerning technological issues, prohibitive implementation costs and other issues. While we are actively continuing to explore options, there can be no assurance as to when a definitive solution will be identified and implemented. As a result, we may incur additional costs beyond what we have projected in our current estimates. On February 26, 2010 we filed a motion requesting a hearing to discuss the modification of the March 19, 2009 consent decrees to, among other things, extend the compliance deadlines to July 2012 in order to continue our efforts to identify viable treatment alternatives. On April 18, 2010, the plaintiffs in the Federal Apogee Case filed a motion asking the court to issue an order to show cause why Apogee should not be found in civil contempt for its failure to comply with the terms and conditions of the March 19, 2009 consent decree. The remedies sought by the plaintiffs include compliance with the terms of the consent decree, the imposition of per diem and other fines as well as an obligation to pay plaintiffs’ attorneys fees. A hearing has been scheduled on these motions for August 9, 2010.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
     Federal Hobet Surface Mine No. 22 Case
     In March 2010, the U.S. District Court permitted a lawsuit to proceed that was filed in October 2009 by OVEC and other environmental groups against Hobet, alleging that Hobet has in the past, and continues to, violate effluent limitations for selenium in an NPDES permit and a Surface Mining Control and Reclamation Act (SMCRA) permit for Surface Mine No. 22 and seeking injunctive relief. We refer to this as the Federal Hobet Surface Mine No. 22 Case. In June 2010 the U.S. District Court denied Hobet’s motion to dismiss the case and ruled in favor of the plaintiffs, finding that Hobet had violated its NPDES and SMCRA permits at Hobet Surface Mine No. 22 and that the plaintiffs were entitled to injunctive relief. A hearing to address the scope and terms of the injunctive relief has been scheduled for August 9, 2010.
     Catenary WVDEP Action
     On April 23, 2010, WVDEP filed a lawsuit against Catenary Coal Company, LLC (Catenary), one of our subsidiaries, in the Boone County circuit court. We refer to this case as the Catenary WVDEP Action. This lawsuit alleged that Catenary had discharged selenium from its surface mining operations in violation of certain of its NPDES and surface mining permits. WVDEP is seeking fines and penalties as well as injunctions prohibiting Catenary from discharging pollutants, including selenium, in violation of laws and its NPDES permits. Although we intend to defend ourselves vigorously against these allegations, we may consider alternative resolutions to this matter if they would be in the best interest of the Company.
     Federal Catenary/ Hobet Case
     In addition, on June 18, 2010, OVEC and three other environmental groups filed a lawsuit against Hobet and Catenary in the U.S. District Court under the citizen suit provisions of the CWA and SMCRA. We refer to this case as the Federal Catenary/Hobet Case. The plaintiffs allege that Hobet and Catenary have discharged, and continue to discharge selenium in violation of their NPDES and surface mining permits. The Federal Catenary/Hobet Case involves the same two NPDES permits that are the subject of the Catenary WVDEP Action and the same four NPDES permits that are the subject of the WVDEP Action and the Federal Hobet Case. The plaintiffs seek, among other remedies, immediate compliance with the limits of the NPDES permits, the imposition of fines and penalties, as well as injunctions prohibiting Hobet and Catenary from further violating laws and their permits. We are unable to predict the likelihood of success of the plaintiffs’ claims. Although we intend to defend ourselves vigorously against all claims, we may consider alternative resolutions to this matter if they would be in the best interest of the Company.
     General Selenium Matters
     We and other surface mining companies are currently operating pursuant to other NPDES permits for which selenium limits were scheduled to go into effect on or around April 5, 2010. The WVDEP published a notice to extend the compliance deadlines, but the EPA objected to the extensions. We have filed administrative appeals and judicial actions which we believe effectively stayed any enforcement of the effective dates for the selenium limits. With respect to any selenium-related matters, including the specific matters discussed above, any failure to meet the deadlines set forth in the March 2009 consent decrees or established by the federal government or the State of West Virginia or to otherwise comply with selenium limits in our permits could result in further litigation against us, an inability to obtain new permits or to maintain existing permits, and the imposition of significant and material fines and penalties or other costs and could otherwise materially adversely affect our results of operations, cash flows and financial condition.
     We estimated the costs to treat our selenium discharges in excess of allowable limits at a net present value of $101.8 million and $96.0 million at June 30, 2010 and December 31, 2009, respectively. This liability reflects the estimated total costs of the treatment systems we have been installing and maintaining with the goal of meeting the requirements of our mining permits, current court orders, and consent decrees. This estimate was prepared considering the dynamics of current legislation, capabilities of currently available technology and our planned remediation strategy. Future changes to legislation, compliance with judicial rulings, consent decrees and regulatory requirements, findings from current research initiatives and the pace of future technological progress could result in costs that differ from our current estimates, which could have a material adverse affect on our results of operations, cash flows and financial condition. The current portion of the estimated liability is included in “Trade accounts payable and accrued expenses” and the long-term portion is recorded in “Other noncurrent liabilities” on our condensed consolidated balance sheets.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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
     Flood Litigation
     2001 Flood Litigation
     One of our subsidiaries, Catenary, has been named as a defendant, along with various other property owners, coal companies, timbering companies and oil and natural gas companies, in connection with alleged damages arising from flooding that occurred on July 8, 2001 in various watersheds, primarily located in southern West Virginia (referred to as the 2001 flood litigation). Pursuant to orders from the West Virginia Supreme Court of Appeals, the cases are being handled as mass litigation, and a panel of three judges was appointed (the Mass Litigation Panel) to handle the matters that have been divided between the judges pursuant to the various watersheds. In December 2009, an agreement was reached to settle this litigation. On April 19, 2010, the confidential settlement was finalized and approved by the Mass Litigation Panel and the cases were dismissed with no material impact to our financial statements.
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
     The outcome of the 2004 flood litigation is subject to numerous uncertainties. Based on our evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, we believe this matter is likely to be resolved without a material adverse effect on our financial condition, results of operations and cash flows.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
     Other Litigation and Investigations
     Apogee has been sued, along with eight other defendants, including Monsanto Company, Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. The lawsuits were filed in October 2007, but not served on Apogee until February 2008, and each of the 77 lawsuits are identical except for the named plaintiff. In December 2009, Apogee was served with 165 additional lawsuits with the same allegations as the original 77 lawsuits. They each allege personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of June 30, 2010, 44 of the original 77 lawsuits have been dismissed. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.
     We are a defendant in litigation involving Peabody Energy Corporation (Peabody), the parent of certain of our subsidiaries prior to our 2007 spin-off, in relation to their negotiation and June 2005 sale of two properties previously owned by two of our subsidiaries. Environmental Liability Transfer, Inc. (ELT) and its subsidiaries commenced litigation against these subsidiaries in the Circuit Court of the City of St. Louis in the State of Missouri alleging, among other claims, fraudulent misrepresentation, fraudulent omission, breach of duty and breach of contract. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot and Peabody are treating the case as a joint action with joint representation and equal sharing of costs. Peabody and Patriot filed counterclaims against the plaintiffs in connection with the sales of both properties. Motions for summary judgment on the complaint and counterclaim were filed by Peabody and Patriot and were denied. A trial date has been preliminarily set for February 2011. The claim filed is for $40 million in actual damages, in addition to punitive damages. We are unable to predict the likelihood of success of the plaintiffs’ claims, though we intend to vigorously defend ourselves against all claims.
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
     One of our subsidiaries is a defendant in several related lawsuits filed in the Circuit Court of Boone County, West Virginia. As of June 30, 2010, there were approximately 140 related lawsuits. In addition to our subsidiary, the lawsuits name Peabody and other coal companies with mining operations in Boone County. The plaintiffs in each case allege contamination of their drinking water wells over a period in excess of 30 years from coal mining activities in Boone County, including underground coal slurry injection and coal slurry impoundments. The lawsuits seek property damages, personal injury damages and medical monitoring costs. The Boone County Public Service Commission is in the process of installing public water lines and most of the plaintiffs have access to public water. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot is indemnifying and defending Peabody in this litigation. In December 2009, we filed a third-party complaint against our current and former insurance carriers seeking coverage for this litigation under the applicable insurance policies. The lawsuits have been settled subject to court approval and are fully reserved.
     In late January 2010, the U.S. Attorney’s office and the State of West Virginia began investigations relating to one or more of our employees making inaccurate entries in official mine records at our Federal No. 2 mine. We are investigating this matter internally and have terminated one employee. The terminated employee subsequently admitted to falsifying inspection records and has been cooperating with the U.S. Attorney’s office. On April 21, 2010, we received a federal subpoena requesting methane detection systems equipment used at our Federal No. 2 mine since July 2008 and the results of tests performed on the equipment since that date. We have provided the equipment and information as required by the subpoena.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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
(17) Guarantees
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
(18) Related Party Transactions
     ArcLight Energy Partners Fund I L.P. (ArcLight) is a stockholder of Patriot due to its former ownership of Magnum. In January 2007, ArcLight purchased from a third party rights to a royalty stream based on coal mined on certain properties and then leased the rights to one of Magnum’s operations. Royalty payments to ArcLight for the three and six months ended June 30, 2010 were approximately $245,000 and $570,000, respectively. Royalty payments to ArcLight for the three and six months ended June 30, 2009 were approximately $345,000 and $450,000, respectively.
(19) Supplemental Guarantor/Non-Guarantor Financial Information
     The following tables present condensed consolidating financial information for: (a) Patriot Coal Corporation (the “Parent”) on a stand-alone basis; (b) the subsidiary guarantors of our 8.25% Senior Notes due 2018 (“Guarantor Subsidiaries”) on a combined basis and (c) the Non-Guarantor Entity, Patriot Coal Receivables (SPV) Ltd., on a stand-alone basis. Each Guarantor Subsidiary is wholly-owned by Patriot Coal Corporation. The guarantees from each of the Guarantor Subsidiaries are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries are jointly, severally and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to potential investors.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2010
			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$533,800	$—	$—	$533,800
Other revenues	—	5,192	—	—	5,192

Total revenues	—	538,992	—	—	538,992
Costs and expenses
Operating costs and expenses	93	504,111	—	—	504,204
Income from equity affiliates	(13,059)	(1,245)	—	13,059	(1,245)
Depreciation, depletion and amortization	531	49,819	—	—	50,350
Reclamation and remediation obligation expense	—	11,004	—	—	11,004
Sales contract accretion	—	(33,735)	—	—	(33,735)
Restructuring and impairment charge	—	14,838	—	—	14,838
Selling and administrative expenses	13,242	(44)	—	—	13,198
Net gain on disposal or exchange of assets	—	(17,759)	—	—	(17,759)

Operating profit (loss)	(807)	12,003	—	(13,059)	(1,863)
Interest expense	12,768	2,027	195	(195)	14,795
Interest income	(1)	(3,248)	(195)	195	(3,249)

Income (loss) before income taxes	(13,574)	13,224	—	(13,059)	(13,409)
Income tax provision	—	165	—	—	165

Net income (loss)	$(13,574)	$13,059	$—	$(13,059)	$(13,574)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2010
			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$998,008	$—	$—	$998,008
Other revenues	—	8,241	—	—	8,241

Total revenues	—	1,006,249	—	—	1,006,249
Costs and expenses
Operating costs and expenses	186	937,509	—	—	937,695
Income from equity affiliates	(38,280)	(1,693)	—	38,280	(1,693)
Depreciation, depletion and amortization	1,075	98,887	—	—	99,962
Reclamation and remediation obligation expense	—	21,850	—	—	21,850
Sales contract accretion	—	(59,043)	—	—	(59,043)
Restructuring and impairment charge	—	14,838	—	—	14,838
Selling and administrative expenses	25,981	(9)	—	—	25,972
Net gain on disposal or exchange of assets	—	(41,555)	—	—	(41,555)

Operating profit (loss)	11,038	35,465	—	(38,280)	8,223
Interest expense	20,354	3,473	270	(270)	23,827
Interest income	(3)	(6,688)	(270)	270	(6,691)

Income (loss) before income taxes	(9,313)	38,680	—	(38,280)	(8,913)
Income tax provision	—	400	—	—	400

Net income (loss)	$(9,313)	$38,280	$—	$(38,280)	$(9,313)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2009
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$485,049	$—	$485,049
Other revenues	—	21,947	—	21,947

Total revenues	—	506,996	—	506,996
Costs and expenses
Operating costs and expenses	—	467,960	—	467,960
(Income) loss from equity affiliates	(50,611)	(231)	50,611	(231)
Depreciation, depletion and amortization	474	49,883	—	50,357
Reclamation and remediation obligation expense	—	7,611	—	7,611
Sales contract accretion	—	(60,721)	—	(60,721)
Selling and administrative expenses	11,218	142	—	11,360
Net gain on disposal or exchange of assets	—	(4,031)	—	(4,031)

Operating profit	38,919	46,383	(50,611)	34,691
Interest expense	7,562	1,575	—	9,137
Interest income	(33)	(5,803)	—	(5,836)

Income before income taxes	31,390	50,611	(50,611)	31,390
Income tax provision	—	—	—	—

Net income	$31,390	$50,611	$(50,611)	$31,390

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2009
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$1,007,887	$—	$1,007,887
Other revenues	—	28,045	—	28,045

Total revenues	—	1,035,932	—	1,035,932
Costs and expenses
Operating costs and expenses	—	962,937	—	962,937
(Income) loss from equity affiliates	(102,666)	—	102,666	—
Depreciation, depletion and amortization	1,023	104,313	—	105,336
Reclamation and remediation obligation expense	—	14,062	—	14,062
Sales contract accretion	—	(138,528)	—	(138,528)
Selling and administrative expenses	23,002	1,244	—	24,246
Net gain on disposal or exchange of assets	—	(4,061)	—	(4,061)

Operating profit	78,641	95,965	(102,666)	71,940
Interest expense	15,143	2,587	—	17,730
Interest income	(35)	(9,288)	—	(9,323)

Income before income taxes	63,533	102,666	(102,666)	63,533
Income tax provision	—	—	—	—

Net income	$63,533	$102,666	$(102,666)	$63,533

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2010
			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$238,706	$476	$—	$—	$239,182
Accounts receivable and other, net	134	198,781	160,430	(160,430)	198,915
Inventories	—	81,844	—	—	81,844
Prepaid expenses and other current assets	1,713	18,788	—	—	20,501

Total current assets	240,553	299,889	160,430	(160,430)	540,442
Property, plant, equipment and mine development
Land and coal interests	—	2,847,392	—	—	2,847,392
Buildings and improvements	1,737	413,115	—	—	414,852
Machinery and equipment	16,601	644,135	—	—	660,736
Less accumulated depreciation, depletion and amortization	(13,119)	(742,245)	—	—	(755,364)

Property, plant, equipment and mine development, net	5,219	3,162,397	—	—	3,167,616
Notes receivable	—	93,256	—	—	93,256
Investments, intercompany and other assets	1,385,297	(149,568)	—	(1,181,682)	54,047

Total assets	$1,631,069	$3,405,974	$160,430	$(1,342,112)	$3,855,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$—	$4,979	$—	$—	$4,979
Trade accounts payable and accrued expenses	22,400	386,534	160,430	(160,430)	408,934
Below market sales contracts acquired	—	112,227	—	—	112,227

Total current liabilities	22,400	503,740	160,430	(160,430)	526,140
Long-term debt, less current maturities	419,925	28,334	—	—	448,259
Asset retirement obligations	—	249,836	—	—	249,836
Workers’ compensation obligations	—	210,347	—	—	210,347
Accrued postretirement benefit costs	990	1,175,423	—	—	1,176,413
Obligation to industry fund	—	40,442	—	—	40,442
Below market sales contracts acquired, noncurrent	—	123,408	—	—	123,408
Other noncurrent liabilities	1,852	136,557	—	—	138,409

Total liabilities	445,167	2,468,087	160,430	(160,430)	2,913,254
Stockholders’ equity	1,185,902	937,887	—	(1,181,682)	942,107

Total liabilities and stockholders’ equity	$1,631,069	$3,405,974	$160,430	$(1,342,112)	$3,855,361

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2009
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$26,574	$524	$—	$27,098
Accounts receivable and other, net	—	188,897	—	188,897
Inventories	—	81,188	—	81,188
Prepaid expenses and other current assets	2,696	11,670	—	14,366

Total current assets	29,270	282,279	—	311,549
Property, plant, equipment and mine development
Land and coal interests	—	2,864,225	—	2,864,225
Buildings and improvements	1,737	394,712	—	396,449
Machinery and equipment	16,314	615,301	—	631,615
Less accumulated depreciation, depletion and amortization	(12,045)	(718,990)	—	(731,035)

Property, plant, equipment and mine development, net	6,006	3,155,248	—	3,161,254
Notes receivable	—	109,137	—	109,137
Investments, intercompany and other assets	1,340,392	(160,764)	(1,143,405)	36,223

Total assets	$1,375,668	$3,385,900	$(1,143,405)	$3,618,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$—	$8,042	$—	$8,042
Trade accounts payable and accrued expenses	20,083	386,268	—	406,351
Below market sales contracts acquired	—	150,441	—	150,441

Total current liabilities	20,083	544,751	—	564,834
Long-term debt, less current maturities	167,501	30,450	—	197,951
Asset retirement obligations	—	244,518	—	244,518
Workers’ compensation obligations	—	193,719	—	193,719
Accrued postretirement benefit costs	564	1,169,417	—	1,169,981
Obligation to industry fund	—	42,197	—	42,197
Below market sales contracts acquired, noncurrent	—	156,120	—	156,120
Other noncurrent liabilities	1,536	111,813	—	113,349

Total liabilities	189,684	2,492,985	—	2,682,669
Stockholders’ equity	1,185,984	892,915	(1,143,405)	935,494

Total liabilities and stockholders’ equity	$1,375,668	$3,385,900	$(1,143,405)	$3,618,163

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2010
			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(27,230)	$48,028	$—	$—	$20,798

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(288)	(63,404)	—	—	(63,692)
Additions to advance mining royalties	—	(9,465)	—	—	(9,465)
Proceeds from disposal or exchange of assets, net of notes receivable	—	1,384	—	—	1,384
Proceeds from coal reserve notes receivable	—	22,100	—	—	22,100
Investment in joint venture	—	(300)	—	—	(300)

Net cash used in investing activities	(288)	(49,685)	—	—	(49,973)

Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	248,198	—	—	—	248,198
Deferred financing costs	(20,542)	—	—	—	(20,542)
Proceeds from coal reserve financing transaction	—	17,700	—	—	17,700
Long-term debt payments	—	(5,179)	—	—	(5,179)
Proceeds from employee stock purchases	1,082	—	—	—	1,082
Intercompany transactions	10,912	(10,912)	—	—	—

Net cash provided by financing activities	239,650	1,609	—	—	241,259

Net increase (decrease) in cash and cash equivalents	212,132	(48)	—	—	212,084
Cash and cash equivalents at beginning of period	26,574	524	—	—	27,098

Cash and cash equivalents at end of period	$238,706	$476	$—	$—	$239,182

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2009
	Parent	Guarantor
	Company	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(23,577)	$43,214	$—	$19,637

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(610)	(34,209)	—	(34,819)
Additions to advance mining royalties	—	(7,081)	—	(7,081)
Proceeds from disposal or exchange of assets, net of notes receivable	—	4,768	—	4,768
Other	—	131	—	131

Net cash used in investing activities	(610)	(36,391)	—	(37,001)

Cash Flows From Financing Activities
Proceeds from equity offering, net of costs	89,132	—	—	89,132
Long-term debt payments	—	(3,103)	—	(3,103)
Proceeds from employee stock purchases	667	—	—	667
Short-term debt payments	(23,000)	—	—	(23,000)
Intercompany transactions	3,814	(3,814)	—	—

Net cash provided by (used in) financing activities	70,613	(6,917)	—	63,696

Net increase (decrease) in cash and cash equivalents	46,426	(94)	—	46,332
Cash and cash equivalents at beginning of period	1,957	915	—	2,872

Cash and cash equivalents at end of period	$48,383	$821	$—	$49,204

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable but are subject to a wide range of uncertainties, and business risks and actual risks may differ materially from those discussed in the statements. Among the factors that could cause actual results to differ materially are:
•	price volatility and demand, particularly in higher margin products;

•	geologic, equipment and operational risks associated with mining;

•	changes in general economic conditions, including coal, power and steel market conditions;

•	changes in the interpretation, enforcement or application of existing and potential coal mining laws and regulations;

•	availability and costs of competing energy resources;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

•	environmental laws and regulations and changes in the interpretation or enforcement thereof, including those affecting our operations and those affecting our customers’ coal usage;

•	developments in greenhouse gas emission regulation and treatment, including any development of commercially successful carbon capture and storage techniques or market-based mechanisms, such as a cap-and-trade system, for regulating greenhouse gas emissions;

•	labor availability and relations;

•	the outcome of pending or future litigation;

•	changes in the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations;

•	changes to contribution requirements to multi-employer retiree healthcare and pension plans;

•	reductions of purchases or deferral of shipments by major customers;

•	availability and costs of credit, surety bonds and letters of credit;

•	customer performance and credit risks;

•	inflationary trends, including those impacting materials used in our business;

•	worldwide economic and political conditions;

•	downturns in consumer and company spending;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	difficulty in implementing our business strategy;

•	our ability to replace proven and probable coal reserves;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	our ability to respond to changing customer preferences;

•	our dependence on Peabody Energy for more than 10% of our revenues;

•	failure to comply with debt covenants;

•	the effects of mergers, acquisitions and divestitures, including our ability to successfully integrate mergers and acquisitions;

•	weather patterns affecting energy demand;

•	competition in our industry;

•	interest rate fluctuation;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings set forth in Part I, Item 3 of our 2009 Annual Report on Form 10-K and Part II, Item 1 of this report.
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
     We ship coal to electric utilities, industrial users, steel mills and independent coke producers. In the first six months of 2010, we sold 15.7 million tons of coal, of which 77% was sold to domestic electric utilities and industrial customers and 23% was sold to domestic and global steel and coke producers. In 2009, we sold 32.8 million tons of coal, of which 83% was sold to domestic electric utilities and industrial customers and 17% was sold to domestic and global steel and coke producers. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.
     Our mining operations and coal reserves are as follows:
•	Appalachia. In southern West Virginia, we have ten mining complexes located in Boone, Clay, Lincoln, Logan and Kanawha counties, and in northern West Virginia, we have one complex located in Monongalia County. In Appalachia, we sold 12.3 million and 25.8 million tons of coal in the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. As of December 31, 2009, we controlled 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 488 million tons were assigned to current operations.

•	Illinois Basin. In the Illinois Basin, we have three mining complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 3.4 million and 7.0 million tons of coal in the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. As of December 31, 2009, we controlled 646 million tons of proven and probable coal reserves in the Illinois Basin, of which 126 million tons were assigned to current operations.

Results of Operations
     Adjusted EBITDA
     The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as net income (loss) before deducting interest income and expense; income taxes; reclamation and remediation obligation expense; depreciation, depletion and amortization; restructuring and impairment charge; and net sales contract accretion. Net sales contract accretion represents contract accretion excluding back-to-back coal purchase and sales contracts. The contract accretion on the back-to-back coal purchase and sales contracts reflects the accretion related to certain coal purchase and sales contracts existing on July 23, 2008, whereby Magnum purchased coal from third parties to fulfill tonnage commitments on sales contracts. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. We believe that in our industry such information is a relevant measurement of a company’s operating financial performance. Because Adjusted EBITDA and Segment Adjusted EBITDA are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but also excludes selling and administrative expenses, past mining obligation expense and gain on disposal or exchange of assets and is reconciled to its most comparable measure below under Net Income (Loss). Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Note 13 to our unaudited condensed consolidated financial statements.
Three and Six Months Ended June 30, 2010 Compared to June 30, 2009
     Summary
     Our Segment Adjusted EBITDA for the three months ended June 30, 2010 increased compared to the prior year primarily due to higher average sales prices. This increase was partially offset by higher costs due to longwall moves at the Federal and Panther mining complexes, lower production as a result of more comprehensive regulatory inspections and related ventilation adjustments at certain of our mines, as well as roof falls at the Harris and Highland mines.
     Our Segment Adjusted EBITDA for the six months ended June 30, 2010 increased compared to the prior year primarily due to higher average sales prices and cost savings resulting from the suspension of certain higher cost mining operations in 2009. These increases were partially offset by decreased sales volumes. In 2009, we implemented a strategic response to the then weakened coal markets. As a result, we suspended certain mining operations, which in certain circumstances remained suspended through the first half of 2010.
     In June 2010, we announced the closure of the Harris No. 1 mine due to the roof fall on the primary conveyor belt and adverse geologic conditions in the travel entries of the mine. The Harris No. 1 mine was nearing the end of its projected mining life and was scheduled for closure in 2011. We recorded a $14.8 million restructuring and impairment charge related to the closure of the Harris No. 1 mine and further rationalization of our operations at the Rocklick mining complex.
     Our Federal mine temporarily suspended active mining operations in late February 2010, upon discovering potentially adverse atmospheric conditions in an abandoned area of the mine.

     Tons Sold and Revenues

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2010	2009	Tons/$	%	2010	2009	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold
Appalachia Mining Operations	6,431	6,498	(67)	(1.0)%	12,280	13,137	(857)	(6.5)%
Illinois Basin Mining Operations	1,635	1,771	(136)	(7.7)%	3,381	3,590	(209)	(5.8)%

Total Tons Sold	8,066	8,269	(203)	(2.5)%	15,661	16,727	(1,066)	(6.4)%

Average sales price per ton sold
Appalachia Mining Operations	$72.28	$63.88	$8.40	13.1%	$69.64	$66.11	$3.53	5.3%
Illinois Basin Mining Operations	42.20	39.50	2.70	6.8%	42.24	38.81	3.43	8.8%

Revenue
Appalachia Mining Operations	$464,801	$415,089	$49,712	12.0%	$855,181	$868,545	$(13,364)	(1.5)%
Illinois Basin Mining Operations	68,999	69,960	(961)	(1.4)%	142,827	139,342	3,485	2.5%
Appalachia Other	5,192	21,947	(16,755)	(76.3)%	8,241	28,045	(19,804)	(70.6)%

Total Revenues	$538,992	$506,996	$31,996	6.3%	$1,006,249	$1,035,932	$(29,683)	(2.9)%

Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$387,952	$368,431	$19,521	5.3%	$710,518	$758,498	$(47,980)	(6.3)%
Illinois Basin Mining Operations	70,532	66,087	4,445	6.7%	137,543	132,428	5,115	3.9%

Total Segment Operating Costs and Expenses	$458,484	$434,518	$23,966	5.5%	$848,061	$890,926	$(42,865)	(4.8)%

Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$82,041	$68,605	$13,436	19.6%	$152,904	$138,092	$14,812	10.7%
Illinois Basin Mining Operations	(1,533)	3,873	(5,406)	(139.6)%	5,284	6,914	(1,630)	(23.6)%

Total Segment Adjusted EBITDA	$80,508	$72,478	$8,030	11.1%	$158,188	$145,006	$13,182	9.1%

(1)	Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $503.0 million and $467.7 million less past mining operations of $44.5 million and $34.2 million for the three months ended June 30, 2010 and 2009, respectively, as described below, plus back-to-back contract accretion of $1.0 million for the three months ended June 30, 2009. Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $936.0 million and $962.9 million less past mining operations of $87.9 million and $72.0 million for the six months ended June 30, 2010 and 2009, respectively.

     Revenues in the Appalachia segment were higher in the three months ended June 30, 2010 compared to the same period in 2009 primarily due to higher average sales price per ton for both thermal and metallurgical coal and an increased mix of metallurgical tons sold. Increased sales of metallurgical coal from our Panther and Winchester mines drove the higher metallurgical sales volume. Total sales volumes were comparable for the three months ended June 30, 2010 compared to the prior year due to the decrease in thermal sales resulting from the weakened thermal coal market, which was mostly offset by the increase in metallurgical sales.
     Revenues and sales volume in the Appalachia segment were lower for the six months ended June 30, 2010 compared to the same period in 2009 primarily related to the 2009 suspension of various mines, including the Samples mine in the second half of 2009, as well as other production cuts, driven by the lower demand for thermal coal. In addition, production decreased at certain mines due to roof falls and other adverse geologic conditions in 2010. These decreases were partially offset by higher average sales prices in the first six months of 2010, as a result of crossover metallurgical coal and recovering markets.
     Revenues in the Illinois Basin segment were lower for the three months ended June 30, 2010 as compared to the same period in 2009 primarily due to slightly lower sales volumes, partially offset by higher average sales prices.
     Revenues in the Illinois Basin segment were higher for the six months ended June 30, 2010 compared to the prior year primarily due to higher average sales prices.
     In the Illinois Basin, sales volumes were lower in the three and six months ended June 30, 2010 compared to the prior year due to the roof fall at our Highland mine and more comprehensive regulatory inspections in the second quarter of 2010.
     Appalachia Other Revenue was lower for the three and six months ended June 30, 2010 primarily due to cash settlements received for reduced shipments in the first half of 2009 as a result of renegotiated customer agreements.
     Segment Operating Costs and Expenses
     Segment operating costs and expenses for Appalachia increased in the three months ended June 30, 2010 as compared to the same period in 2009 due to increased purchased coal ($25.0 million), increased repairs and maintenance activity primarily related to longwall moves and equipment rebuilds ($7.2 million), and higher mix of metallurgical coal production which yields a higher cost per ton mined. The increased purchased coal costs included purchases of thermal coal to cover certain sales commitments at our Panther mining complex, where production is now being sold as a metallurgical product. Additionally, increased purchased coal costs included purchases of metallurgical coal resulting from brokerage activity generated by an improving metallurgical coal market in 2010. The increased metallurgical coal tons sold from Panther and Winchester mines resulted in higher costs related to royalties and taxes. These increases were partially offset by decreased contract mining costs ($6.7 million) and labor costs ($3.8 million) related to the closing or idling of certain mines in the second half of 2009.
     Segment operating costs and expenses for Appalachia decreased in the six months ended June 30, 2010 as compared to the prior year primarily due to decreased contract mining costs ($26.2 million) and labor costs ($22.3 million) related to the closing or idling of certain mines in the second half of 2009. In addition, there were decreases in maintenance and repair activity ($7.0 million) and sales-related taxes ($6.0 million) as compared to the prior year due to reducing production and sales to more closely align with the demand for coal. These decreases were partially offset by increased purchased coal ($16.3 million).
     Segment operating costs and expenses for the Illinois Basin increased in the three and six months ended June 30, 2010 as compared to the prior year due to increased repairs and maintenance activity primarily related to belting ($1.7 and $3.6 million, respectively), increased labor due to increased shifts and higher wages ($1.2 and $1.5 million, respectively) and increased fuel expense primarily related to higher prices ($0.6 million and $1.3 million, respectively). Production volume was negatively impacted by heightened regulatory inspections and the roof fall at our Highland mine.
     Segment Adjusted EBITDA
     Our Segment Adjusted EBITDA for Appalachia was higher in the three months ended June 30, 2010 compared to the prior year primarily due to higher average sales prices, which were partially offset by higher costs.

     Our Segment Adjusted EBITDA for Appalachia was higher in the six months ended June 30, 2010 compared to the prior year primarily due to higher average sales prices and lower costs resulting from suspended or reduced production at certain mining operations, in particular some of our higher cost operations, in response to the economic recession experienced throughout 2009. These increases were partially offset by decreased sales volumes in 2010.
     Segment Adjusted EBITDA for the Illinois Basin decreased in the three and six months ended June 30, 2010 from the prior year primarily due to increased operating costs.
     Net Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,		Favorable (Unfavorable)		June 30,		Favorable (Unfavorable)
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$80,508	$72,478	$8,030	11.1%	$158,188	$145,006	$13,182	9.1%
Corporate and Other:
Past mining obligation expense	(44,475)	(34,211)	(10,264)	(30.0)%	(87,941)	(72,011)	(15,930)	(22.1)%
Net gain on disposal or exchange of assets	17,759	4,031	13,728	340.6%	41,555	4,061	37,494	923.3%
Selling and administrative expenses	(13,198)	(11,360)	(1,838)	(16.2)%	(25,972)	(24,246)	(1,726)	(7.1)%

Total Corporate and Other	(39,914)	(41,540)	1,626	3.9%	(72,358)	(92,196)	19,838	21.5%
Depreciation, depletion and amortization	(50,350)	(50,357)	7	0.0%	(99,962)	(105,336)	5,374	5.1%
Sales contract accretion, net	33,735	61,721	(27,986)	(45.3)%	59,043	138,528	(79,485)	(57.4)%
Reclamation and remediation obligation expense	(11,004)	(7,611)	(3,393)	(44.6)%	(21,850)	(14,062)	(7,788)	(55.4)%
Restructuring and impairment charge	(14,838)	—	(14,838)	n/a	(14,838)	—	(14,838)	n/a
Interest expense	(14,795)	(9,137)	(5,658)	(61.9)%	(23,827)	(17,730)	(6,097)	(34.4)%
Interest income	3,249	5,836	(2,587)	(44.3)%	6,691	9,323	(2,632)	(28.2)%

Income (loss) before income taxes	(13,409)	31,390	(44,799)	(142.7)%	(8,913)	63,533	(72,446)	(114.0)%
Income tax provision	(165)	—	(165)	n/a	(400)	—	(400)	n/a

Net income (loss)	$(13,574)	$31,390	$(44,964)	(143.2)%	$(9,313)	$63,533	$(72,846)	(114.7)%

     Past mining obligations were higher in the three and six months ended June 30, 2010 than the corresponding periods in the prior year primarily due to changes in assumptions related to our actuarially-determined liabilities for retiree healthcare and workers’ compensation obligations, with approximately one-half of the cost increase arising from the change to the discount rate. The increase also included higher costs in 2010 related to suspended operations.
     Net gain on disposal or exchange of assets increased in the three and six months ended June 30, 2010 as compared to the corresponding periods in the prior year. In 2010, net gain on disposal or exchange of assets included gains of $14.3 million on two mineral interest exchange transactions in the second quarter and a gain of $24.0 million on an exchange transaction for mineral interests in the first quarter. In 2009, net gain on disposal or exchange of assets included a $4.2 million gain on the exchange of surface land for certain mineral interests.
     Selling and administrative expenses increased for the three and six months ended June 30, 2010 as compared to the corresponding periods in the prior year primarily due to increased share-based compensation, reflecting additional grants in 2010 and a higher forfeiture rate in 2009.
     Depreciation, depletion and amortization decreased in the six months ended June 30, 2010 compared to the prior year, primarily due to lower volumes associated with certain mines being closed or suspended in the second half of 2009.

     Net sales contract accretion decreased in the three and six months ended June 30, 2010 as compared to the prior year due to the expiration of several contracts assumed in the Magnum acquisition in the second half of 2009.
     Reclamation and remediation obligation expense increased in the three and six months ended June 30, 2010 primarily due to remediation expense related to the selenium liabilities assumed in the July 2008 Magnum acquisition, which was first recorded in June 2009 upon finalization of purchase accounting.
     Restructuring and impairment charge increased in 2010 related to the closure of the Harris No. 1 mine in June. The charge includes a $2.8 million impairment charge related to equipment and coal reserves that will be abandoned due to the mine closure and a restructuring component of $12.0 million for payment of obligations that will be made with no future economic benefit for remaining operational contracts.
     Interest expense increased in the three and six months ended June 30, 2010 primarily due to the $250 million of Senior Notes issued on May 5, 2010 as well as the increased amortization of deferred financing costs related to the new notes, accounts receivable securitization program, and the amended and restated credit agreement entered into in May 2010. In addition, we incurred additional interest expense in 2010 due to the Blue Creek preparation plant capital lease that began in May 2009.
     Interest income decreased in the three and six months ended June 30, 2010 compared to the prior year due to the collection of certain Black Lung excise tax refunds and related interest during 2009.
     For the three and six months ended June 30, 2010, we recorded an income tax provision of $0.2 and $0.4 million related to certain state taxes. For the three and six months ended June 30, 2009, no income tax provision was recorded. No federal income tax provision was recorded in 2010 or 2009 due to our anticipated tax net operating loss for the respective year and the full valuation allowance recorded against deferred tax assets. The primary difference between book and taxable income for 2010 and 2009 is the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired in the July 2008 Magnum acquisition, with such amounts being included in the computation of book income but excluded from the computation of taxable income.
Outlook
     Market
     Metallurgical coal markets show continued strength, particularly in the higher grades. Grade A high-volatility metallurgical coal remains in short supply and continues to command a very favorable price. Supply of grade B metallurgical coal is currently not as tight, causing pricing to ease somewhat from a few months ago. However, pricing remains very favorable compared to historical levels.
     In thermal markets, cooling degree days in the eastern U.S. in May and June were more than 40% above normal levels, which has lowered coal inventories. Additionally, higher natural gas prices in 2010 compared to 2009 will likely result in coal regaining market share this year. We believe increasing customer demand and lower inventory levels, coupled with supply constraints in Central Appalachia, may result in improved thermal markets.
     Patriot Operations
     As discussed more fully under Item 1A. Risk Factors in our 2009 Annual Report on Form 10-K, our results of operations in the near-term could be negatively impacted by price volatility and demand; unforeseen adverse geologic conditions or equipment problems at mining locations; changes in general economic conditions; changes in the interpretation, enforcement or application of existing and potential coal mining laws and regulations; availability and costs of competing energy resources; the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation; existing or new environmental laws and regulations and developments in the interpretation or enforcement thereof; labor availability and relations; the outcome of pending or future litigation; changes in the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations and contribution requirements to multi-employer retiree healthcare and pension plans; reductions of purchases or deferral of deliveries by major customers; the availability and costs of credit, surety bonds and letters of credit; customer performance and credit risks; supplier and contract miner performance and the unavailability of transportation for coal shipments.

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
     Potential legislation, regulation, treaties and accords at the local, state, federal and international level, and changes in the interpretation, enforcement or application of existing laws and regulations, have created uncertainty and could have a significant impact on demand for coal and our future operational and financial results. For example, increased scrutiny of surface mining could make it difficult to receive permits or could otherwise cause production delays in the future. The lack of proven technology to meet selenium discharge standards creates uncertainty as to the future costs of water treatment to comply with mining permits. Additionally, the imminent regulation of carbon dioxide and other greenhouse gas emissions and coal combustion by-products could have an adverse effect on the financial condition of our customers and significantly impact the demand for coal. See Item 1A. Risk Factors included in this report and in our 2009 Annual Report on Form 10-K for expanded discussion of these factors.
     Congress is currently considering enhancements of mine safety laws, which could result in additional or enhanced mine safety equipment, procedure and training requirements, more frequent mine inspections, higher penalties for certain violations of safety rules and increased authority for the Mine Safety and Health Administration (MSHA). The House Committee on Labor and Education (HCLE) has requested copies of certain safety-related documents from us and various other coal producers and has met with representatives of those companies regarding HCLE’s investigation of mining safety. West Virginia regulatory authorities are also considering enhanced mine safety laws which could result in similar equipment and procedure requirements.
     If upward pressure on costs exceeds our ability to realize revenue increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. Management continues to focus on controlling costs, optimizing performance and responding quickly to market changes. Increased scrutiny by regulators has resulted in more comprehensive inspections which has caused decreased production and increased costs. We expect this heightened regulatory oversight to continue.
     We have the ability to adjust our future production levels as demand increases. We intend to open the Black Oak mine later in 2010, installing the initial continuous miner unit by the end of the third quarter. We expect the second continuous miner unit to be operational in early 2011. We expect production from our Black Oak mine, as well as incremental Panther mining complex production sold as metallurgical coal, to offset the loss of tons at the Harris No. 1 mine.
     In addition to incremental Panther mining complex production available to be sold as metallurgical coal and the start-up of the Black Oak mine, we have a number of organic metallurgical coal projects in various stages of development, which will use our existing infrastructure at our Rocklick, Kanawha Eagle and Logan County mining complexes. We expect to move forward on these projects in a disciplined manner.
     In 2010, we anticipate annual sales volumes in the range of 32.0 to 34.0 million tons, with sales of 16.0 to 18.0 million tons for the July to December period. This includes metallurgical coal sales of approximately 7.5 million tons for the year.
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
     Net cash provided by operating activities was $20.8 million for the six months ended June 30, 2010, compared to $19.6 million in the same period of 2009.

     Net cash used in investing activities was $50.0 million for the six months ended June 30, 2010, compared to $37.0 million in the same period of 2009. The increase in cash used reflected higher capital expenditures of $28.9 million, additional advance mining royalties of $2.4 million and a decrease in proceeds from the disposal or exchange of assets of $3.4 million. These increases in cash used were partially offset by higher cash proceeds of $22.1 million from notes receivable related to the 2006 and 2007 sales of coal reserves and surface land.
     Net cash provided by financing activities was $241.3 million for the six months ended June 30, 2010, compared to $63.7 million in the same period of 2009. The increase in cash provided was primarily due to our debt offering, net of discount, of $248.2 million in 8.25% Senior Notes in May 2010, as well as $17.7 million from a coal reserve financing transaction in June 2010 and a decrease in short-term debt payments of $23.0 million. These increases were partially offset by the decrease in proceeds from the equity offering of $89.1 million, that occurred in June 2009, and additional deferred financing costs in 2010 of $20.5 million related to the May 2010 debt offering, the May 2010 credit facility restatement and amendment and the accounts receivable securitization program.
     Effective April 2010, we entered into an agreement to sell coal mineral rights at our Federal mining complex to a third party lessor and added them to an existing lease. In accordance with authoritative guidance, we recorded this transaction as a financing arrangement and accordingly recorded the $17.7 million cash consideration as a liability, with $1.2 million of the liability recorded in “Trade accounts payable and accrued expenses” and $16.5 million recorded in “Other noncurrent liabilities” as of June 30, 2010. The liability will be accreted through interest expense over an expected lease term of approximately five years and will be relieved as we make future royalty payments.
     Receivables Securitization
     In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade receivables to creditors as collateral for any borrowings. At the inception of the program, we had commitments for up to $75 million of borrowing capacity. In April 2010, the borrowing capacity on our accounts receivable securitization program was expanded by $50 million, bringing our total borrowing capacity to $125 million. Available liquidity under the program fluctuates with the balance of our trade accounts receivables.
     Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the sale of the trade receivables to the creditors does not receive sale accounting treatment. As such, the trade accounts receivable balances remain on our financial statements until settled. Any direct borrowings will be recorded as secured debt. The outstanding trade accounts receivable balance was $160.4 million as of June 30, 2010. As of June 30, 2010, there were no letters of credit or direct borrowings under this program.
     Credit Facility
     Effective October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which included a $50 million swingline sub-facility and a letter of credit sub-facility, subsequently amended for the Magnum acquisition and the issuance of the convertible notes. Effective May 5, 2010, we entered into an amended and restated Credit Agreement, which, among other things, extended the maturity date of the revolving credit facility and adjusted borrowing capacity. After the amendment and restatement, we have $427.5 million available under the revolving credit facility with a maturity date of December 31, 2013. This facility is available for our working capital requirements, capital expenditures and other corporate purposes. As of June 30, 2010 and December 31, 2009, the balance of outstanding letters of credit issued against the credit facility totaled $334.5 million and $352.1 million, respectively. There were no outstanding short-term borrowings against this facility as of June 30, 2010 and December 31, 2009. Availability under the credit facility was $93.0 million and $170.4 million as of June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, we were in compliance with the covenants of our credit facility.
     The obligations under our credit facility are secured by a first lien on substantially all of our assets, including but not limited to certain of our mines, coal reserves and related fixtures. The credit facility contains certain customary covenants, including financial covenants limiting our indebtedness (maximum net debt leverage ratio of 3.00) and requiring minimum EBITDA (as defined in the Credit Agreement) coverage of cash interest expense (minimum interest coverage ratio on a rolling four quarter basis of 3.00 from May 5, 2010 through the quarter ending December 31, 2010 and 3.50 for the quarter ending March 31, 2011 and thereafter), as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants. The terms of the credit facility also contain certain customary events of default, which give the lenders the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.

     Senior Notes Issuance
     On May 5, 2010, we completed a public offering of $250 million in aggregate principal amount of 8.25% Senior Notes due 2018. The net proceeds of the offering were approximately $240 million after deducting the initial $1.8 million discount, purchasers’ commissions and fees, and expenses of the offering. The net proceeds will be used for general corporate purposes, which could include capital expenditures for development of additional metallurgical coal production capacity, working capital, acquisitions, refinancing of other debt or other capital transactions. The discount will be amortized over the term of the notes.
     Interest on the notes is payable semi-annually in arrears on April 30 and October 30 of each year, beginning October 30, 2010. The notes mature on April 30, 2018, unless redeemed in accordance with their terms prior to such date. The notes are senior unsecured obligations and rank equally with all of our existing and future senior debt and are senior to any subordinated debt. The notes are guaranteed by the majority of our wholly-owned subsidiaries.
     The indenture governing the notes contains customary covenants that, among other things, limit our ability to incur additional indebtedness and issue preferred equity, pay dividends or distributions, repurchase equity or repay subordinated indebtedness, make investments or certain other restricted payments, create liens, sell assets, enter into agreements that restrict dividends, distributions or other payments from subsidiaries, enter into transactions with affiliates, and consolidate, merge or transfer all or substantially all of our assets. The indenture also contains certain customary events of default, which give the lenders the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to make principal payments or to make interest payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.
Newly Adopted Accounting Pronouncements
     Transfers of Financial Assets
     In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding the accounting for transfers of financial assets, which requires enhanced disclosures about the continuing risk exposure to a transferor resulting from its continuing involvement with transferred financial assets. We adopted this guidance effective January 1, 2010. See the description of our asset securitization program in Liquidity and Capital Resources above.
     Consolidation
     In June 2009, the FASB issued authoritative guidance, which requires a company to perform a qualitative analysis to determine whether it has a controlling financial interest in a variable interest entity, including an assessment of the company’s power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. We adopted this guidance effective January 1, 2010. Upon adoption, we performed a qualitative assessment of our existing interests and determined that we held no interest in variable interest entities.
     Fair Value Disclosures
     In January 2010, the FASB issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at that time. See Note 15 for our fair value measurement disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     Commodity Price Risk
     The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 83% of our sales volume under coal supply agreements with terms of one year or more during 2009. As of June 30, 2010 our total unpriced planned production for 2010 was approximately 0.5 million tons. Unpriced volumes for 2011 will depend on finalization of production plans, taking into account demand and pricing.
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
     We have commodity risk related to our diesel fuel purchases. To manage this risk, we have entered into heating oil swap contracts with financial institutions. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. As of June 30, 2010, the notional amounts outstanding for these swaps included 7.1 million gallons of heating oil expiring throughout the remainder of 2010 and 5.0 million gallons of heating oil expiring throughout 2011. For the last six months of 2010, we expect to purchase approximately 11 million gallons of diesel fuel across all operations. Aside from these hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our operating costs for the remainder of 2010 by approximately $1.1 million.
     Credit Risk
     For the six months ended June 30, 2010, approximately 17% of our revenue was generated through sales to a marketing affiliate of Peabody, and we will continue to supply coal to Peabody on a contract basis as described above so Peabody can meet its commitments under pre-existing customer agreements sourced from our operations. The pre-existing customer arrangement between Patriot and Peabody with the longest term will expire on December 31, 2012. Our remaining sales are primarily made directly to electric utilities, industrial companies and steelmakers. Therefore, our concentration of credit risk is with Peabody, as well as electric utilities and steelmakers.
     Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, we will protect our position by requiring the counterparty to provide appropriate credit enhancements. When appropriate (as determined by our credit management function), we have taken steps to mitigate our credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay. While the economic recession may affect our customers, we do not anticipate that it will significantly affect our overall credit risk profile due to our credit policies.
     Additionally, as of June 30, 2010, we had $126.5 million in notes receivable outstanding from a single counterparty, arising out of the sale of coal reserves and surface land. Each of these notes contains a cross-collaterization provision secured primarily by the underlying coal reserves and surface land.

Item 4.	Controls and Procedures.
     Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required to be disclosed under the securities laws is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of June 30, 2010, and has concluded that the disclosure controls and procedures were adequate and effective as of such date.
     There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
     See Note 16 to the unaudited condensed consolidated financial statements included in Part I, Item 1. of this report relating to certain legal proceedings, which information is incorporated by reference herein.

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
     On April 1, 2010, the EPA issued comprehensive guidance to provide clarification as to the water quality standards that should apply when reviewing Clean Water Act permit applications for Appalachian surface coal mining operations and of the EPA’s roles and expectations, in coordinating with their federal and state partners, to assure more consistent, effective and timely compliance by Appalachian surface coal mining operations with the provisions of the Clean Water Act, National Environmental Policy Act, and the Environmental Justice Executive Order. This guidance establishes threshold conductivity levels to be used as a basis for evaluating compliance with narrative water quality standards. Conductivity is a measure that reflects levels of salt, sulfides and other chemical constituents present in water. In order to obtain federal Clean Water Act permits for surface coal mining in Appalachia, as defined in the guidance, applicants must perform an evaluation to determine if a reasonable potential exists that the proposed mining would cause a violation of water quality standards, including narrative standards. The EPA Administrator has stated that these water quality standards may be difficult for most surface mining operations to meet. Additionally, the guidance contains requirements for avoidance and minimization of environmental impacts, mitigation of mining impacts, consideration of the full range of potential impacts on the environment, human health, and communities, including low-income or minority populations, and provision of meaningful opportunities for public participation in the permit process. In the future, to obtain necessary permits, we and other mining companies will be required to meet these requirements. We have begun to incorporate these new requirements into some of our current permit applications; however, there can be no guarantee that we will be able to meet these or any other new standards with respect to our future permit applications.
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
     In March 2010, the Patient Protection and Affordable Care Act, and a companion bill, the Health Care and Education Reconciliation Act of 2010, (collectively, the 2010 healthcare legislation) were enacted, potentially impacting our costs to provide healthcare benefits to our eligible active and certain retired employees and workers’ compensation benefits related to occupational disease resulting from coal workers’ pneumoconiosis (black lung disease). The 2010 healthcare legislation has both short-term and long-term implications on healthcare benefit plan standards. Implementation of the 2010 healthcare legislation will occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.
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
     Approximately 50% of employees at our company operations were represented by an organized labor union at June 30, 2010. The healthcare benefits that we provide to our represented employees and retirees are stipulated by law and by labor agreements, which expire December 31, 2011. Healthcare benefit changes required by the 2010 healthcare legislation will be included in any new labor agreements.
     We are currently analyzing the 2010 healthcare legislation to determine the full extent of the impact of the required plan standard changes on our employee healthcare plans and the resulting costs. Beginning in 2018, the 2010 healthcare legislation will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, it is impractical to reasonably estimate the impact of the excise tax on our future healthcare costs or postretirement benefit obligation. Accordingly, as of June 30, 2010, we have not made any changes to our assumptions used to determine our postretirement benefit obligation. With the exception of the excise tax, we do not believe any other plan standard changes will be significant to our future healthcare costs for eligible active employees and our postretirement benefit obligation for certain retired employees. However, we will need to continue to evaluate the impact of the 2010 healthcare legislation in future periods as additional information and guidance becomes available.
     The 2010 healthcare legislation also amended previous legislation related to coal workers’ pneumoconiosis, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We were able to evaluate the impact of these changes to our current population of beneficiaries and claimants, resulting in an estimated $11.5 million increase to our obligation. As of March 31, 2010, we recorded this estimate as an increase to our workers’ compensation liability and a decrease to the actuarial gain included in “Accumulated other comprehensive loss” on our balance sheet. We adjusted the amortization of the actuarial gain beginning in the second quarter of 2010. As of June 30, 2010, we were not able to estimate the impact of the 2010 healthcare legislation on our obligations related to future pneumoconiosis claims due to uncertainty around the number of claims that will be filed and how impactful the new award criteria will be to these claim populations.

     Recent developments relating to the environmental, health and safety regulation of our mining operations could result in significant costs and liabilities and limit our ability to produce coal.
     Federal and state authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, plants and wildlife, reclamation and restoration of mining properties after mining is completed, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Federal and state authorities inspect our operations, and in the aftermath of the April 5, 2010 accident at a competitor’s underground mine in Central Appalachia, we and other mining companies have experienced, and may in the future continue to experience, a significant increase in the frequency and scope of these inspections. Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state and/or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. In addition, significant legislation mandating specified benefits for retired coal miners affects our industry.
     In response to the accident mentioned above, federal and West Virginia authorities instituted special inspections of coal mines for, among other safety concerns, the accumulation of coal dust and the proper ventilation of gases such as methane. Certain of these inspections have already occurred. In addition, Congress is currently considering legislation to enhance mine safety laws which could result in additional or enhanced mine safety equipment and procedure requirements, more frequent mine inspections, stricter enforcement practices, enhanced reporting and miner training requirements, higher penalties for certain violations of safety rules and increased authority for the Mine Safety and Health Administration (MSHA). Additionally, the proposed legislation includes, among other things, higher fines and increased monitoring for mines found to be in a “pattern of violations” status and an expansion of MSHA’s ability to order the temporary closure of mines. West Virginia regulatory authorities are also considering enhanced mine safety laws, which could potentially result in similar equipment and procedure requirements.
     In late January 2010, the U.S. Attorney’s office and the State of West Virginia began investigations relating to one or more of our employees regarding falsified readings of certain atmospheric conditions at our Federal No. 2 mine. We are investigating this matter internally and we terminated one employee. The terminated employee subsequently admitted to falsifying inspection records and has been cooperating with the U.S. Attorney’s office. On April 21, 2010, we received a federal subpoena requesting methane detection systems equipment used at our Federal No. 2 mine since July 2008 and the results of tests performed on the equipment since that date. We have provided the equipment and information as requested by the subpoena.
     The costs, liabilities and requirements associated with addressing the outcome of inspections and complying with these environmental, health and safety requirements are often significant and time-consuming and may delay commencement or continuation of exploration or production. New or revised legislation or administrative regulations (or new judicial or administrative interpretations or enforcement of existing laws and regulations), including proposals related to the protection of the environment or employee health and safety that would further regulate and tax the coal industry and/or users of coal, may also require us or our customers to change operations significantly or incur increased costs, which may materially adversely affect our mining operations and our cost structure. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. Additionally, MSHA may order the temporary closure of mines in the event of certain violations of safety rules. Our customers may challenge our issuance of force majeure notices in connection with such closures. If these challenges are successful, we could be obligated to make up lost shipments, to reimburse customers for the additional costs to purchase replacement coal, or, in some cases, to terminate certain sales contracts. These factors could have a material adverse effect on our results of operations, cash flows and financial condition.

Item 5. Other Information.
Section 1503. Reporting Requirements Regarding Coal Or Other Mine Safety.
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act) was enacted. Section 1503 of the Act contains new reporting requirements regarding coal or other mine safety.
     Patriot is committed to providing a safe workplace for all of our employees. Our focus on safety resulted in 2009 being the safest year on record for our operations. We continue to engage proactively with federal and state agencies in support of measures which can legitimately improve the safety and well-being of our employees.
     The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (the Mine Act). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. We present information below regarding certain mining safety and health citations which MSHA has issued with respect to our coal mining operations. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the coal mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed.
     The table below includes references to specific sections of the Mine Act. We are providing the information in the table by mining complex because that is how we manage and operate our business.
For the three months ended June 30, 2010, except for pending legal actions, which are as of June 30, 2010:
(1)	For each coal or other mine, of which the issuer or a subsidiary of the issuer is an operator (number of occurrences, except for proposed assessment dollar values)

	(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)
								Pending
	Section	Section	Section	Section	Section	Proposed		Legal
	104	104(b)	104(d)	110(b)(2)	107(a)	Assessments	Fatalities	Action
						(in thousands)
Mining Complex
Big Mountain	23	—	1	—	1	$62.4	—	23
Blue Creek	6	—	—	—	1	4.0	—	—
Bluegrass	24	—	—	—	—	49.6	—	13
Campbell’s Creek	1	—	—	—	—	6.4	—	5
Corridor G	4	—	—	—	—	—	—	—
Dodge Hill	22	—	—	—	—	36.6	—	13
Federal	76	—	11	—	—	39.9	—	35
Highland	28	—	1	—	—	161.2	—	63
Jupiter	—	—	—	—	—	0.1	—	17
Logan County	—	—	—	—	—	27.8	—	3
Paint Creek	7	—	—	—	—	5.5	—	8
Panther	21	—	—	—	1	117.8	—	31
Remington	—	—	—	—	—	—	—	15
Rocklick	28	3	1	—	1	185.0	—	52
Wells	13	—	—	—	—	7.0	—	5
Other Closed Operations	—	—	—	—	—	0.2	—	1

(A)	The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Safety and Health Act of 1977 (30 U.S.C. 814) for which the operator received a citation from the Mine Safety and Health Administration

(B)	The total number of orders issued under section 104(b) of such Act (30 U.S.C. 814(b))

(C)	The total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of such Act (30 U.S.C. 814(d))

(D)	The total number of flagrant violations under section 110(b)(2) of such Act (30 U.S.C. 820(b)(2))

(E)	The total number of imminent danger orders issued under section 107(a) of such Act (30 U.S.C. 817(a))

(F)	The total dollar value of proposed assessments from the Mine Safety and Health Administration under such Act (30 U.S.C. 801 et seq.)

(G)	The total number of mining-related fatalities

(H)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine

The number of pending legal actions includes three cases that are currently under appellate review by the Federal Mine Safety and Health Review Commission. The remaining matters are pending before the Office of Administrative Law Judges of the Federal Mine Safety and Health Review Commission.

(2)	A list of such coal or other mines, of which the issuer or a subsidiary of the issuer is an operator, that receive written notice from the Mine Safety and Health Administration of — (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health and safety hazards under section 104(e) of such Act (30 U.S.C. 814 (e)); or (B) the potential to have such a pattern.
None

(3)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine. See footnote (H) in the table above.

Item 6.	Exhibits.
     See Exhibit Index on page 43 of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION
Date: August 6, 2010	By:	/s/ MARK N. SCHROEDER
Mark N. Schroeder
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 13, 2010).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

4.1	Indenture dated as of May 5, 2010 between Patriot Coal Corporation and Wilmington Trust Company, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on May 5, 2010).

4.2	First Supplemental Indenture dated May 5, 2010 among Patriot Coal Corporation, the guarantors party thereto and Wilmington Trust Company, trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed on May 5, 2010).

4.3	Second Supplemental Indenture dated May 5, 2010 among Patriot Coal Corporation, the guarantors party thereto and Wilmington Trust Company, trustee (Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K, filed on May 5, 2010).

10.1	Purchase and Sale Agreement, dated as of March 2, 2010, among the Originators referred to therein, as sellers, Patriot Coal Corporation and Patriot Coal Receivables (SPV) Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 4, 2010).

10.2	Receivables Purchase Agreement, dated as of March 2, 2010, among Patriot Coal Receivables (SPV) Ltd., Patriot Coal Corporation, as Servicer, the LC Participants, Related Committed Purchasers, Uncommitted Purchasers and Purchaser Agents parties thereto from time to time and Fifth Third Bank, as Administrator and as issuer of letters of credit (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on March 4, 2010).

10.3	Amended and Restated Credit Agreement dated as of May 5, 2010 among Patriot Coal Corporation, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on May 5, 2010).

10.4	Amendment No. 1 to Voting and Standstill Agreement, dated as of June 14, 2010, among Patriot Coal Corporation, the stockholders whose names appear on the signature page thereto, Arclight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as stockholder representative (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on June 14, 2010).

31.1*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Financial Officer.

101**	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.