Form 10-Q
period 2010-09-30
Patriot Coal CORP
filed 2010-11-05
CIK 1376812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

There were 90,994,399 shares of common stock with a par value of $0.01 per share outstanding on October 29, 2010.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT COAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share data)

Revenues
Sales	$496,271	$493,147	$1,494,279	$1,501,034
Other revenues	4,412	13,042	12,653	41,087

Total revenues	500,683	506,189	1,506,932	1,542,121
Costs and expenses
Operating costs and expenses	484,168	470,708	1,421,862	1,432,533
Depreciation, depletion and amortization	44,782	50,413	144,744	155,749
Reclamation and remediation obligation expense	31,291	9,206	53,141	23,268
Sales contract accretion	(30,927)	(93,988)	(89,970)	(232,516)
Restructuring and impairment charge	167	—	15,005	—
Selling and administrative expenses	10,323	11,272	36,295	35,518
Income from equity affiliates	(3,491)	(1,187)	(5,183)	(75)
Net gain on disposal or exchange of assets	(3,531)	(10)	(45,086)	(4,071)

Operating profit (loss)	(32,099)	59,775	(23,876)	131,715
Interest expense	16,952	10,656	40,779	28,386
Interest income	(3,128)	(3,723)	(9,819)	(13,046)

Income (loss) before income taxes	(45,923)	52,842	(54,836)	116,375
Income tax provision	70	—	470	—

Net income (loss)	$(45,993)	$52,842	$(55,306)	$116,375

Weighted average shares outstanding
Basic	90,968,377	90,277,301	90,889,782	82,753,236
Effect of dilutive securities	—	794,839	—	558,338

Diluted	90,968,377	91,072,140	90,889,782	83,311,574

Earnings (loss) per share
Basic	$(0.51)	$0.59	$(0.61)	$1.41
Diluted	$(0.51)	$0.58	$(0.61)	$1.40

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2010	December 31, 2009
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$208,203	$27,098
Accounts receivable and other, net of allowance for doubtful accounts of $141 as of September 30, 2010 and December 31, 2009	220,985	188,897
Inventories	87,753	81,188
Prepaid expenses and other current assets	20,382	14,366

Total current assets	537,323	311,549
Property, plant, equipment and mine development
Land and coal interests	2,855,986	2,864,225
Buildings and improvements	429,097	396,449
Machinery and equipment	673,544	631,615
Less accumulated depreciation, depletion and amortization	(797,113)	(731,035)

Property, plant, equipment and mine development, net	3,161,514	3,161,254
Notes receivable	75,320	109,137
Investments and other assets	54,866	36,223

Total assets	$3,829,023	$3,618,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$4,699	$8,042
Trade accounts payable and accrued expenses	431,995	406,351
Below market sales contracts acquired	89,865	150,441

Total current liabilities	526,559	564,834
Long-term debt, less current maturities	449,700	197,951
Reclamation and remediation obligations	344,601	319,390
Workers’ compensation obligations	213,152	193,719
Accrued postretirement benefit costs	1,177,766	1,169,981
Obligation to industry fund	39,567	42,197
Below market sales contracts acquired, noncurrent	108,902	156,120
Other noncurrent liabilities	60,971	38,477

Total liabilities	2,921,218	2,682,669
Stockholders’ equity
Common stock ($0.01 par value; 300,000,000 and 100,000,000 shares authorized; 90,982,957 and 90,319,939 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	910	903
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2010 and December 31, 2009)	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2010 and December 31, 2009)	—	—
Additional paid-in capital	958,649	947,159
Retained earnings	181,302	236,608
Accumulated other comprehensive loss	(233,056)	(249,176)

Total stockholders’ equity	907,805	935,494

Total liabilities and stockholders’ equity	$3,829,023	$3,618,163

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)

Cash Flows From Operating Activities
Net income (loss)	$(55,306)	$116,375
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	144,744	155,749
Sales contract accretion	(89,970)	(232,516)
Impairment charge	2,823	—
Net gain on disposal or exchange of assets	(45,086)	(4,071)
Stock-based compensation expense	9,023	8,561
Changes in current assets and liabilities:
Accounts receivable	(13,679)	527
Inventories	(6,565)	(13,589)
Other current assets	(7,377)	(5,514)
Accounts payable and accrued expenses	1,531	4,228
Interest on notes receivable	(9,691)	(10,540)
Reclamation and remediation obligations	35,010	7,186
Workers’ compensation obligations	7,962	437
Accrued postretirement benefit costs	34,578	21,428
Obligation to industry fund	(2,180)	(2,406)
Restructuring charge, noncurrent	9,248	—
Other, net	7,919	(6,367)

Net cash provided by operating activities	22,984	39,488

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(94,600)	(54,167)
Additions to advance mining royalties	(14,768)	(11,331)
Proceeds from disposal or exchange of assets, net of notes receivable	1,526	4,768
Proceeds from notes receivable	25,100	3,000
Investment in joint ventures	(300)	—
Other	—	447

Net cash used in investing activities	(83,042)	(57,283)

Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	248,198	—
Deferred financing costs	(20,972)	—
Proceeds from coal reserve financing transaction	17,700	—
Long-term debt payments	(6,237)	(4,489)
Proceeds from equity offering, net of costs	—	89,077
Short-term debt payments	—	(23,000)
Proceeds from employee stock programs	2,474	1,971

Net cash provided by financing activities	241,163	63,559

Net increase in cash and cash equivalents	181,105	45,764
Cash and cash equivalents at beginning of period	27,098	2,872

Cash and cash equivalents at end of period	$208,203	$48,636

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(1) Basis of Presentation

Description of Business

Patriot Coal Corporation (Patriot, we, our or the Company) is engaged in the mining and preparation of thermal coal, also known as steam coal, for sale primarily to electricity generators and metallurgical coal, for sale to steel mills and independent coke producers. Our mining complexes and coal reserves are located in the eastern and midwestern United States (U.S.), primarily in West Virginia and Kentucky.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Patriot and its subsidiaries. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments: Appalachia and the Illinois Basin. See Note 14 for our segment disclosures.

The accompanying condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three and nine months ended September 30, 2010 may not necessarily be indicative of the results for the year ending December 31, 2010.

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

Fair Value Disclosures

In January 2010, the FASB issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at that time. See Note 16 for our fair value measurement disclosures.

(3) Receivables Securitization

In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade receivables to creditors as collateral for any borrowings. Available liquidity under the program fluctuates with the balance of our trade accounts receivable.

Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the sale of the trade receivables to the creditors does not receive sale accounting treatment. As such, the trade accounts receivable balances remain on our financial statements until settled. Any direct borrowings under the program will be recorded as secured debt. The outstanding trade accounts receivable balance was $164.6 million as of September 30, 2010. As of September 30, 2010, the balance of outstanding letters of credit issued against the accounts receivable securitization program totaled $60.6 million.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(4) Restructuring and Impairment Charge

In the second quarter of 2010, we recorded a $14.8 million restructuring and impairment charge related to the June 2010 closure of the Harris No. 1 mine, resulting from adverse geologic conditions, and further rationalization of our operations at the Rocklick mining complex based on this early closure. The Harris No. 1 mine was nearing the end of its projected mining life and was scheduled for closure in 2011. The charge included a $2.8 million non-cash, impairment component related to equipment and coal reserves that were abandoned due to the mine closure. Additionally, the charge included a restructuring component totaling $12.0 million for contractual obligation payments, which provide for the use of a beltline and rights to coal reserves, that are being made with no future economic benefit over the remaining term. Payments of these obligations will occur through the end of 2013. In the three months ended September 30, 2010, $0.2 million of accretion was charged against the restructuring liability related to the discounted future payment obligations. At September 30, 2010, the current portion of the restructuring liability of $2.8 million was included in “Trade accounts payable and accrued expenses” and the long-term portion of $9.4 million was included in “Other noncurrent liabilities.”

(5) Selenium

On September 1, 2010, the U.S. District Court for the Southern District of West Virginia issued an order to Apogee Coal Company (Apogee) and Hobet Mining, LLC (Hobet), two of our subsidiaries, in relation to failure to meet the deadline to comply with selenium discharge limits in their permits by April 5, 2010. Apogee was ordered, among other things, to install a Fluidized Bed Reactor (FBR) water treatment facility for three mining outfalls and to come into compliance with applicable selenium discharge limits at these outfalls by March 1, 2013. As a result of this order, we recorded expense of $20.7 million in the third quarter of 2010 related to operating costs of the FBR facility and additional pilot projects. The charge was included in “Reclamation and remediation obligation expense” on our consolidated statements of operations. See Note 17 for the background on these proceedings and the additional impact of these orders on Apogee and Hobet.

(6) Net Gain on Disposal or Exchange of Assets and Other Commercial Transactions

Net Gain on Disposal or Exchange of Assets

In the normal course of business, we enter into certain exchange agreements swapping non-strategic coal mineral rights or other assets for coal mineral rights which are more strategic to our operations.

In the third quarter of 2010, we entered into agreements with two other coal producers to exchange certain of our non-strategic coal mineral rights for certain coal mineral rights located near our Highland mining complex. We recognized a gain of $3.4 million on these transactions.

In the second quarter of 2010, we entered into two separate agreements with other coal producers to exchange certain of our non-strategic coal mineral rights for certain of their coal mineral rights located near our Wells and Corridor G mining complexes. We recognized gains totaling $14.3 million on these transactions.

Effective April 2010, we entered into an agreement to surrender our rights to non-strategic leased coal reserves and the associated mining permits at our Rocklick mining complex in exchange for the release of the related reclamation obligations. We recognized a gain of $2.8 million on this transaction as a result of transferring the reclamation liability.

In March 2010, we received approximately 13 million tons of coal mineral rights contiguous to our Highland mining complex in exchange for non-strategic Illinois Basin coal reserves. We recognized a gain of $24.0 million on this transaction in the first quarter of 2010.

In June 2009, we entered into an agreement to swap certain surface land for cash and certain coal mineral rights with another coal producer. We recognized a gain totaling $4.2 million on this transaction.

These exchange transactions were recorded at fair value in accordance with authoritative guidance. The valuations utilized primarily Level 3 inputs, as defined by authoritative guidance, in a discounted cash flows model including assumptions for future coal sales prices and operating costs. Level 3 inputs were utilized due to the lack of an active, quoted market for coal reserves and due to the inability to use other transaction comparisons because of the unique nature and location of each coal seam.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

Other Commercial Transactions

Effective April 2010, we entered into an agreement to sell coal mineral rights at our Federal mining complex to a third party lessor and added them to an existing lease. In accordance with authoritative guidance, we recorded these transactions as a financing arrangement. Therefore, we recorded the $17.7 million cash consideration as a liability, with $1.2 million of the liability recorded in “Trade accounts payable and accrued expenses” and $16.5 million recorded in “Other noncurrent liabilities.” The liability is being accreted through interest expense over an expected lease term of approximately five years and is being relieved as we make future royalty payments.

In February 2010, we entered into an agreement to purchase certain coal mineral rights from another coal producer. The purchase price of $10.0 million is included in “Property, plant, equipment and mine development” on the condensed consolidated balance sheets.

Other revenues include payments from customer settlements, royalties related to coal lease agreements and farm income. In certain situations, we agreed to release certain metallurgical and thermal customers from receipt of committed tons in exchange for a cash settlement. For the three and nine months ended September 30, 2009, these cash settlements represented a significant portion of other revenue.

We have interests in joint ventures that are accounted for under the equity method. The book value of our equity method investments was $25.1 million and $20.9 million as of September 30, 2010 and December 31, 2009, respectively. Our maximum exposure to loss is our book value plus additional future capital contributions, which in total for all of our joint ventures is capped at $8.8 million including additional commitments made during the nine months ended September 30, 2010.

In the second quarter of 2010, we agreed to provide a limited guaranty of the payment and performance under a loan entered into by one of our joint ventures. The loan was obtained to purchase equipment, which is pledged as collateral for the loan. In the event of default, we would be required to pay a maximum of $3.5 million. The maximum term of the loan is 60 months after August 2010 and the loan balance at September 30, 2010 was $3.4 million. At September 30, 2010, there was no carrying amount of the liability related to this guarantee on our condensed consolidated balance sheets based on the amount of exposure and the likelihood of required performance.

(7) Income Tax Provision

For the three and nine months ended September 30, 2010, we recorded an income tax provision of $0.1 and $0.5 million related to certain state taxes. For the three and nine months ended September 30, 2009, no income tax provision was recorded. No federal income tax provision was recorded in 2010 or 2009 due to our anticipated tax net operating loss for the respective year and the full valuation allowance recorded against deferred tax assets. The primary difference between book and taxable income for 2010 and 2009 is the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired in the July 2008 Magnum acquisition, with such amounts being included in the computation of book income but excluded from the computation of taxable income.

(8) Earnings per Share

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.

The effect of dilutive securities excludes certain stock options, restricted stock units and convertible debt-related shares because the inclusion of these securities was antidilutive to earnings per share based on the computation required under accounting guidance. For the three and nine months ended September 30, 2010, no common stock equivalents were included in the computation of the diluted loss per share because we reported a net loss. For the three and nine months ended September 30, 2009, the effect of dilutive securities included the impact of certain stock options and restricted stock units.

Accordingly, 2.9 million shares, 2.9 million shares, 1.2 million shares and 1.7 million shares related to stock-based compensation awards were excluded from the diluted earnings (loss) per share calculation for the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, respectively.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(9) Comprehensive Income (Loss)

The following table sets forth the after-tax components of comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income (loss)	$(45,993)	$52,842	$(55,306)	$116,375
Accumulated actuarial loss and prior service cost realized in net income (loss)	9,079	4,154	27,271	11,786
Unrealized loss on actuarially-determined liability (See Note 12)	—	—	(11,500)	—
Net change in fair value of diesel fuel hedges	1,425	211	349	7,980

Comprehensive income (loss)	$(35,489)	$57,207	$(39,186)	$136,141

(10) Inventories

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Materials and supplies	$ 42,573	$ 39,285
Saleable coal	32,042	28,255
Raw coal	13,138	13,648

Total	$ 87,753	$ 81,188

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

(11) Postretirement Benefit Costs

Net periodic postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost for benefits earned	$1,421	$560	$4,271	$2,606
Interest cost on accumulated postretirement benefit obligation	18,966	17,672	56,866	52,882
Amortization of actuarial loss	8,993	4,928	27,393	14,110
Amortization of prior service cost	(200)	(138)	(600)	(413)

Net periodic postretirement benefit costs	$29,180	$23,022	$87,930	$69,185

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(12) Healthcare Legislation

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

Approximately 50% of employees at our company operations were represented by an organized labor union at September 30, 2010. Most of the healthcare benefits that we provide to our represented employees and retirees are stipulated by law and by labor agreements, which expire December 31, 2011. Healthcare benefit changes required by the 2010 healthcare legislation will be included in any new labor agreements or earlier if required by law.

One provision of the 2010 healthcare legislation changes the tax treatment for Medicare drug subsidies. We are not impacted by this change, so this provision will have no effect on our results of operations.

We are currently analyzing the 2010 healthcare legislation to determine the full extent of the impact of the required plan standard changes on our employee healthcare plans and the resulting costs. Beginning in 2018, the 2010 healthcare legislation will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, it is impractical to reasonably estimate the impact of the excise tax on our future healthcare costs or postretirement benefit obligation. Based on preliminary estimates and basic assumptions around the pending interpretations of these regulations, the excise tax does not have a material impact on our postretirement benefit obligation. Accordingly, as of September 30, 2010, we have not made any changes to our assumptions used to determine our postretirement benefit obligation. With the exception of the excise tax, we do not believe any other plan standard changes will be significant to our future healthcare costs for eligible active employees and our postretirement benefit obligation for certain retired employees. However, we will need to continue to evaluate the impact of the 2010 healthcare legislation in future periods as additional information and guidance becomes available.

The 2010 healthcare legislation also amended previous legislation related to coal workers’ pneumoconiosis, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We were able to evaluate the impact of these changes to our current population of beneficiaries and claimants, resulting in an estimated $11.5 million increase to our obligation. As of March 31, 2010, we recorded this estimate as an increase to our workers’ compensation liability and a decrease to the actuarial gain included in “Accumulated other comprehensive loss” on our balance sheet. We adjusted the amortization of the actuarial gain beginning in the second quarter of 2010. As of September 30, 2010, we were not able to estimate the impact of the 2010 healthcare legislation on our obligations related to future pneumoconiosis claims due to uncertainty around the number of claims that will be filed and how impactful the new award criteria will be to these claim populations.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(13) Long-Term Debt, Current and Noncurrent

Our total indebtedness consisted of the following:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

8.25% Senior Notes due 2018	$ 248,292	$ —
3.25% Convertible Senior Notes due 2013	173,852	167,501
Capital leases	22,849	28,039
Promissory notes	9,406	10,453

Total	454,399	205,993
Less current portion of debt	(4,699)	(8,042)

Long-term debt, less current maturities	$ 449,700	$ 197,951

Credit Facility

Effective October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which included a $50 million swingline sub-facility and a letter of credit sub-facility, subsequently amended for the Magnum acquisition and the issuance of the convertible notes. Effective May 5, 2010, we entered into an amended and restated Credit Agreement, which, among other things, extended the maturity date of the revolving credit facility and adjusted borrowing capacity. After the amendment and restatement, we have $427.5 million available under the revolving credit facility with a maturity date of December 31, 2013. We incurred total fees of $10.9 million in relation to the new agreement. These fees as well as the fees related to the initial agreement are being amortized over the remaining term of the amended and restated agreement. We wrote-off $0.6 million of the fees from the initial agreement due to changes to the syndication group.

This facility is available for our working capital requirements, capital expenditures and other corporate purposes. As of September 30, 2010 and December 31, 2009, the balance of outstanding letters of credit issued against the credit facility totaled $298.1 million and $352.1 million, respectively. There were no outstanding short-term borrowings against this facility as of September 30, 2010 and December 31, 2009. Availability under the credit facility was $129.4 million and $170.4 million as of September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, we were in compliance with the covenants of our credit facility.

The obligations under our credit facility are secured by a first lien on substantially all of our assets, including but not limited to certain of our mines, coal reserves and related fixtures. The credit facility contains certain customary covenants, including financial covenants limiting our indebtedness (maximum net debt leverage ratio of 3.00) and requiring minimum EBITDA (as defined in the Credit Agreement) coverage of cash interest expense (minimum interest coverage ratio on a rolling four quarter basis of 3.00 from May 5, 2010 through the quarter ending December 31, 2010 and 3.50 for the quarter ending March 31, 2011 and thereafter), as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends, and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants. The terms of the credit facility also contain certain customary events of default, which give the lenders the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to maintain required ratios, failure to make principal payments or to make interest or fee payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.

Senior Notes Issuance

On May 5, 2010, we completed a public offering of $250 million in aggregate principal amount of 8.25% Senior Notes due 2018. The net proceeds of the offering were approximately $240 million after deducting the initial $1.8 million discount, purchasers’ commissions and fees, and expenses of the offering. The net proceeds are being used for general corporate purposes, which include capital expenditures for development of additional coal production capacity, working capital, acquisitions, refinancing of other debt or other capital transactions. The discount is being amortized over the term of the notes.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

The indenture governing the notes contains customary covenants that, among other things, limit our ability to incur additional indebtedness and issue preferred equity; pay dividends or distributions; repurchase equity or repay subordinated indebtedness; make investments or certain other restricted payments; create liens; sell assets; enter into agreements that restrict dividends; distributions or other payments from subsidiaries; enter into transactions with affiliates; and consolidate, merge or transfer all or substantially all of our assets. The indenture also contains certain customary events of default, which give the lenders the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to make principal payments or to make interest payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.

(14) Segment Information

We report our operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of our mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining and preparation of thermal coal, sold primarily to electricity generators, and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining and preparation of thermal coal, sold primarily to electricity generators. For the nine months ended September 30, 2010 and 2009, our sales to electricity generators were 78% and 85%, of our total volume respectively. Our sales to steel and coke producers were 22% and 15% of our total volume for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, our revenues attributable to foreign countries, based on where the product was shipped, were $416.0 million and $225.4 million, respectively. We utilize underground and surface mining methods and produce coal with high and medium Btu content. Our operations have relatively short shipping distances from the mine to most of our domestic utility customers and certain metallurgical coal customers. “Corporate and Other” includes selling and administrative expenses, net gain on disposal or exchange of assets and costs associated with past mining obligations.

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

Operating segment results for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$438,460	$62,223	$—	$500,683	$1,301,882	$205,050	$—	$1,506,932
Adjusted EBITDA	66,654	(4,097)	(49,343)	13,214	219,558	1,187	(121,701)	99,044
Additions to property, plant, equipment and mine development	26,282	4,435	191	30,908	75,275	18,960	365	94,600

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$440,272	$65,917	$—	$506,189	$1,336,862	$205,259	$—	$1,542,121
Adjusted EBITDA	76,604	58	(51,256)	25,406	214,696	6,972	(143,452)	78,216
Additions to property, plant, equipment and mine development	17,308	1,840	200	19,348	48,164	5,192	811	54,167

A reconciliation of Adjusted EBITDA to net income (loss) follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Total Adjusted EBITDA	$13,214	$25,406	$99,044	$78,216
Depreciation, depletion and amortization	(44,782)	(50,413)	(144,744)	(155,749)
Reclamation and remediation obligation expense	(31,291)	(9,206)	(53,141)	(23,268)
Sales contract accretion, net	30,927	93,988	89,970	232,516
Restructuring and impairment charge	(167)	—	(15,005)	—
Interest expense	(16,952)	(10,656)	(40,779)	(28,386)
Interest income	3,128	3,723	9,819	13,046
Income tax provision	(70)	—	(470)	—

Net income (loss)	$(45,993)	$52,842	$(55,306)	$116,375

(15) Derivatives

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

We have commodity risk related to our diesel fuel purchases. To manage a portion of this risk, we entered into heating oil swap contracts with financial institutions. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. As of September 30, 2010, the notional amounts outstanding for these swaps included 3.6 million gallons of heating oil expiring throughout the remainder of 2010 and 5.0 million gallons of heating oil expiring throughout 2011. For the last three months of 2010, we expect to purchase approximately 5.5 million gallons of diesel fuel across all operations. For the three and nine months ended September 30, 2010, we recognized a net loss of less than $0.1 million in earnings on settled contracts for both periods. For the three and nine months ended September 30, 2009, we recognized a loss of $0.9 million and $4.6 million in earnings on settled contracts, respectively. Based on the analysis required by authoritative guidance, a portion of the fair value for the cash flow hedges was deemed ineffective for the three and nine months ended September 30, 2010 and 2009, resulting in less than $0.1 million recorded directly to earnings in each of these periods.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

The following table presents the fair values of our derivatives and the amounts of unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss” related to fuel hedges in the condensed consolidated balance sheets. See Note 9 for the impact of our fuel hedges on comprehensive income.

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Fair value of current fuel contracts (Prepaid expenses and other current assets)	$ 1,223	$ 2,021
Fair value of noncurrent fuel contracts (Investments and other assets)	234	—
Fair value of current fuel contracts (Trade accounts payable and accrued expenses)	73	986
Net unrealized gains from fuel hedges, net of tax (Accumulated other comprehensive loss)	1,384	1,035

We utilized New York Mercantile Exchange (NYMEX) quoted market prices for the fair value measurement of these contracts, which reflects a Level 2 input.

(16) Fair Value of Financial Instruments

Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Authoritative guidance establishes a three-level fair value hierarchy for fair value to be measured based on the observability of the inputs utilized in the valuation. The levels are: Level 1 - inputs from quoted prices in an active market, Level 2 - inputs other than quoted prices that are directly or indirectly observable through market corroborated inputs and Level 3 - inputs that are unobservable and require assumptions about pricing by market participants.

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments. The fair value of notes receivable approximates the carrying value as of September 30, 2010.

The following table summarizes the fair value of our remaining financial instruments.

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$ 1,457	$ 2,021
Liabilities:
Fuel contracts, cash flow hedges	73	986
$200 million of 3.25% Convertible Senior Notes due 2013	179,917	163,617
$250 million of 8.25% Senior Notes due 2018	257,550	—

All of the instruments above were valued using Level 2 inputs as defined by authoritative guidance. For additional disclosures regarding our fuel contracts see Note 15. The fair value of the Convertible Senior Notes and the 8.25% Senior Notes was estimated using the last traded value on the last day of each period, as provided by a third party.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(17) Commitments and Contingencies

Commitments

As of September 30, 2010, purchase commitments for capital expenditures were $26.6 million.

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

WVDEP Action

In 2007, Hobet was sued for exceedances of effluent limits contained in four of its NPDES permits in state court in Boone County by the WVDEP. We refer to this case as the WVDEP Action. The WVDEP Action was resolved by a settlement and consent order entered in the Boone County Circuit Court on September 5, 2008. As part of the settlement, we paid approximately $1.5 million in civil penalties, with the final payment made in July 2009. The settlement also required us to complete supplemental environmental projects, to gradually reduce selenium discharges from our Hobet Job 21 surface mine, to achieve full compliance with our NPDES permits by April 2010 and to study potential treatment alternatives for selenium.

On October 8, 2009, a motion to enter a modified settlement and consent order in the WVDEP Action was submitted to the Boone County Circuit Court. This motion to modify the settlement and consent order was jointly filed by Patriot and the WVDEP. On December 3, 2009, the Boone County circuit court approved and entered a modified settlement and consent order to, among other things, extend coverage of the September 5, 2008 settlement and consent order to two additional permits and extend the date to achieve full compliance with our NPDES permits from April 2010 to July 2012. One of the two additional permits subject to such extension, Hobet Surface Mine No. 22, was subsequently addressed in the September 1, 2010 U.S. District Court Ruling, as further discussed below.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

Selenium Matters

Federal Apogee Case and Federal Hobet Case

In 2007, Apogee was sued in the U.S. District Court for the Southern District of West Virginia (U.S. District Court) by the Ohio Valley Environmental Coalition, Inc. (OVEC) and another environmental group (pursuant to the citizen suit provisions of the CWA). We refer to this lawsuit as the Federal Apogee Case. This lawsuit alleged that Apogee had violated water discharge limits for selenium set forth in one of its NPDES permits. The lawsuit sought compliance with the limits of the NPDES permit, fines and penalties as well as injunctive relief prohibiting Apogee from further violating laws and its permit.

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

On March 19, 2009, the U.S. District Court approved two separate consent decrees, one between Apogee and the plaintiffs and the other between Hobet and the plaintiffs. The consent decrees extended the deadline to comply with water discharge limits for selenium with respect to the permits covered by the Federal Apogee Case and the Federal Hobet Case to April 5, 2010 and added interim reporting requirements up to that date. We agreed to, among other things, undertake pilot projects at Apogee and Hobet involving reverse osmosis technology along with interim reporting obligations and to comply with our NPDES permit’s water discharge limits for selenium by April 5, 2010. On February 26, 2010, we filed a motion requesting a hearing to discuss the modification of the March 19, 2009 consent decrees to, among other things, extend the compliance deadline to July 2012 in order to continue our efforts to identify viable treatment alternatives.

We continue to install treatment systems at various permitted outfalls, but we were unable to comply with selenium discharge limits by April 5, 2010 due to the ongoing inability to identify a treatment system that can remove selenium sustainably, consistently and uniformly under all variable conditions experienced at our mining operations. On April 18, 2010, the plaintiffs in the Federal Apogee Case filed a motion asking the court to issue an order to show cause why Apogee should not be found in contempt for its failure to comply with the terms and conditions of the March 19, 2009 consent decree. The remedies sought by the plaintiffs included compliance with the terms of the consent decree, the imposition of fines and an obligation to pay plaintiffs’ attorneys fees. A hearing to discuss these motions was held beginning on August 9, 2010. See September 1, 2010 U.S. District Court Ruling below for the outcome of this hearing.

Federal Hobet Surface Mine No. 22 Case

In March 2010, the U.S. District Court permitted a lawsuit to proceed that was filed in October 2009 by OVEC and other environmental groups against Hobet, alleging that Hobet has in the past, and continues to, violate effluent limitations for selenium in an NPDES permit and a Surface Mining Control and Reclamation Act (SMCRA) permit for Hobet Surface Mine No. 22 and seeking injunctive relief. We refer to this as the Federal Hobet Surface Mine No. 22 Case. In June 2010, the U.S. District Court denied Hobet’s motion to dismiss the case and ruled in favor of the plaintiffs, finding that Hobet had violated its NPDES and SMCRA permits at Hobet Surface Mine No. 22 and that the plaintiffs were entitled to injunctive relief. In addition to the Federal Apogee Case, the scope and terms of injunctive relief in the Federal Hobet Surface Mine No. 22 Case were discussed at the hearing that began on August 9, 2010. See September 1, 2010 U.S. District Court Ruling below for the outcome of this hearing.

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

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

Federal Catenary/Hobet Case

On June 18, 2010, OVEC and three other environmental groups filed a lawsuit against Hobet and Catenary in the U.S. District Court under the citizen suit provisions of the CWA and SMCRA. We refer to this case as the Federal Catenary/Hobet Case. The plaintiffs allege that Hobet and Catenary have discharged, and continue to discharge selenium in violation of their NPDES and SMCRA permits. The Federal Catenary/Hobet Case involves the same two NPDES permits that are the subject of the Catenary WVDEP Action and the same four NPDES permits that are the subject of the WVDEP Action and the Federal Hobet Case. The plaintiffs seek, among other remedies, immediate compliance with the limits of the NPDES permits, the imposition of fines and penalties, as well as injunctions prohibiting Hobet and Catenary from further violating laws and their permits. We are unable to predict the likelihood of success of the plaintiffs’ claims. Although we intend to defend ourselves vigorously against all claims, we may consider alternative resolutions to this matter if they would be in the best interest of the Company.

September 1, 2010 U.S. District Court Ruling

On September 1, 2010, the U.S. District Court found Apogee in contempt for failing to comply with the March 19, 2009 consent decree. Apogee was ordered to install an FBR water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits by March 1, 2013. Additionally, the court ordered Hobet to submit by October 1, 2010 a proposed schedule to develop a treatment plan for one outfall and to come into compliance with applicable discharge limits under the Hobet Surface Mine No. 22 permit by May 1, 2013. Apogee and Hobet were required to jointly establish an irrevocable $45 million letter of credit in support of the requirements of this ruling. The court also appointed a Special Master who is authorized to monitor, supervise and direct Apogee’s and Hobet’s compliance with, and hear disputes that arise under, the September 1, 2010 order as well as other orders of the U.S. District Court.

FBR technology had not been used to remove selenium or any other minerals discharged at surface coal mining operations prior to our pilot project that began in February 2010. The FBR water treatment facility, required by the ruling, will be the first of its kind constructed for selenium removal on a commercial scale. We anticipate that the design of the facility will be finalized in mid- to late- 2011 and then construction can begin.

Pursuant to the September 1, 2010 ruling, we will record the costs to install the FBR water treatment facility for the three Apogee outfalls as capital expenditures when incurred. The capital expenditure for the facility is estimated to be approximately $50 million. In addition, the estimated future on-going operating cash flows required to meet our legal obligation for remediation at the three Apogee outfalls have changed from our original estimates based on the September 1, 2010 ruling. As such, we increased the portion of the environmental liability related to Apogee by updating the fair value of the on-going costs related to these three outfalls and recorded the $20.7 million difference between this updated value and our previously recorded liability directly to income, through “Reclamation and remediation obligation expense” in the third quarter of 2010.

As required under the order, we submitted a schedule to develop a treatment plan for the outfall at Hobet Surface Mine No. 22 to the U.S. District Court which includes conducting additional pilot projects related to certain technological alternatives. A final treatment technology to be utilized at Hobet Surface Mine No. 22 will be chosen in 2011 per the submitted schedule. We will record an adjustment to the selenium environmental treatment liability, if necessary, if we modify our planned treatment technology or if we choose a different treatment technology for this outfall.

Selenium Environmental Treatment Liability

We estimated the costs to treat our selenium discharges in excess of allowable limits at a fair value of $85.2 million at the Magnum acquisition date. This liability was recorded in the purchase accounting for the Magnum acquisition and included the estimated costs of installing zero valent iron (ZVI) water treatment technology, which was the most successful methodology at the time based on our testing results. At the time we recorded this liability, it reflected the estimated total costs of the planned ZVI water treatment systems we have been installing and maintaining in consideration of the requirements of our mining permits, court orders, and consent decrees. This estimate was prepared considering the dynamics of legislation, capabilities of available technology and our planned remediation strategy at that time.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

At the time of the Magnum acquisition, various outfalls across the acquired operations had been tested for selenium discharges. Of the outfalls tested, 88 were identified as potential sites of selenium discharge limit exceedances, of which 78 were identified as having known exceedances. The estimated liability recorded at fair value in the purchase allocation took into consideration the 78 outfalls with known exceedances at the acquisition date.

The net present value of our total accrual to treat selenium discharges is $117.7 million as of September 30, 2010, including the $20.7 million adjustment discussed above. The current portion of the estimated liability of $18.4 million is included in “Trade accounts payable and accrued expenses” and the long-term portion is recorded in “Reclamation and remediation obligations” on our condensed consolidated balance sheets.

Our accrual to treat selenium discharges at the other outfalls not addressed in the September 1, 2010 ruling is based on the use of ZVI technology. We are currently continuing to install ZVI systems according to our original remediation strategy, while also performing a further review of other potential water treatment technology or other alternatives. Our remediation strategy reflects implementing scalable ZVI systems at each outfall due to its modular design that can be reconfigured as further knowledge and certainty is gained. Initial ZVI testing has identified potential system shortfalls, and to date ZVI has not been demonstrated to perform consistently and sustainably in achieving effluent selenium limitations or in treating the expected flows at these outfalls. However, based on the flexibility of the scalable system for configuration adjustments, we plan to continue to pursue the ZVI treatment systems and determine whether modifications to the system could result in its ability to treat selenium successfully.

At this time, there is no plan to install FBR or any other technology at the other outfalls as neither FBR nor other technologies have been proven effective on a full-scale basis. However, we are continuing to research various treatment alternatives in addition to ZVI for the other outfalls. If ZVI is not ultimately successful in treating the effluent selenium exceedances at these additional outfalls, we may be required to install alternative treatment technologies. The cost of other technologies could be materially higher than the costs reflected in our accrual. Furthermore, costs associated with potential modifications to ZVI or the scale of the planned ZVI systems to be installed could also cause the costs to be materially higher than the costs reflected in our accrual.

While we are actively continuing to explore treatment options, there can be no assurance as to when a definitive solution will be identified and implemented. As a result, actual costs may differ from our current estimates. Additionally, there are no assurances we will meet the time table stipulated in the various court orders, consent decrees and permits. We will make additional adjustments to our liability when, and if, we have become subject to other obligations and/or it becomes probable that we will utilize a different technology or modify the current technology, whether due to developments in our ongoing research or a legal obligation to do so.

General Selenium Matters

In general, we and other surface mining companies are currently operating pursuant to NPDES permits for which selenium limits were scheduled to go into effect on or around April 5, 2010. The WVDEP published a notice to extend the compliance deadlines, but the EPA subsequently objected to the extensions. We have filed administrative appeals and judicial actions which we believe effectively stayed any enforcement of the effective dates for the selenium limits. With respect to all outfalls with known exceedances, including the specific sites discussed above, any failure to meet the deadlines set forth in our consent decrees or established by the federal government, the U.S. District Court or the State of West Virginia or to otherwise comply with selenium limits in our permits could result in further litigation against us, an inability to obtain new permits or to maintain existing permits, and the imposition of significant and material fines and penalties or other costs and could otherwise materially adversely affect our results of operations, cash flows and financial condition.

In addition to the uncertainties related to effective technology discussed above, future changes to legislation, compliance with judicial rulings, consent decrees and regulatory requirements, findings from current research initiatives and the pace of future technological progress could result in costs that differ from our current estimates, which could have a material adverse affect on our results of operations, cash flows and financial condition.

We may incur costs relating to the lawsuits discussed above and possible additional costs, including potential fines and penalties relating to selenium matters. Additionally, as a result of these ongoing litigation matters and federal regulatory initiatives related to water quality standards that affect valley fills, impoundments and other mining practices, including the selenium discharge matters described above, the process of applying for new permits has become more time-consuming and complex, the review and approval process is taking longer, and in certain cases, new permits may not be issued.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

Other Litigation and Investigations

Apogee has been sued, along with eight other defendants, including Monsanto Company, Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. The lawsuits were filed in October 2007, but not served on Apogee until February 2008, and each of the 75 lawsuits are identical except for the named plaintiff. In December 2009, Apogee was served with 167 additional lawsuits with the same allegations as the original 75 lawsuits. They each allege personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of September 30, 2010, 45 of the lawsuits have been dismissed. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.

We are a defendant in litigation involving Peabody Energy Corporation (Peabody), the parent of certain of our subsidiaries prior to our 2007 spin-off, in relation to their negotiation and June 2005 sale of two properties previously owned by two of our subsidiaries. Environmental Liability Transfer, Inc. (ELT) and its subsidiaries commenced litigation against these subsidiaries in the Circuit Court of the City of St. Louis in the State of Missouri alleging, among other claims, fraudulent misrepresentation, fraudulent omission, breach of duty and breach of contract. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot and Peabody are treating the case as a joint action with joint representation and equal sharing of costs. Peabody and Patriot filed counterclaims against the plaintiffs in connection with the sales of both properties. Motions for summary judgment on the complaint and counterclaim were filed by Peabody and Patriot and were denied. A trial date has been preliminarily set for February 2011. Alleged damages are currently estimated to be as high as $100 million, in addition to punitive damages. We are unable to predict the likelihood of success of the plaintiffs’ claims. Although we intend to defend ourselves vigorously against all claims, we may consider alternative resolutions to this matter if they would be in the best interest of the Company.

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

One of our subsidiaries is a defendant in several related lawsuits filed in the Circuit Court of Boone County, West Virginia. As of September 30, 2010, there were approximately 140 related lawsuits. In addition to our subsidiary, the lawsuits name Peabody and other coal companies with mining operations in Boone County. The plaintiffs in each case allege contamination of their drinking water wells over a period in excess of 30 years from coal mining activities in Boone County, including underground coal slurry injection and coal slurry impoundments. The lawsuits seek property damages, personal injury damages and medical monitoring costs. The Boone County Public Service Commission is in the process of installing public water lines and most of the plaintiffs have access to public water. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot is indemnifying and defending Peabody in this litigation. In December 2009, we filed a third-party complaint against our current and former insurance carriers seeking coverage for this litigation under the applicable insurance policies. The lawsuits have been settled subject to court approval and are fully reserved.

In late January 2010, the U.S. Attorney’s office and the State of West Virginia began investigations relating to one or more of our employees making inaccurate entries in official mine records at our Federal No. 2 mine. We continue to investigate this matter internally. We terminated one employee and two other employees resigned after being placed on administrative leave. The terminated employee subsequently admitted to falsifying inspection records and has been cooperating with the U.S. Attorney’s office. On April 21, 2010, we received a federal subpoena requesting methane detection systems equipment used at our Federal No. 2 mine since July 2008 and the results of tests performed on the equipment since that date. We have provided the equipment and information as required by the subpoena.

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

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(18) Guarantees

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

(19) Related Party Transactions

ArcLight Energy Partners Fund I L.P. (ArcLight) is a stockholder of Patriot due to its former ownership of Magnum. In January 2007, ArcLight purchased from a third party rights to a royalty stream based on coal mined on certain properties and then leased the rights to one of Magnum’s operations. Royalty payments to ArcLight for the three and nine months ended September 30, 2010 were approximately $250,000 and $820,000, respectively. Royalty payments to ArcLight for the three and nine months ended September 30, 2009 were approximately $166,000 and $618,000, respectively.

(20) Subsequent Event

On October 22, 2010, we entered into an agreement with OVEC and other environmental groups, the plaintiffs in multiple selenium lawsuits against us. See Note 17 for a discussion of the selenium-related matters. We agreed, among other things, to pay attorneys’ fees and expenses of approximately $525,000, to withdraw our appeal of the September 1, 2010 ruling and to not appeal orders previously issued against us related to this litigation. The plaintiffs agreed, among other things, to not seek trial for any actions against us with respect to our selenium litigation before April 2012, to dismiss the Federal Catenary/Hobet Case without prejudice and to not seek certain penalties.

(21) Supplemental Guarantor/Non-Guarantor Financial Information

The following tables present condensed consolidating financial information for: (a) Patriot Coal Corporation (the “Parent”) on a stand-alone basis; (b) the subsidiary guarantors of our 8.25% Senior Notes due 2018 (“Guarantor Subsidiaries”) on a combined basis and (c) the Non-Guarantor Entity, Patriot Coal Receivables (SPV) Ltd., on a stand-alone basis. Each Guarantor Subsidiary is wholly-owned by Patriot Coal Corporation. The guarantees from each of the Guarantor Subsidiaries are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries are jointly, severally and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)

Revenues
Sales	$—	$496,271	$—	$—	$496,271
Other revenues	—	4,412	—	—	4,412

Total revenues	—	500,683	—	—	500,683
Costs and expenses
Operating costs and expenses	(95)	484,263	—	—	484,168
Depreciation, depletion and amortization	290	44,492	—	—	44,782
Reclamation and remediation obligation expense	—	31,291	—	—	31,291
Sales contract accretion	—	(30,927)	—	—	(30,927)
Restructuring and impairment charge	—	167	—	—	167
Selling and administrative expenses	10,321	2	—	—	10,323
Income from equity affiliates	20,663	(3,491)	—	(20,663)	(3,491)
Net gain on disposal or exchange of assets	—	(3,531)	—	—	(3,531)

Operating profit (loss)	(31,179)	(21,583)	—	20,663	(32,099)
Interest expense	14,844	2,108	337	(337)	16,952
Interest income	(30)	(3,098)	(337)	337	(3,128)

Income (loss) before income taxes	(45,993)	(20,593)	—	20,663	(45,923)
Income tax provision	—	70	—	—	70

Net income (loss)	$(45,993)	$(20,663)	$—	$20,663	$(45,993)

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)

Revenues
Sales	$—	$1,494,279	$—	$—	$1,494,279
Other revenues	—	12,653	—	—	12,653

Total revenues	—	1,506,932	—	—	1,506,932
Costs and expenses
Operating costs and expenses	91	1,421,771	—	—	1,421,862
Depreciation, depletion and amortization	1,365	143,379	—	—	144,744
Reclamation and remediation obligation expense	—	53,141	—	—	53,141
Sales contract accretion	—	(89,970)	—	—	(89,970)
Restructuring and impairment charge	—	15,005	—	—	15,005
Selling and administrative expenses	36,302	(7)	—	—	36,295
Income from equity affiliates	(17,617)	(5,183)	—	17,617	(5,183)
Net gain on disposal or exchange of assets	—	(45,086)	—	—	(45,086)

Operating profit (loss)	(20,141)	13,882	—	(17,617)	(23,876)
Interest expense	35,198	5,581	607	(607)	40,779
Interest income	(33)	(9,786)	(607)	607	(9,819)

Income (loss) before income taxes	(55,306)	18,087	—	(17,617)	(54,836)
Income tax provision	—	470	—	—	470

Net income (loss)	$(55,306)	$17,617	$—	$(17,617)	$(55,306)

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Revenues
Sales	$—	$493,147	$—	$493,147
Other revenues	—	13,042	—	13,042

Total revenues	—	506,189	—	506,189
Costs and expenses
Operating costs and expenses	177	470,531	—	470,708
Depreciation, depletion and amortization	715	49,698	—	50,413
Reclamation and remediation obligation expense	—	9,206	—	9,206
Sales contract accretion	—	(93,988)	—	(93,988)
Selling and administrative expenses	11,097	175	—	11,272
Income from equity affiliates	(71,987)	(1,187)	71,987	(1,187)
Net gain on disposal or exchange of assets	—	(10)	—	(10)

Operating profit	59,998	71,764	(71,987)	59,775
Interest expense	7,186	3,470	—	10,656
Interest income	(30)	(3,693)	—	(3,723)

Income before income taxes	52,842	71,987	(71,987)	52,842
Income tax provision	—	—	—	—

Net income	$52,842	$71,987	$(71,987)	$52,842

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Revenues
Sales	$—	$1,501,034	$—	$1,501,034
Other revenues	—	41,087	—	41,087

Total revenues	—	1,542,121	—	1,542,121
Costs and expenses
Operating costs and expenses	177	1,432,356	—	1,432,533
Depreciation, depletion and amortization	1,738	154,011	—	155,749
Reclamation and remediation obligation expense	—	23,268	—	23,268
Sales contract accretion	—	(232,516)	—	(232,516)
Selling and administrative expenses	34,099	1,419	—	35,518
Income from equity affiliates	(174,653)	(75)	174,653	(75)
Net gain on disposal or exchange of assets	—	(4,071)	—	(4,071)

Operating profit	138,639	167,729	(174,653)	131,715
Interest expense	22,329	6,057	—	28,386
Interest income	(65)	(12,981)	—	(13,046)

Income before income taxes	116,375	174,653	(174,653)	116,375
Income tax provision	—	—	—	—

Net income	$116,375	$174,653	$(174,653)	$116,375

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$207,726	$477	$—	$—	$208,203
Accounts receivable and other, net	413	220,572	164,566	(164,566)	220,985
Inventories	—	87,753	—	—	87,753
Prepaid expenses and other current assets	2,331	18,051	—	—	20,382

Total current assets	210,470	326,853	164,566	(164,566)	537,323
Property, plant, equipment and mine development
Land and coal interests	—	2,855,986	—	—	2,855,986
Buildings and improvements	1,737	427,360	—	—	429,097
Machinery and equipment	16,679	656,865	—	—	673,544
Less accumulated depreciation, depletion and amortization	(13,410)	(783,703)	—	—	(797,113)

Property, plant, equipment and mine development, net	5,006	3,156,508	—	—	3,161,514
Notes receivable	—	75,320	—	—	75,320
Investments, intercompany and other assets	1,387,332	(171,448)	—	(1,161,018)	54,866

Total assets	$1,602,808	$3,387,233	$164,566	$(1,325,584)	$3,829,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$—	$4,699	$—	$—	$4,699
Trade accounts payable and accrued expenses	32,690	399,305	164,566	(164,566)	431,995
Below market sales contracts acquired	—	89,865	—	—	89,865

Total current liabilities	32,690	493,869	164,566	(164,566)	526,559
Long-term debt, less current maturities	422,143	27,557	—	—	449,700
Reclamation and remediation obligations	—	344,601	—	—	344,601
Workers’ compensation obligations	—	213,152	—	—	213,152
Accrued postretirement benefit costs	3,445	1,174,321	—	—	1,177,766
Obligation to industry fund	—	39,567	—	—	39,567
Below market sales contracts acquired, noncurrent	—	108,902	—	—	108,902
Other noncurrent liabilities	1,895	59,076	—	—	60,971

Total liabilities	460,173	2,461,045	164,566	(164,566)	2,921,218
Stockholders’ equity	1,142,635	926,188	—	(1,161,018)	907,805

Total liabilities and stockholders’ equity	$1,602,808	$3,387,233	$164,566	$(1,325,584)	$3,829,023

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$26,574	$524	$—	$27,098
Accounts receivable and other, net	—	188,897	—	188,897
Inventories	—	81,188	—	81,188
Prepaid expenses and other current assets	2,696	11,670	—	14,366

Total current assets	29,270	282,279	—	311,549
Property, plant, equipment and mine development
Land and coal interests	—	2,864,225	—	2,864,225
Buildings and improvements	1,737	394,712	—	396,449
Machinery and equipment	16,314	615,301	—	631,615
Less accumulated depreciation, depletion and amortization	(12,045)	(718,990)	—	(731,035)

Property, plant, equipment and mine development, net	6,006	3,155,248	—	3,161,254
Notes receivable	—	109,137	—	109,137
Investments, intercompany and other assets	1,340,392	(160,764)	(1,143,405)	36,223

Total assets	$1,375,668	$3,385,900	$(1,143,405)	$3,618,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$—	$8,042	$—	$8,042
Trade accounts payable and accrued expenses	20,083	386,268	—	406,351
Below market sales contracts acquired	—	150,441	—	150,441

Total current liabilities	20,083	544,751	—	564,834
Long-term debt, less current maturities	167,501	30,450	—	197,951
Reclamation and remediation obligations	—	319,390	—	319,390
Workers’ compensation obligations	—	193,719	—	193,719
Accrued postretirement benefit costs	564	1,169,417	—	1,169,981
Obligation to industry fund	—	42,197	—	42,197
Below market sales contracts acquired, noncurrent	—	156,120	—	156,120
Other noncurrent liabilities	1,536	36,941	—	38,477

Total liabilities	189,684	2,492,985	—	2,682,669
Stockholders’ equity	1,185,984	892,915	(1,143,405)	935,494

Total liabilities and stockholders’ equity	$1,375,668	$3,385,900	$(1,143,405)	$3,618,163

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)

Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(35,220)	$58,204	$—	$—	$22,984

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(365)	(94,235)	—	—	(94,600)
Additions to advance mining royalties	—	(14,768)	—	—	(14,768)
Proceeds from notes receivable	—	1,526	—	—	1,526
Proceeds from disposal or exchange of assets, net of notes receivable	—	25,100	—	—	25,100
Investment in joint venture	—	(300)	—	—	(300)

Net cash used in investing activities	(365)	(82,677)	—	—	(83,042)

Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	248,198	—	—	—	248,198
Deferred financing costs	(20,972)	—	—	—	(20,972)
Proceeds from coal reserve financing transaction	—	17,700	—	—	17,700
Long-term debt payments	—	(6,237)	—	—	(6,237)
Proceeds from employee stock programs	2,474	—	—	—	2,474
Intercompany transactions	(12,963)	12,963	—	—	—

Net cash provided by financing activities	216,737	24,426	—	—	241,163

Net increase (decrease) in cash and cash equivalents	181,152	(47)	—	—	181,105
Cash and cash equivalents at beginning of period	26,574	524	—	—	27,098

Cash and cash equivalents at end of period	$207,726	$477	$—	$—	$208,203

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(31,882)	$71,370	$—	$39,488

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(811)	(53,356)	—	(54,167)
Additions to advance mining royalties	—	(11,331)	—	(11,331)
Proceeds from disposal or exchange of assets, net of notes receivable	—	4,768	—	4,768
Proceeds from notes receivable	—	3,000	—	3,000
Other	—	447	—	447

Net cash used in investing activities	(811)	(56,472)	—	(57,283)

Cash Flows From Financing Activities
Proceeds from equity offering, net of costs	89,077	—	—	89,077
Long-term debt payments	—	(4,489)	—	(4,489)
Proceeds from employee stock programs	1,971	—	—	1,971
Short-term debt payments	(23,000)	—	—	(23,000)
Intercompany transactions	10,812	(10,812)	—	—

Net cash provided by (used in) financing activities	78,860	(15,301)	—	63,559

Net increase (decrease) in cash and cash equivalents	46,167	(403)	—	45,764
Cash and cash equivalents at beginning of period	1,957	915	—	2,872

Cash and cash equivalents at end of period	$48,124	$512	$—	$48,636

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

environmental laws and regulations and changes in the interpretation or enforcement thereof, including those affecting selenium-related matters, those affecting our operations and those affecting our customers’ coal usage;

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

Overview

We are a leading producer of thermal coal in the eastern United States (U.S.), with operations and coal reserves in Appalachia and the Illinois Basin, our operating segments. We are also a leading U.S. producer of metallurgical quality coal. Our principal business is the mining and preparation of thermal coal, also known as steam coal, for sale primarily to electricity generators, and metallurgical coal, for sale to steel mills and independent coke producers.

Our operations consist of fourteen active mining complexes, which include company-operated mines, contractor-operated mines and coal preparation facilities. The Appalachia and Illinois Basin segments consist of our operations in West Virginia and Kentucky, respectively. We control approximately 1.8 billion tons of proven and probable coal reserves. Our proven and probable coal reserves include metallurgical coal and medium and high Btu thermal coal, with low, medium and high sulfur content.

We ship coal to electricity generators, industrial users, steel mills and independent coke producers. In the first nine months of 2010, we sold 23.1 million tons of coal, of which 78% was sold to domestic electricity generators and industrial customers and 22% was sold to domestic and global steel and coke producers. In 2009, we sold 32.8 million tons of coal, of which 83% was sold to domestic electricity generators and industrial customers and 17% was sold to domestic and global steel and coke producers. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.

Our mining operations and coal reserves are as follows:

•

Appalachia. In southern West Virginia, we have ten mining complexes located in Boone, Clay, Lincoln, Logan and Kanawha counties, and in northern West Virginia, we have one complex located in Monongalia County. In Appalachia, we sold 18.2 million and 25.8 million tons of coal in the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. As of December 31, 2009, we controlled 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 488 million tons were assigned to current operations.

•

Illinois Basin. In the Illinois Basin, we have three mining complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 4.9 million and 7.0 million tons of coal in the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. As of December 31, 2009, we controlled 646 million tons of proven and probable coal reserves in the Illinois Basin, of which 126 million tons were assigned to current operations.

Results of Operations

Adjusted EBITDA

The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as net income (loss) before deducting interest income and expense; income taxes; reclamation and remediation obligation expense; depreciation, depletion and amortization; restructuring and impairment charge; and net sales contract accretion. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. We believe that in our industry such information is a relevant measurement of a company’s operating financial performance. Because Adjusted EBITDA and Segment Adjusted EBITDA are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but also excludes selling and administrative expenses, past mining obligation expense and gain on disposal or exchange of assets and is reconciled to its most comparable measure below under Net Income (Loss). Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Note 14 to our unaudited condensed consolidated financial statements.

Three and Nine Months Ended September 30, 2010 Compared to September 30, 2009

Summary

Our Segment Adjusted EBITDA for the three months ended September 30, 2010 decreased compared to the prior year primarily due to higher costs from increased maintenance and equipment rebuilds and decreased sales volumes. In 2009, we implemented a strategic response to the then weakened coal markets. As a result, we suspended certain mining operations, which in certain circumstances remained suspended through the first nine months of 2010. Sales volumes also decreased during the third quarter of 2010 as a result of difficult geologic conditions at certain mining complexes. Due to the mostly fixed cost nature of our business, lower sales volumes had a significant impact on our results. These decreases were partially offset by higher average sales prices.

Our Segment Adjusted EBITDA for the nine months ended September 30, 2010 decreased slightly compared to the prior year primarily due to decreased sales volumes. Sales volume decreases in 2010 resulted from the 2009 mine suspensions, lower production due to more employee time spent with regulators related to inspections at certain of our mines, as well as roof falls at the Harris and Highland mines. While increased employee time spent on inspections has resulted in lower production, these inspections have not resulted in increased citations. These decreases were largely offset by higher average sales prices and cost savings resulting from the suspension of certain higher cost mining operations in 2009.

In June 2010, we announced the closure of the Harris No. 1 mine due to the roof fall on the primary conveyor belt and adverse geologic conditions in the travel entries of the mine. The Harris No. 1 mine was nearing the end of its projected mining life and was scheduled for closure in 2011. We recorded a restructuring and impairment charge related to the closure of the Harris No. 1 mine and further rationalization of our operations at the Rocklick mining complex.

Our Panther and Federal mining complexes both had major longwall moves and related downtime during the third quarter of 2010. Subsequent to the move, our Federal longwall was idled for almost two weeks in September as a result of a comprehensive safety inspection. Previously, our Federal mine had temporarily suspended active mining operations in late February 2010, upon discovering potentially adverse atmospheric conditions in an abandoned area of the mine.

In September 2010, we recorded an adjustment of $20.7 million to reclamation and remediation expense as a result of adjusting our estimated costs based on the new technologies required to be used due to a September 1, 2010 court ruling.

Tons Sold and Revenues

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)

	2010	2009	Tons/$	%	2010	2009	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold
Appalachia Mining Operations	5,985	6,124	(139)	(2.3)%	18,265	19,261	(996)	(5.2)%
Illinois Basin Mining Operations	1,498	1,710	(212)	(12.4)%	4,879	5,300	(421)	(7.9)%

Total Tons Sold	7,483	7,834	(351)	(4.5)%	23,144	24,561	(1,417)	(5.8)%

Average sales price per ton sold
Appalachia Mining Operations	$72.52	$69.76	$2.76	4.0%	$70.58	$67.27	$3.31	4.9%
Illinois Basin Mining Operations	41.54	38.55	2.99	7.8%	42.03	38.73	3.30	8.5%

Revenue
Appalachia Mining Operations	$434,048	$427,230	$6,818	1.6%	$1,289,229	$1,295,775	$(6,546)	(0.5)%
Illinois Basin Mining Operations	62,223	65,917	(3,694)	(5.6)%	205,050	205,259	(209)	(0.1)%
Appalachia Other	4,412	13,042	(8,630)	(66.2)%	12,653	41,087	(28,434)	(69.2)%

Total Revenues	$500,683	$506,189	$(5,506)	(1.1)%	$1,506,932	$1,542,121	$(35,189)	(2.3)%

Segment Operating
Costs and Expenses(1)
Appalachia Mining Operations and Other	$371,806	$363,668	$8,138	2.2%	$1,082,324	$1,122,166	$(39,842)	(3.6)%
Illinois Basin Mining Operations	66,320	65,859	461	0.7%	203,863	198,287	5,576	2.8%

Total Segment Operating Costs and Expenses	$438,126	$429,527	$8,599	2.0%	$1,286,187	$1,320,453	$(34,266)	(2.6)%

Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$66,654	$76,604	$(9,950)	(13.0)%	$219,558	$214,696	$4,862	2.3%
Illinois Basin Mining Operations	(4,097)	58	(4,155)	n/a	1,187	6,972	(5,785)	(83.0)%

Total Segment Adjusted EBITDA	$62,557	$76,662	$(14,105)	(18.4)%	$220,745	$221,668	$(923)	(0.4)%

(1)

Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $484.2 million and $470.7 million, less past mining operations of $42.6 million and $40.0 million and income from equity affiliates of $3.5 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, as described below. Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $1.4 billion and $1.4 billion, less past mining operations of $130.5 million and $112.0 million and income from equity affiliates of $5.2 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Revenues in the Appalachia segment were higher in the three months ended September 30, 2010 compared to the same period in 2009 primarily due to higher average sales price per ton for both thermal and metallurgical coal and an increased volume of metallurgical tons sold. Increased sales of metallurgical coal from our Panther and Winchester mines drove the higher metallurgical sales volume. Total sales volumes were slightly lower for the three months ended September 30, 2010 compared to the prior year due to the decrease in thermal sales. This resulted in part from our 2009 suspension of certain mining operations in response to the weakened thermal coal market. In addition, certain of our mining complexes encountered difficult geologic conditions during the third quarter of 2010. The decreases in thermal coal sales volumes were mostly offset by the increase in metallurgical sales.

Revenues in the Appalachia segment were lower for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to lower sales volumes related to the 2009 suspension of various mines, including the Samples mine in the second half of 2009, as well as other production cuts, driven by the lower demand for thermal coal. These decreases were partially offset by higher average sales prices in the first nine months of 2010, as a result of higher metallurgical coal sales and improved thermal coal prices.

Revenues in the Illinois Basin segment were lower for the three and nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to decreased sales volumes, partially offset by higher average sales prices.

In the Illinois Basin, sales volumes were lower in the three and nine months ended September 30, 2010 compared to the prior year due to lower production caused by adverse geologic conditions including roof falls at our Highland mine during the second and third quarters of 2010 and shifts to new mine sections at our Bluegrass mining complex. In addition, more employee time has been spent with regulators related to inspections in the second and third quarters of 2010, particularly at Highland, which impacted production volumes.

Appalachia Other Revenue was lower for the three and nine months ended September 30, 2010 primarily due to cash settlements received for reduced shipments in 2009, largely during the second and third quarters as a result of renegotiated customer agreements.

Segment Operating Costs and Expenses

Segment operating costs and expenses for Appalachia increased in the three months ended September 30, 2010 as compared to the same period in 2009 due to increased repairs and maintenance activity primarily related to longwall moves, general maintenance and equipment rebuilds ($14.1 million), increased purchased coal ($8.3 million), and higher mix of metallurgical coal production which yields a higher cost per ton mined. Materials and supply costs for repairs and maintenance activity were lower in 2009 due to our ability to reassign supplies from certain of our suspended operations. The increased purchased coal costs included purchases of thermal coal to cover certain sales commitments at our Panther mining complex, where production is now being sold as a metallurgical product. The increased metallurgical coal tons sold from the Panther and Winchester mines resulted in higher costs related to royalties and taxes. These increases were partially offset by decreased labor, fuel, taxes and lease costs ($8.4 million) primarily related to the closing or idling of certain mines in the second half of 2009.

Segment operating costs and expenses for Appalachia decreased in the nine months ended September 30, 2010 as compared to the prior year primarily due to decreased contract mining costs ($24.9 million), labor costs ($26.7 million), fuel expense ($7.1 million) and leases ($5.1 million) related to the closing or idling of certain mines and the reduction in utilization of one of our preparation plants in the second half of 2009. These decreases were partially offset by increased purchased coal ($24.6 million).

Segment operating costs and expenses for the Illinois Basin were comparable for the three months ended September 30, 2010 and 2009.

Segment operating costs and expenses for the Illinois Basin increased in the nine months ended September 30, 2010 as compared to the prior year due to additional repairs and maintenance activity primarily related to belting ($4.0 million), increased fuel and explosives expense primarily related to higher prices ($2.9 million) and increased labor due to additional shifts and higher wages ($2.4 million). Higher costs primarily occurred during the second quarter and were impacted by the heightened regulatory inspections and the roof fall at our Highland mine.

Segment Adjusted EBITDA

Our Segment Adjusted EBITDA for Appalachia was lower in the three months ended September 30, 2010 compared to the prior year primarily due to higher costs and a decrease in non-recurring settlements from renegotiated customer agreements, partially offset by higher average sales prices.

Our Segment Adjusted EBITDA for Appalachia was higher in the nine months ended September 30, 2010 compared to the prior year primarily due to higher average sales prices and lower costs resulting from suspended or reduced production at certain mining operations, in particular some of our higher cost operations, in response to the economic recession experienced throughout 2009. These increases were partially offset by decreased sales volumes in 2010 and a decrease in non-recurring settlements from renegotiated customer agreements as compared to 2009.

Segment Adjusted EBITDA for the Illinois Basin decreased in the three months ended September 30, 2010 from the prior year primarily due to decreased sales volumes, partially offset by higher average sales prices. Segment Adjusted EBITDA for the Illinois Basin decreased in the nine months ended September 30, 2010 from the prior year primarily due to higher operating costs.

Net Income (Loss)

	Three Months Ended September 30,		Favorable/ (Unfavorable)		Nine Months Ended September 30,		Favorable/ (Unfavorable)
	2010	2009	$	%	2010	2009	$	%
	(Dollars in thousands)

Segment Adjusted EBITDA	$62,557	$76,662	$(14,105)	(18.4)%	$220,745	$221,668	$(923)	(0.4)%
Corporate and Other:
Past mining obligation expense	(42,551)	(39,994)	(2,557)	(6.4)%	(130,492)	(112,005)	(18,487)	(16.5)%
Net gain on disposal or exchange of assets	3,531	10	3,521	n/a	45,086	4,071	41,015	n/a
Selling and administrative expenses	(10,323)	(11,272)	949	8.4%	(36,295)	(35,518)	(777)	(2.2)%

Total Corporate and Other	(49,343)	(51,256)	1,913	3.7%	(121,701)	(143,452)	21,751	15.2%
Depreciation, depletion and amortization	(44,782)	(50,413)	5,631	11.2%	(144,744)	(155,749)	11,005	7.1%
Reclamation and remediation obligation expense	(31,291)	(9,206)	(22,085)	(239.9)%	(53,141)	(23,268)	(29,873)	(128.4)%
Sales contract accretion, net	30,927	93,988	(63,061)	(67.1)%	89,970	232,516	(142,546)	(61.3)%
Restructuring and impairment charge	(167)	—	(167)	n/a	(15,005)	—	(15,005)	n/a
Interest expense	(16,952)	(10,656)	(6,296)	(59.1)%	(40,779)	(28,386)	(12,393)	(43.7)%
Interest income	3,128	3,723	(595)	(16.0)%	9,819	13,046	(3,227)	(24.7)%

Income (loss) before income taxes	(45,923)	52,842	(98,765)	(186.9)%	(54,836)	116,375	(171,211)	(147.1)%
Income tax provision	(70)	—	(70)	n/a	(470)	—	(470)	n/a

Net income (loss)	$(45,993)	$52,842	$(98,835)	(187.0)%	$(55,306)	$116,375	$(171,681)	(147.5)%

Past mining obligations were higher in the three and nine months ended September 30, 2010 than the corresponding periods in the prior year primarily due to changes in assumptions related to our actuarially-determined liabilities for retiree healthcare and workers’ compensation obligations, with approximately one-half of the cost increase arising from the change to the discount rate. The increase was partially offset by lower costs related to suspended operations. The 2009 results included reduction-in-workforce costs related to the suspension of the Samples surface mine.

Net gain on disposal or exchange of assets increased in the three and nine months ended September 30, 2010 as compared to the corresponding periods in the prior year. In 2010, net gain on disposal or exchange of assets included a gain of $3.4 million on exchange transactions for mineral interests in the third quarter, gains of $14.3 million on two mineral interest exchange transactions in the second quarter and a gain of $24.0 million on an exchange transaction for mineral interests in the first quarter. In 2009, net gain on disposal or exchange of assets included a $4.2 million gain on the exchange of surface land for certain mineral interests.

Selling and administrative expenses decreased for the three months ended September 30, 2010 as compared to the corresponding period in the prior year primarily due to a net decrease in stock-based compensation expense resulting from a significant third quarter 2010 forfeiture. Selling and administrative expenses increased for the nine months ended September 30, 2010 as compared to the corresponding period in the prior year primarily due to higher incentive compensation expense partially offset by a net decrease in stock-based compensation expense due to the significant third quarter 2010 forfeiture.

Depreciation, depletion and amortization decreased in the three and nine months ended September 30, 2010 compared to the prior year, primarily due to lower volumes associated with certain mines being closed or suspended in the second half of 2009 and due to the full depreciation of a significant number of assets associated with our 2008 Magnum acquisition. These decreases were partially offset by increased depreciation at our Blue Creek complex which began operations in December 2009.

Reclamation and remediation obligation expense increased in the three and nine months ended September 30, 2010 primarily due to remediation expense related to the selenium liabilities assumed in the July 2008 Magnum acquisition, which was recorded at fair value upon finalization of purchase accounting. Additional remediation expense of $20.7 million was recorded in the third quarter of 2010 as a result of adjusting our estimated future costs of selenium remediation at certain outfalls resulting from requirements of the September 1, 2010 court ruling. See Liquidity and Capital Resources – September 1, 2010 U.S. District Court Ruling for further description of the ruling and the adjustments.

Net sales contract accretion decreased in the three and nine months ended September 30, 2010 as compared to the prior year due to the expiration of several contracts assumed in the Magnum acquisition in the second half of 2009.

Restructuring and impairment charge increased in the three and nine months ended September 30, 2010 related to the closure of the Harris No. 1 mine in June. The charge includes a $2.8 million impairment charge related to equipment and coal reserves that will be abandoned due to the mine closure and a restructuring component of $12.0 million for payment of obligations that will be made with no future economic benefit for remaining operational contracts. In the three months ended September 30, 2010, $0.2 million of accretion was charged against the restructuring liability related to the discounted future payment obligations.

Interest expense increased in the three and nine months ended September 30, 2010 primarily due to the $250 million of Senior Notes issued on May 5, 2010 as well as the increased amortization of deferred financing costs related to the new notes, accounts receivable securitization program, and the amended and restated credit agreement entered into in May 2010. In addition, we incurred additional interest expense in 2010 due to the Blue Creek preparation plant capital lease that began in May 2009.

Interest income decreased in the nine months ended September 30, 2010 compared to the prior year due to the collection of certain Black Lung excise tax refunds and related interest during 2009.

For the three and nine months ended September 30, 2010, we recorded an income tax provision of $0.1 and $0.5 million related to certain state taxes. For the three and nine months ended September 30, 2009, no income tax provision was recorded. No federal income tax provision was recorded in 2010 or 2009 due to our anticipated tax net operating loss for the respective year and the full valuation allowance recorded against deferred tax assets. The primary difference between book and taxable income for 2010 and 2009 is the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired in the July 2008 Magnum acquisition, with such amounts being included in the computation of book income but excluded from the computation of taxable income.

Outlook

Market

Metallurgical coal markets are showing sustained strength. International steel production has rebounded from the lows of 2009, and is nearing the robust levels of 2008. Growth in worldwide steel production has been led by China, which has resulted in substantial demand and pricing pressure on all international metallurgical coal markets. China’s strong demand for metallurgical coal imports for the first eight months of 2010 has far outpaced its 2009 rate. Year-to-date through August, China has imported nearly 30 million tons of metallurgical coal, compared with just over 20 million tons a year ago. In the domestic market, metallurgical coal demand at domestic steel mills is solid, with steel mill utilization at just under 70 percent and U.S. coke plants running near capacity.

In thermal markets, cooling degree days in the eastern U.S. for May through September 2010 were 36% above normal levels. As a result, Central Appalachian inventories are now at the low end of the five-year average inventory range. We believe that increased customer demand and lower inventory levels, coupled with supply constraints, could result in strengthening markets for Central Appalachian thermal coal in 2011. Coal fuels a significant amount of U.S. electricity generation, especially in the peak seasons, and current inventories are not positioned to absorb extra demand this coming winter.

Patriot Operations

As discussed more fully under Item 1A. Risk Factors in our 2009 Annual Report on Form 10-K, our results of operations in the near-term could be negatively impacted by price volatility and demand; unforeseen adverse geologic conditions or equipment problems at mining locations; changes in general economic conditions; changes in the interpretation, enforcement or application of existing and potential coal mining laws and regulations; availability and costs of competing energy resources; the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation; existing or new environmental laws and regulations and developments, including selenium-related matters, and the interpretation or enforcement thereof; labor availability and relations; the outcome of pending or future litigation; changes in the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations and contribution requirements to multi-employer retiree healthcare and pension plans; reductions of purchases or deferral of deliveries by major customers; the availability and costs of credit, surety bonds and letters of credit; customer performance and credit risks; supplier and contract miner performance and the unavailability of transportation for coal shipments.

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

Potential legislation, regulation, treaties and accords at the local, state, federal and international level, and changes in the interpretation, enforcement or application of existing laws and regulations, have created uncertainty and could have a significant impact on demand for coal and our future operational and financial results. For example, increased scrutiny of surface mining could make it difficult to receive permits or could otherwise cause production delays in the future. The lack of proven technology to meet selenium discharge standards creates uncertainty as to the future costs of water treatment to comply with mining permits, which may be materially different from our current estimates. Additionally, the imminent regulation of carbon dioxide and other greenhouse gas emissions and coal combustion by-products could have an adverse effect on the financial condition of our customers and significantly impact the demand for coal. See Item 1A. Risk Factors included in this report and in our 2009 Annual Report on Form 10-K for expanded discussion of these factors.

Congress is currently considering enhancements of mine safety laws, which could result in additional or enhanced mine safety equipment, procedure and training requirements, more frequent mine inspections, higher penalties for certain violations of safety rules and increased authority for the Mine Safety and Health Administration (MSHA). The House Committee on Labor and Education (HCLE) has requested copies of certain safety-related documents from us and various other coal producers and has met with representatives of those companies regarding HCLE’s investigation of mine safety. West Virginia regulatory authorities are also considering enhanced mine safety laws which could result in similar equipment and procedure requirements.

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

We have the ability to expand our future production levels as demand increases. We began production at our Black Oak mine in early September 2010 with the initial continuous miner section. We expect the second continuous miner section to be operational in the first quarter of 2011. By mid-2011, we anticipate our Black Oak mine will be producing approximately 500,000 tons of high-quality metallurgical coal on an annual basis.

In addition to the start-up of the Black Oak mine, we have a number of metallurgical coal projects in various stages of development that we can choose to bring into production in response to market conditions. We also have a number of organic, thermal coal growth projects that we can pursue as the market strengthens and industrial demand grows. As an example, we have started development of a new mine in the Peerless seam within the Kanawha Eagle mining complex. This mine will produce metallurgical, as well as thermal coal. As is the case with our other expansion plans, coal produced by this mine would be processed in an existing preparation plant, which reduces our capital outlay and better utilizes our existing infrastructure.

In 2010, we anticipate annual sales volumes in the range of 31.0 to 31.5 million tons, with sales of 8.0 to 8.4 million tons for the remaining three months of the year. This includes metallurgical coal sales of approximately 7.0 to 7.2 million tons for the year.

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

Net cash provided by operating activities was $23.0 million for the nine months ended September 30, 2010, compared to $39.5 million in the same period of 2009.

Net cash used in investing activities was $83.0 million for the nine months ended September 30, 2010, compared to $57.3 million in the same period of 2009. The increase in cash used reflected higher capital expenditures of $40.4 million, additional advance mining royalties of $3.4 million and a decrease in proceeds from the disposal or exchange of assets of $3.2 million. These increases in cash used were partially offset by higher cash proceeds of $22.1 million from notes receivable related to the 2006 and 2007 sales of coal reserves and surface land.

Net cash provided by financing activities was $241.2 million for the nine months ended September 30, 2010, compared to $63.6 million in the same period of 2009. The increase in cash provided was primarily due to our debt offering, net of discount, of $248.2 million in 8.25% Senior Notes in May 2010, as well as $17.7 million from a coal reserve financing transaction in June 2010 and a decrease in short-term debt payments of $23.0 million. These increases were partially offset by the decrease in proceeds from the equity offering of $89.1 million, that occurred in June 2009, and additional deferred financing costs in 2010 of $21.0 million related to the May 2010 debt offering, the May 2010 credit facility restatement and amendment and the accounts receivable securitization program.

Effective April 2010, we entered into an agreement to sell coal mineral rights at our Federal mining complex to a third party lessor and added them to an existing lease. In accordance with authoritative guidance, we recorded this transaction as a financing arrangement and accordingly recorded the $17.7 million cash consideration as a liability, with $1.2 million of the liability recorded in “Trade accounts payable and accrued expenses” and $16.5 million recorded in “Other noncurrent liabilities.” The liability is being accreted through interest expense over an expected lease term of approximately five years and will be relieved as we make future royalty payments.

September 1, 2010 U.S. District Court Ruling

On September 1, 2010, the U.S. District Court for the Southern District of West Virginia (the U.S. District Court) found Apogee in contempt for failing to comply with the March 19, 2009 consent decree. Apogee was ordered to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits by March 1, 2013. Additionally, the court ordered Hobet to submit by October 1, 2010 a proposed schedule to develop a treatment plan for one outfall and to come into compliance with applicable discharge limits under the Hobet Surface Mine No. 22 permit by May 1, 2013. Apogee and Hobet were required to jointly establish an irrevocable $45 million letter of credit in support of the requirements of this ruling. The court also appointed a Special Master who is authorized to monitor, supervise and direct Apogee’s and Hobet’s compliance with, and hear disputes that arise under, the September 1, 2010 order as well as other orders of the U.S. District Court.

Pursuant to the September 1, 2010 ruling, we will record the costs to install the FBR water treatment facility for the three Apogee outfalls as capital expenditures when incurred. The capital expenditure for the facility is estimated to be approximately $50 million. In addition, the estimated future on-going operating cash flows required to meet our legal obligation for remediation at the three Apogee outfalls have changed from our original estimates based on the September 1, 2010 ruling. As such, we increased the portion of the environmental liability related to Apogee by updating the net present value of the on-going costs related to these three outfalls and recorded the $20.7 million difference between this updated value and our previously recorded liability directly to income, through reclamation and remediation obligation expense in the third quarter of 2010.

As required under the order, we submitted a schedule to develop a treatment plan for the outfall at Hobet Surface Mine No. 22 to the U.S. District Court which includes conducting additional pilot projects related to certain technological alternatives. A final treatment technology to be utilized at Hobet Surface Mine No. 22 will be chosen in 2011 per the submitted schedule. We will record an adjustment to the selenium environmental treatment liability, if necessary, if we modify our existing technology or if we choose a different treatment technology for this outfall.

We are currently continuing to install zero valent iron (ZVI) water treatment systems according to our original remediation strategy, while also performing a further review of other potential water treatment technology or other alternatives. Our remediation strategy reflects implementing scalable ZVI systems at each outfall due to its modular design that can be reconfigured as further knowledge and certainty is gained. Initial ZVI testing has identified potential system shortfalls, and to date ZVI has not been demonstrated to perform consistently and sustainably in achieving effluent selenium limitations or in treating the expected flows at these outfalls. However, based on the flexibility of the scalable system for configuration adjustments, we plan to continue to pursue the ZVI treatment systems and determine whether modifications to the system could result in its ability to treat selenium successfully.

At this time, there is no plan to install FBR or any other technology at the other outfalls as neither FBR nor other technologies have been proven effective on a full-scale basis. However, we are continuing to research various treatment alternatives in addition to ZVI for the other outfalls. If ZVI is not ultimately successful in treating the effluent selenium exceedances at these additional outfalls, we may be required to install alternative treatment technologies. The cost of other technologies could be materially higher than the costs reflected in our accrual. Furthermore, costs associated with potential modifications to ZVI or the scale of the planned ZVI systems to be installed could also cause the costs to be materially higher than the costs reflected in our accrual.

While we are actively continuing to explore treatment options, there can be no assurance as to when a definitive solution will be identified and implemented. As a result, actual costs may differ from our current estimates. We will make additional adjustments to our liability when, and if, we have become subject to other obligations and/or it becomes probable that we will utilize a different technology or modify the current technology, whether due to developments in our ongoing research or a legal obligation to do so.

Receivables Securitization

In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade receivables to creditors as collateral for any borrowings. Available liquidity under the program fluctuates with the balance of our trade accounts receivable.

Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the sale of the trade receivables to the creditors does not receive sale accounting treatment. As such, the trade accounts receivable balances remain on our financial statements until settled. Any direct borrowings under the program will be recorded as secured debt. The outstanding trade accounts receivable balance was $164.6 million as of September 30, 2010. As of September 30, 2010, the balance of outstanding letters of credit issued against the accounts receivable securitization program totaled $60.6 million.

Credit Facility

Effective October 31, 2007, we entered into a $500 million, four-year revolving credit facility, which included a $50 million swingline sub-facility and a letter of credit sub-facility, subsequently amended for the Magnum acquisition and the issuance of the convertible notes. Effective May 5, 2010, we entered into an amended and restated Credit Agreement, which, among other things, extended the maturity date of the revolving credit facility and adjusted borrowing capacity. After the amendment and restatement, we have $427.5 million available under the revolving credit facility with a maturity date of December 31, 2013. This facility is available for our working capital requirements, capital expenditures and other corporate purposes. As of September 30, 2010 and December 31, 2009, the balance of outstanding letters of credit issued against the credit facility totaled $298.1 million and $352.1 million, respectively. There were no outstanding short-term borrowings against this facility as of September 30, 2010 and December 31, 2009. Availability under the credit facility was $129.4 million and $170.4 million as of September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, we were in compliance with the covenants of our credit facility.

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

Senior Notes Issuance

On May 5, 2010, we completed a public offering of $250 million in aggregate principal amount of 8.25% Senior Notes due 2018. The net proceeds of the offering were approximately $240 million after deducting the initial $1.8 million discount, purchasers’ commissions and fees, and expenses of the offering. The net proceeds are being used for general corporate purposes, which include capital expenditures for development of additional coal production capacity, working capital, acquisitions, refinancing of other debt or other capital transactions. The discount is being amortized over the term of the notes.

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

The indenture governing the notes contains customary covenants that, among other things, limit our ability to incur additional indebtedness and issue preferred equity; pay dividends or distributions; repurchase equity or repay subordinated indebtedness; make investments or certain other restricted payments; create liens; sell assets; enter into agreements that restrict dividends; distributions or other payments from subsidiaries; enter into transactions with affiliates; and consolidate, merge or transfer all or substantially all of our assets. The indenture also contains certain customary events of default, which give the lenders the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to make principal payments or to make interest payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.

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

Fair Value Disclosures

In January 2010, the FASB issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at that time. See Note 16 for our fair value measurement disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 83% of our sales volume under coal supply agreements with terms of one year or more during 2009. As of September 30, 2010, we have more than 4.5 million tons of thermal coal and more than 5.0 million tons of metallurgical coal for 2011 delivery available to be priced. If the metallurgical coal market remains strong, we anticipate continuing our expansion of metallurgical production and expect our total metallurgical sales in 2011 will exceed 8.0 million tons.

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

We have commodity risk related to our diesel fuel purchases. To manage this risk, we have entered into heating oil swap contracts with financial institutions. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. As of September 30, 2010, the notional amounts outstanding for these swaps included 3.6 million gallons of heating oil expiring throughout the remainder of 2010 and 5.0 million gallons of heating oil expiring throughout 2011. For the last three months of 2010, we expect to purchase approximately 5.5 million gallons of diesel fuel across all operations. Aside from these hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our operating costs for the remainder of 2010 by approximately $0.5 million.

Credit Risk

For the nine months ended September 30, 2010, approximately 17% of our revenue was generated through sales to a marketing affiliate of Peabody, and we will continue to supply coal to Peabody on a contract basis as described above so Peabody can meet its commitments under pre-existing customer agreements sourced from our operations. The pre-existing customer arrangement between Patriot and Peabody with the longest term will expire on December 31, 2012. Our remaining sales are primarily made directly to electricity generators, industrial companies and steelmakers. Therefore, our concentration of credit risk is with Peabody, as well as electricity generators and steelmakers.

Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, we will protect our position by requiring the counterparty to provide appropriate credit enhancements. When appropriate (as determined by our credit management function), we have taken steps to mitigate our credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay. While the economic recession may continue to affect our customers, we do not anticipate that it will significantly affect our overall credit risk profile due to our credit policies.

Additionally, as of September 30, 2010, we had $126.6 million in notes receivable outstanding from a single counterparty, arising out of the sale of coal reserves and surface land. Each of these notes contains a cross-collaterization provision secured primarily by the underlying coal reserves and surface land.

Item 4.	Controls and Procedures.

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required to be disclosed under the securities laws is accumulated and communicated to senior management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis. Under the direction of the Chief Executive Officer and Chief Financial Officer, management has evaluated our disclosure controls and procedures as of September 30, 2010, and has concluded that the disclosure controls and procedures were adequate and effective as of such date.

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 17 to the unaudited condensed consolidated financial statements included in Part I, Item 1. of this report relating to certain legal proceedings, which information is incorporated by reference herein.

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

We are evaluating the impact of these recent developments on our current and future surface mining operations. These developments may make it more difficult or increase our costs to obtain future or maintain existing permits necessary to perform our surface mining operations, which could adversely affect our financial conditions, results of operations and cash flows.

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

Approximately 50% of employees at our company operations were represented by an organized labor union at September 30, 2010. Most of the healthcare benefits that we provide to our represented employees and retirees are stipulated by law and by labor agreements, which expire December 31, 2011. Healthcare benefit changes required by the 2010 healthcare legislation will be included in any new labor agreements or earlier if required by law.

We are currently analyzing the 2010 healthcare legislation to determine the full extent of the impact of the required plan standard changes on our employee healthcare plans and the resulting costs. Beginning in 2018, the 2010 healthcare legislation will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, it is impractical to reasonably estimate the impact of the excise tax on our future healthcare costs or postretirement benefit obligation. Based on preliminary estimates and basic assumptions around the pending interpretations of these regulations, the excise tax does not have a material impact on our postretirement benefit obligation. Accordingly, as of September 30, 2010, we have not made any changes to our assumptions used to determine our postretirement benefit obligation. With the exception of the excise tax, we do not believe any other plan standard changes will be significant to our future healthcare costs for eligible active employees and our postretirement benefit obligation for certain retired employees. However, we will need to continue to evaluate the impact of the 2010 healthcare legislation in future periods as additional information and guidance becomes available.

The 2010 healthcare legislation also amended previous legislation related to coal workers’ pneumoconiosis, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We were able to evaluate the impact of these changes to our current population of beneficiaries and claimants, resulting in an estimated $11.5 million increase to our obligation. As of March 31, 2010, we recorded this estimate as an increase to our workers’ compensation liability and a decrease to the actuarial gain included in “Accumulated other comprehensive loss” on our balance sheet. We adjusted the amortization of the actuarial gain beginning in the second quarter of 2010. As of September 30, 2010, we were not able to estimate the impact of the 2010 healthcare legislation on our obligations related to future pneumoconiosis claims due to uncertainty around the number of claims that will be filed and how impactful the new award criteria will be to these claim populations.

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

In late January 2010, the U.S. Attorney’s office and the State of West Virginia began investigations relating to one or more of our employees regarding falsified readings of certain atmospheric conditions at our Federal No. 2 mine. We continue to investigate this matter internally. We terminated one employee and two other employees resigned after being placed on administrative leave. The terminated employee subsequently admitted to falsifying inspection records and has been cooperating with the U.S. Attorney’s office. On April 21, 2010, we received a federal subpoena requesting methane detection systems equipment used at our Federal No. 2 mine since July 2008 and the results of tests performed on the equipment since that date. We have provided the equipment and information as requested by the subpoena.

The costs, liabilities and requirements associated with addressing the outcome of inspections and complying with these environmental, health and safety requirements are often significant and time-consuming and may delay commencement or continuation of exploration or production. New or revised legislation or administrative regulations (or new judicial or administrative interpretations or enforcement of existing laws and regulations), including proposals related to the protection of the environment or employee health and safety, such as more stringent limits on mine coal dust exposure, that would further regulate and tax the coal industry and/or users of coal, may also require us or our customers to change operations significantly or incur increased costs, which may materially adversely affect our mining operations and our cost structure. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. Additionally, MSHA may order the temporary closure of mines in the event of certain violations of safety rules. Our customers may challenge our issuance of force majeure notices in connection with such closures. If these challenges are successful, we could be obligated to make up lost shipments, to reimburse customers for the additional costs to purchase replacement coal, or, in some cases, to terminate certain sales contracts. These factors could have a material adverse effect on our results of operations, cash flows and financial condition.

Recent developments in court challenges and related orders pertaining to selenium matters may result in the incurrence of material additional costs.

We are currently involved in various legal proceedings related to compliance with the effluent selenium limitations in our mining permits. As a result of these legal proceedings, we are subject to various consent decrees and court orders that generally require us, among other things, to meet certain compliance deadlines related to selenium discharge levels, and to research, develop and implement pilot projects of potential technologies for the treatment of selenium exceedances at permitted outfalls. In the past, we have paid fines and penalties with respect to violations of selenium effluent limitations.

On September 1, 2010, the U.S. District Court for the Southern District of West Virginia found Apogee in contempt for failing to comply with the March 19, 2009 consent decree which extended the deadline to comply with selenium discharge limits in its permits to April 5, 2010. The court found that Apogee had failed to exercise reasonable diligence in evaluating and identifying viable treatment technologies, which diminished our ability to achieve compliance. Apogee was ordered to install an FBR water treatment facility for three mining outfalls and to come into compliance with applicable selenium discharge limits at these outfalls by March 1, 2013. Additionally, Hobet was ordered by the court to submit by October 1, 2010 a proposed schedule to develop a treatment plan for one outfall and to come into compliance with applicable selenium discharge limits under the Hobet Surface Mine No. 22 permit by May 1, 2013. Apogee and Hobet were required to jointly establish an irrevocable $45 million letter of credit in support of the requirements of this ruling. The court also appointed a Special Master who is authorized to monitor, supervise and direct Apogee’s and Hobet’s compliance with, and hear disputes that arise under, the September 1, 2010 order as well as other orders of the U.S. District Court.

We have established a liability for the treatment of outfalls with known selenium exceedances. The liability reflected the estimated total costs of the planned ZVI water treatment systems we have been installing and maintaining in consideration of the requirements of our mining permits, court orders and consent decrees. This estimate was prepared considering the dynamics of legislation, capabilities of available technology and our planned remediation strategy. We utilized the cost of the most successful treatment methodology at that time based on our testing results for our best estimate based on uncertainties regarding technology, compliance parameters and deadline extensions.

Our accrual to treat selenium discharges at the other outfalls not addressed in the September 1, 2010 ruling is based on the use of ZVI technology. We are currently continuing to install ZVI systems according to our original remediation strategy, while also performing a further review of other potential water treatment technology or other alternatives. Our remediation strategy reflects implementing scalable ZVI systems at each outfall due to its modular design that can be reconfigured as further knowledge and certainty is gained. Initial ZVI testing has identified potential system shortfalls, and to date ZVI has not been demonstrated to perform consistently and sustainably in achieving effluent selenium limitations or in treating the expected flows at these outfalls. However, based on the flexibility of the scalable system for configuration adjustments, we plan to continue to pursue the ZVI systems and determine whether modifications to the system could result in its ability to treat selenium successfully.

At this time, there is no plan to install FBR or any other technology at the other outfalls as neither FBR nor other technologies have been proven effective on a full-scale basis. However, we are continuing to research various treatment alternatives in addition to ZVI for the other outfalls. If ZVI is not ultimately successful in treating the effluent selenium exceedances at these additional outfalls, we may be required to install alternative treatment technologies. The cost of other technologies could be materially higher than the costs reflected in our accrual. Furthermore, costs associated with potential modifications to ZVI or the scale of the planned ZVI systems to be installed could also cause the costs to be materially higher than the costs reflected in our accrual.

While we are actively continuing to explore options, there can be no assurance as to when a definitive solution will be identified and implemented or when other uncertainties will be finally resolved. As a result, we may incur additional costs beyond those that we have projected in our current estimates. Additionally, any failure to meet the deadlines in our permits, consent decrees and court orders or to otherwise comply with selenium limits in our permits could result in further litigation against us, an inability to obtain new permits or to maintain existing permits, the incurrence of significant and material fines and penalties or other costs and could otherwise materially adversely affect our results of operations, cash flows and financial condition.

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

The table below includes references to specific sections of the Mine Act. We are providing the information in the table by mining complex because that is how we manage and operate our business. The information in the table reflects citations and orders issued to us by MSHA during the three months ended September 30, 2010, as reflected in our records. Due to timing and other factors, the data in our system may not agree with the data maintained by MSHA.

For the three months ended September 30, 2010, except for pending legal actions, which are as of September 30, 2010:

(1)	For each coal or other mine, of which the issuer or a subsidiary of the issuer is an operator (number of occurrences, except for proposed assessment dollar values)

	(A)	(B)		(C)	(D)	(E)		(F)	(G)	(H)
	Section 104	Section 104(b)		Section 104(d)	Section 110(b)(2)	Section 107(a)		Proposed Assessments	Fatalities	Pending Legal Action
								(in thousands)
Mining Complex
Big Mountain	25	—		4	—	—		$52.0	—	27
Blue Creek	7	—		—	—	—		8.3	—	—
Bluegrass	68	—		—	—	—		41.3	—	16
Campbell’s Creek	7	—		—	—	—		12.3	—	5
Corridor G	6	—		—	—	—		17.5	—	—
Dodge Hill	11	—		—	—	—		52.7	—	13
Federal	91	4	*	6	—	1	*	24.7	—	36
Highland	46	1		1	—	—		110.5	—	61
Jupiter	—	—		—	—	—		—	—	23
Logan County	10	—		—	—	—		1.7	—	4
Paint Creek	15	—		—	—	—		8.2	—	9
Panther	15	—		—	—	—		91.4	—	32
Remington	—	—		—	—	—		—	—	13
Rocklick	18	—		1	—	—		24.5	—	49
Wells	6	—		—	—	—		14.0	—	4
Other Closed Operations	—	—		—	—	—		0.3	—	—

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
(G)	The total number of mining-related fatalities
(H)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine

The number of pending legal actions includes three cases that are currently under appellate review by the Federal Mine Safety and Health Review Commission, an independent agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. The remaining matters are pending before the Office of Administrative Law Judges of the Federal Mine Safety and Health Review Commission.

*	On September 22, 2010 MSHA agreed to vacate the Section 104(b) order issued on September 14, 2010 and the Section 107(a) order issued on September 9, 2010 to the Federal No. 2 Mine.
(2)	A list of such coal or other mines, of which the issuer or a subsidiary of the issuer is an operator, that receive written notice from the Mine Safety and Health Administration of - (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health and safety hazards under section 104(e) of such Act (30 U.S.C. 814 (e)); or (B) the potential to have such a pattern.

None

(3)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine. See footnote (H) in the table above.

Item 6.	Exhibits.

See Exhibit Index on page 48 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION

Date: November 5, 2010	By:	/S/ MARK N. SCHROEDER
Mark N. Schroeder
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 13, 2010).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

4.1	Indenture dated as of May 5, 2010 between Patriot Coal Corporation and Wilmington Trust Company, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on May 5, 2010).

4.2	First Supplemental Indenture dated May 5, 2010 among Patriot Coal Corporation, the guarantors party thereto and Wilmington Trust Company, trustee (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed on May 5, 2010).

4.3	Second Supplemental Indenture dated May 5, 2010 among Patriot Coal Corporation, the guarantors party thereto and Wilmington Trust Company, trustee (Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K, filed on May 5, 2010).

10.1	Purchase and Sale Agreement, dated as of March 2, 2010, among the Originators referred to therein, as sellers, Patriot Coal Corporation and Patriot Coal Receivables (SPV) Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 4, 2010).

10.2	Receivables Purchase Agreement, dated as of March 2, 2010, among Patriot Coal Receivables (SPV) Ltd., Patriot Coal Corporation, as Servicer, the LC Participants, Related Committed Purchasers, Uncommitted Purchasers and Purchaser Agents parties thereto from time to time and Fifth Third Bank, as Administrator and as issuer of letters of credit (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on March 4, 2010).

10.3	Amended and Restated Credit Agreement dated as of May 5, 2010 among Patriot Coal Corporation, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on May 5, 2010).

10.4	Amendment No. 1 to Voting and Standstill Agreement, dated as of June 14, 2010, among Patriot Coal Corporation, the stockholders whose names appear on the signature page thereto, Arclight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as stockholder representative (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on June 14, 2010).

31.1*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Financial Officer.

101**	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and (iv) the Notes to Unaudited Condensed Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.