Form 10-K
period 2010-12-31
Patriot Coal CORP
filed 2011-02-25
CIK 1376812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

Aggregate market value of the voting stock held by non-affiliates (shareholders who are not directors or executive officers) of the Registrant, calculated using the closing price on June 30, 2010: Common Stock, par value $0.01 per share, $1.1 billion.

Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 18, 2011: Common Stock, par value $0.01 per share, 91,309,376 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s Annual Meeting of Stockholders to be held on May 12, 2011 (the “Company’s 2010 Proxy Statement”) are incorporated by reference into Part III hereof. Other documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K.

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

Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks, and actual risks may differ materially from those discussed in the statements. Among the factors that could cause actual results to differ materially are:

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

•	our ability to identify and implement cost effective solutions for water treatment to eliminate selenium exceedances;

•

developments in greenhouse gas emission regulation and treatment, including any development of commercially successful carbon capture and storage techniques or market-based mechanisms, such as a cap-and-trade system, for regulating greenhouse gas emissions;

•	negotiation of labor contracts, labor availability and relations;

•	the outcome of pending or future litigation;

•	changes to the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations;

•	increases to contribution requirements to multi-employer retiree healthcare and pension plans;

•	reductions of purchases or deferral of shipments by major customers;

•	availability and costs of credit, surety bonds and letters of credit;

•	customer performance and credit risks;

•	inflationary trends, including those impacting materials used in our business;

•	worldwide economic and political conditions;

•	downturns in consumer and company spending;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	difficulty in implementing our business strategy;

•	our ability to replace proven and probable coal reserves;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	our ability to respond to changing customer preferences;

•	sales of coal to Peabody Energy under existing agreements accounted for more than 10% of our revenues;

•	failure to comply with debt covenants;

•	the effects of mergers, acquisitions and divestitures, including our ability to successfully integrate mergers and acquisitions;

•	weather patterns and conditions affecting energy demand or disrupting supply;

•	competition in our industry;

•	interest rate fluctuation;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings, set forth in Item 3 of this report.

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

Item 1. Business.

Overview

We are a leading producer of thermal coal in the eastern United States (U.S.), with operations and coal reserves in the Appalachia and the Illinois Basin coal regions. We are also a leading U.S. producer of metallurgical quality coal. Our principal business is the mining and preparation of thermal coal, also known as steam coal, for sale primarily to electricity generators, and metallurgical coal, for sale to steel mills and independent coke producers.

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

We ship coal to electricity generators, industrial users, steel mills and independent coke producers. In 2010, we sold 30.9 million tons of coal, of which 78% was sold to domestic electricity generators and industrial customers and 22% was sold to domestic and global steel and coke producers. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.

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

Mining Operations

Our mining operations and coal reserves are as follows:

•

Appalachia. In southern West Virginia, we have ten mining complexes located in Boone, Clay, Lincoln, Logan and Kanawha counties, and in northern West Virginia, we have one complex located in Monongalia County. In Appalachia, we sold 24.3 million tons of coal in the year ended December 31, 2010. As of December 31, 2010, we controlled 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 457 million tons were assigned to current operations.

•

Illinois Basin. In the Illinois Basin, we have three complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 6.6 million tons of coal in the year ended December 31, 2010. As of December 31, 2010, we controlled 668 million tons of proven and probable coal reserves in the Illinois Basin, of which 178 million tons were assigned to current operations.

The following table provides the location and summary information of our operations for the year ended December 31, 2010.

Location	Complex	Mine(s)	Mining Method(1)	Met/Steam	2010 Tons Sold(2)
Appalachia	Big Mountain	Big Mountain No. 16, Contractor	CM	Steam	1,946
	Blue Creek	Blue Creek No. 1	CM	Steam	746
	Campbell’s Creek	Campbell’s Creek No. 7, Contractor	CM	Steam	723
	Corridor G	Job 21, Hill Fork	TS, DL	Steam	3,982
	Kanawha Eagle	Contractor	CM	Met/Steam	1,494
	Logan County	Guyan	TS	Steam	2,747
	Paint Creek	Samples, Winchester	TS, HW, CM	Met/Steam	1,030
	Panther	Panther	LW, CM	Met/Steam	1,949
	Rocklick	Harris No. 1, Black Oak, Contractor	CM	Met	691
	Wells	Rivers Edge, Contractor	CM	Met	3,008
	Federal	Federal No. 2	LW, CM	Steam	3,797
	Purchased coal	N/A	N/A	N/A	2,163

				Subtotal	24,276

Illinois Basin
	Bluegrass	Patriot, Freedom	TS, CM	Steam	2,328
	Dodge Hill	Dodge Hill No. 1	CM	Steam	882
	Highland	Highland No. 9	CM	Steam	3,378

				Subtotal	6,588

				Total	30,864

(1)	LW = Longwall, CM = Continuous Miner, TS = Truck-and-Shovel, DL = Dragline, HW = Highwall.
(2)	Tons sold, presented in thousands, for each complex approximated actual annual production in 2010, subject to stockpile variations.

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

Highwall mining. Highwall mining is a surface mining method generally utilized in conjunction with truck-and-shovel/loader surface mining. As the highwall is exposed by the truck-and-shovel/loader operation, a modified continuous miner with an attached auger conveyor system cuts horizontal passages from the highwall into the coal seam. These passages can penetrate to a maximum depth of up to 1,600 feet, but generally average 1,000 to 1,200 feet.

Appalachian Mining Operations

Our Appalachian Mining Operations include eleven active mining complexes in West Virginia.

Appalachia

Big Mountain

The Big Mountain mining complex is sourced by one company-operated underground mine, Big Mountain No. 16, and two contractor-operated underground mines located in southern West Virginia. Coal is produced utilizing continuous mining methods. The coal is sold on the thermal market and is transported from the preparation plant to customers via CSX rail or trucked to a terminal on the Kanawha River and placed on barges. Coal is produced from the Coalburg and Dorothy seams. Most of the employees at the company-operated mine are represented by the United Mine Workers of America (UMWA).

Blue Creek

The Blue Creek mining complex is located in southern West Virginia and consists of a company-operated underground mine, Blue Creek No. 1. The Blue Creek mining complex became operational in December 2009. Coal at the Blue Creek mining complex is produced from the Stockton seam. The complex utilizes continuous mining methods and a third-party-owned on-site preparation facility. Coal produced at the Blue Creek complex is sold on the thermal market and is loaded onto trucks for transportation to a barge loading facility on the Kanawha River. The employees at the company-operated mine are not represented by a union.

Campbell’s Creek

The Campbell’s Creek mining complex consists of two underground mines located in southern West Virginia. The company-operated Campbell’s Creek No. 7 mine operates in the Winifrede seam. The contractor-operated mine operates in the Stockton seam. All mines in the Campbell’s Creek mining complex utilize the continuous mining method. After processing, the coal is transported by truck to the Kanawha River for loading onto barges that deliver the coal to customers. Coal produced at Campbell’s Creek mining complex is sold on the thermal and stoker coal markets. Stoker coal is a type of thermal coal that is processed to a specific size to remove the smaller particles so that it can be used in boilers at industrial plants. The employees at the company-operated mine are not represented by a union.

Corridor G

The Corridor G mining complex consists of two company-operated surface mines, Job 21 and Hill Fork, located in southern West Virginia. Coal is sourced from the Kittanning, Stockton and Coalburg seams. Corridor G utilizes truck-and-shovel/loader and dragline mining. Coal produced at this complex is transferred by belt to the on-site preparation plant and loadout facility. After processing, the coal is transported to customers by CSX rail or trucked to a terminal on the Kanawha River and placed on barges. Coal produced at the Corridor G mining complex is sold on the thermal market. Most of the employees at the Corridor G mining complex are represented by the UMWA.

Kanawha Eagle

The Kanawha Eagle complex, which is contractor-operated, is located in southern West Virginia and is sourced by three underground mines. All three mines utilize continuous mining methods. Processed coal is sold on both metallurgical and thermal markets and is transported via CSX rail directly to the customer or by private line railroad to the Kanawha River and placed on barges. Coal is produced from the Coalburg and Eagle seams.

Logan County

The Logan County mining complex consists of one company-operated surface mine, Guyan, located in southern West Virginia. Coal from this complex is sold on the thermal market. The Guyan mine utilizes the truck-and-shovel/loader mining method. Coal produced at this complex is transferred by truck to its on-site preparation plant and loadout facility. Coal is principally transported from the loadout facility to customers by CSX rail. Coal at Logan County is sourced from the Freeport, Kittanning, Stockton and Coalburg seams. Certain employees at the Logan County complex are represented by the UMWA.

Paint Creek

The Paint Creek mining complex consists of one surface mine and one underground mine located in southern West Virginia. Both mines are company-operated. The surface mine, Samples, utilizes truck-and-shovel/loader and highwall mining methods, while the underground mine, Winchester, utilizes the continuous mining method. The Winchester mine operates in the Hernshaw seam. Coal from Samples is sourced from the Freeport, Kittanning, Stockton and Coalburg seams. We announced the idling of our Samples mine in August 2009. After processing, coal is transported from the on-site preparation plant and loadout facility to customers by CSX rail. Coal can also be trucked approximately 14 miles to the Kanawha River and transported by barge. Coal from this complex can be sold on both the metallurgical and thermal market. The employees at the Paint Creek complex are not represented by a union.

Panther

The Panther mining complex consists of one underground mine, Panther, located in southern West Virginia. Coal is produced utilizing the longwall mining and continuous mining methods. All coal is processed at an on-site preparation plant and then transported via truck to barges on the Kanawha River or via CSX rail. Coal produced at the Panther complex can be sold into thermal and metallurgical markets, but was sold primarily into the metallurgical market during 2010. Coal at the Panther mining complex is produced from the Eagle seam. The employees at the Panther complex are not represented by a union.

Rocklick

The Rocklick mining complex is located in southern West Virginia and is sourced by two company-operated underground mines, Harris No. 1 and Black Oak, and one contractor-operated underground mine. Coal at the Rocklick mining complex is produced utilizing continuous mining methods. In 2010, all coal from Harris No. 1, Black Oak and the contractor mine was sold on the metallurgical market. In June 2010, we closed our Harris No. 1 mine due to a roof fall and adverse geologic conditions. The Harris No. 1 mine was nearing the end of its projected mining life and was scheduled for closure in 2011. Although the Black Oak mine was suspended in January 2009, production resumed in September 2010 as metallurgical coal demand increased. Rocklick has the capability to transport coal on both the CSX and the Norfolk Southern railroads. Metallurgical coal at the Black Oak mine is produced from the No. 2 Gas seam. Our contract mine produced coal from the Eagle seam. Most of the employees at the company-operated mines are represented by the UMWA.

Wells

The Wells mining complex is located in southern West Virginia and is sourced by one company-operated underground mine, Rivers Edge, and multiple contractor-operated underground mines. Coal is produced utilizing continuous mining methods. Coal currently produced at the Wells mining complex is sold on the metallurgical market and is transported to customers via CSX rail. Thermal coal can also be processed and sold at this operation. Rivers Edge mine produces coal from the Powellton seam. Contract mines produce coal from the Eagle, No. 2 Gas, Powellton and Lower Chilton seams. Most of the employees at the company-operated facilities of the Wells mining complex are represented by the UMWA.

Federal

The Federal mining complex is located in northern West Virginia and is sourced by one company-operated underground mine, Federal No. 2, utilizing longwall and continuous mining methods. All coal produced at Federal is sold on the high-Btu thermal market and is transported to customers via the CSX and Norfolk Southern railroads or via barges on the Ohio River. Coal is produced from the Pittsburgh seam. Most of the employees at the Federal mining complex are represented by the UMWA.

Illinois Basin Mining Operations

Our Illinois Basin Mining Operations include three mining complexes in western Kentucky.

Illinois Basin

Bluegrass

The Bluegrass mining complex is located in western Kentucky and is sourced by two company-operated mines, Freedom, an underground mine, and Patriot, a surface mine. Coal at Freedom is produced utilizing continuous mining methods, while coal at Patriot is produced utilizing the truck-and-shovel/loader mining method. All coal is sold on the thermal market and is transported via truck or via barge loaded on the Green River. Coal is produced from the Kentucky No. 9 seam. The employees at the Bluegrass mining complex are not represented by a union.

Dodge Hill

The Dodge Hill mining complex is located in western Kentucky and is sourced by one company-operated underground mine, Dodge Hill No. 1, utilizing continuous mining methods. All coal is sold on the thermal market and transported via barge on the Ohio River. Coal at the Dodge Hill mining complex is produced from the Kentucky No. 6 seam. The employees at the Dodge Hill mining complex are not represented by a union.

Highland

The Highland mining complex is located in western Kentucky and is sourced by one company-operated underground mine, Highland No. 9, utilizing continuous mining methods. All coal is sold on the thermal market and is transported via barges loaded on the Ohio River. Coal is produced from the Kentucky No. 9 seam. Most of the employees at the Highland complex are represented by the UMWA.

Customers and Backlog

In 2010, our coal was sold to over 70 electricity generating and industrial plants in 10 countries, including the U.S., which is where we have our primary customer base.

As of December 31, 2010, we had a sales backlog of 44.0 million tons of coal, including backlog subject to price reopener and/or extension provisions. Our coal supply agreements have remaining terms up to 7 years and an average volume-weighted remaining term of approximately 2.0 years.

	Commitments as of December 31, 2010
	2011	2012	2013	2014 and Later	Total
Tons (in millions)	24.5	10.0	2.9	6.6	44.0

The 2011 commitments represent approximately 82% of our currently estimated production for 2011.

In 2010, approximately 77% of our coal sales were under long-term (greater than one year) agreements. We expect to continue selling a significant portion of our coal under long-term coal supply agreements. Our approach is to selectively renew or enter into new coal supply agreements when we can do so at prices we believe are favorable. We continue to supply coal to Peabody under contracts that existed at the date of spin-off, and certain of these contracts have terms into 2012. As of December 31, 2010, approximately 22% and 9% of our current projected 2011 and 2012 total production, respectively, was committed under pre-existing customer relationships with Peabody, all of which are thermal coal contracts.

Typically, customers enter into coal supply agreements to secure reliable sources of coal at predictable prices, while we seek stable sources of revenue to support the investments required to open, expand and maintain or improve productivity at the mines needed to supply these agreements. The terms and conditions of coal supply agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms and conditions of these contracts vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, treatment of environmental constraints, extension options, force majeure, termination and assignment provisions.

Each coal supply agreement sets a base price. Some agreements provide for a predetermined adjustment to base price at times specified in the agreement. Base prices may be adjusted quarterly, annually or at other periodic intervals for changes in production costs and/or changes due to inflation or deflation. The inflation/deflation adjustments are measured by public indices, the most common of which is the implicit price deflator for the gross domestic product as published by the U.S. Department of Commerce. In most cases, the components of the base price represented by taxes, fees and royalties which are based on a percentage of the selling price are also adjusted for any changes in the base price and passed through to the customer.

Most long-term coal supply agreements contain provisions to adjust the base price due to new laws or changes in the language, interpretation or application of existing laws that increase our cost of performance under such agreements. Buyers often negotiate similar clauses covering changes in environmental laws. In these instances, we often negotiate the right to supply coal that complies with a new environmental requirement to avoid contract termination.

Price reopener provisions are present in some of our long-term coal supply agreements. These provisions may allow either party to commence a renegotiation of the contract price at various intervals. In most of the agreements with price reopener provisions, if the parties do not agree on a new price, the buyer or seller has an option to terminate the contract. Under some agreements with price reopener provisions, we have the right to match the pricing offered to our customers by other suppliers.

Quality and volumes for the coal are stipulated in coal supply agreements, and in some limited instances, buyers have the option to vary annual or monthly volumes, if necessary. Variations to the quality of coal may lead to adjustments in the contract price. Most coal supply agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics such as heat content (Btu), sulfur and ash content, chlorine content, grindability, ash fusion temperature and metallurgical characteristics. Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or termination of the contracts. Coal supply agreements typically stipulate procedures for sampling, analysis and weighing. In most of our agreements, we have a right of substitution, allowing us to provide coal from different mines, including third-parties, as long as the replacement coal meets the contracted quality specifications and is sold at the same delivered cost.

In most cases, the provisions of coal supply agreements set out mechanisms for temporary reductions or delays in coal volumes in the case of a force majeure event, including strikes, adverse mining conditions, labor shortages, permitting or serious transportation problems that affect the seller or unanticipated plant outages that may affect the buyer. Most force majeure provisions stipulate that this tonnage can be made up by either mutual agreement or at the option of the nonclaiming party.

Coal supply agreements typically contain termination clauses if either party fails to comply with the terms and conditions of the agreement, although most termination provisions provide the opportunity to cure defaults.

Sales and Marketing

We sell coal produced by our operations and third-party producers. Our sales and marketing group includes personnel dedicated to performing sales functions, transportation, distribution, market research, contract management, and credit/risk management activities.

Transportation

Coal consumed domestically is typically sold at the mine and transportation costs are borne by the purchaser. At most Appalachian mine complexes, we load coal from the preparation plant directly onto railcars. At certain locations, we utilize truck, conveyor belt and rail to transport coal from our mines to docks for transportation to customers via barges. Export coal is usually sold at the loading port, with purchasers paying ocean freight. For export coal, we usually pay shipping costs from the mine to the port, trans-loading fees at the port and any applicable vessel demurrage costs associated with delayed loadings.

Of our 30.9 million tons sold in 2010, approximately 46% was shipped by rail, 43% by barge, 10% by ocean-going vessel and 1% by truck. Our transportation staff manages the loading of coal via these transportation modes.

Suppliers and Contractors

The main types of goods we purchase are mining equipment and replacement parts, steel-related (including roof control) products, belting products, lubricants, fuel, explosives and tires. Although we have many, long, well-established relationships with our key suppliers, we do not believe that we are dependent on any of our individual suppliers other than for purchases of certain underground mining equipment. Purchases of certain underground mining equipment are concentrated with one principle supplier; however, supplier competition continues to develop. The supplier base providing mining materials has been relatively consistent in recent years.

We contract with third-party producers to mine our owned or leased coal reserves on a rate per ton or cost plus basis. Third-party contractors accounted for approximately 19% of our total sales volume for the year ended December 31, 2010.

Competition

The U.S. coal industry is highly competitive, both regionally and nationally. Coal production in Appalachia and the Illinois Basin totaled approximately 450 million tons in 2010, with the largest five producers (Alliance, Alpha Natural Resources, Inc., CONSOL Energy, Inc., Massey Energy Company, and Patriot) accounting for 44% of production. In addition to competition within the eastern U.S. region, coal is transported into the region from the western U.S. and international producers for purchase by utility customers.

A number of factors beyond our control affect the markets in which we sell our coal. Continued demand for our coal and the prices obtained by us depend primarily on the coal consumption patterns of the electricity and steel industries in the U.S. and elsewhere around the world; the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil, and alternative energy sources such as wind and hydroelectric power. Coal consumption patterns are affected primarily by the demand for electricity and steel, environmental and other governmental regulations, and technological developments. The most important factors on which we compete are delivered price (i.e., including transportation costs, which are paid by our customers), coal quality characteristics and reliability of supply.

Employees & Labor Relations

Relations with our employees and, where applicable, organized labor, are important to our success. As of December 31, 2010, we had approximately 3,700 employees. Approximately 51% of our employees were represented by an organized labor union and these operations generated approximately 50% of our 2010 sales volume. Union labor is represented by the UMWA under labor agreements which expire December 31, 2011. Our represented employees work at various sites in Appalachia and at the Highland complex in the Illinois Basin.

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

Certain Liabilities

We have significant long-term liabilities for reclamation (also called asset retirement obligations) and remediation, retiree healthcare and work-related injuries and illnesses. In addition, labor contracts with the UMWA and certain arrangements with non-union employees include long-term benefits, notably healthcare coverage for retired employees and future retirees and their dependents.

Reclamation and Remediation Obligations

Reclamation obligations primarily represent the present value of future anticipated costs to restore surface land to levels equal to or greater than pre-mining conditions, as required by the Surface Mining Control and Reclamation Act (SMCRA). Remediation obligations primarily represent the present value of future anticipated costs for water treatment of selenium discharges in excess of allowable limits, as required by current court orders, consent decrees and mining permits.

Reclamation and remediation expense (which includes liability accretion and asset amortization) for the years ended December 31, 2010, 2009 and 2008 was $63.0 million, $35.1 million, and $19.3 million, respectively. The 2010 expense amount included a $20.7 million charge related to a court ruling as further described below. As of December 31, 2010, our reclamation and remediation obligations of $369.5 million included $63.5 million related to locations that are closed or inactive.

Our remediation obligation for selenium treatment at the Magnum acquisition date was estimated and recorded at June 30, 2009, when the purchase accounting valuation of all assets acquired and liabilities assumed was finalized. Selenium is a naturally occurring element that is encountered in earthmoving operations. The extent of selenium occurrence varies depending upon site specific geologic conditions. Selenium is encountered globally in coal mining, phosphate mining and agricultural operations. In coal mining applications, selenium can be discharged to surface water when mine tailings are exposed to rain and other natural elements. Selenium effluent limits are included in permits issued to us and other coal mining companies.

Despite continued efforts, we have been unable to identify a treatment system that can remove selenium sustainably, consistently and uniformly under all variable conditions experienced at our mining operations. The lack of a known, proven technology to meet selenium effluent limits is an industry-wide issue.

We are currently involved in various legal proceedings related to compliance with the effluent selenium limits in our mining permits. As a result of these legal proceedings, we are subject to various consent decrees and court orders that generally require us, among other things, to meet certain compliance deadlines related to selenium discharge levels and to research, develop and implement pilot projects of potential technologies for the treatment of selenium exceedances at permitted outfalls. In the past, we have paid fines and penalties with respect to violations of selenium effluent limitations.

As a result of a lawsuit filed by the West Virginia Department of Environmental Protection (WVDEP) in state court in West Virginia, Hobet Mining, LLC (Hobet) entered into a settlement agreement with the WVDEP that required Hobet to pay fines and penalties with respect to past violations of selenium limitations under certain of its National Pollutant Discharge Elimination System (NPDES) permits, to meet certain compliance deadlines related to selenium discharge levels and to research, develop and implement pilot projects of potential technologies for the treatment of selenium exceedances at permitted outfalls.

The Ohio Valley Environmental Coalition, Inc. (OVEC) and another environmental group sued Apogee Coal Company, LLC (Apogee) in 2007 and Hobet in 2008 in the U.S. District Court for the Southern District of West Virginia (U.S. District Court) alleging that Apogee and Hobet had violated water discharge limits for selenium set forth in certain of their NPDES permits. On March 19, 2009, the U.S. District Court approved two separate consent decrees, one between Apogee and the plaintiffs and the other between Hobet and the plaintiffs. The consent decrees extended the deadline to comply with water discharge limits for selenium with respect to the permits covered by both lawsuits to April 5, 2010.

On September 1, 2010, the U.S. District Court found Apogee in contempt for failing to comply with the March 19, 2009 consent decree. The court found that Apogee had failed to exercise reasonable diligence in evaluating and identifying viable treatment technologies, which diminished our ability to achieve compliance. Apogee was ordered to install a Fluidized Bed Reactor (FBR) water treatment facility for three mining outfalls and to come into compliance with applicable selenium discharge limits at these outfalls by March 1, 2013. Additionally, Hobet was ordered by the court to come into compliance with applicable selenium discharge limits under the Hobet Surface Mine No. 22 permit by May 1, 2013.

Pursuant to the September 1, 2010 ruling, we will record the costs to install the FBR water treatment facility for the three Apogee outfalls as capital expenditures when incurred. The capital expenditure for the facility is estimated to be approximately $50 million. In addition, the estimated future on-going operating cash flows required to meet our legal obligation for remediation at the three Apogee outfalls have changed from our original estimates based on the September 1, 2010 ruling. As such, we increased the portion of the liability related to Apogee by updating the fair value of the on-going costs related to these three outfalls and recorded the $20.7 million difference between this updated value and our previously recorded liability directly to income, through reclamation and remediation obligation expense in the third quarter of 2010.

We have established a liability for the treatment of outfalls with known selenium exceedances. The liability reflected the estimated total costs of the planned Zero Valent Iron (ZVI) water treatment systems we have been installing and maintaining in consideration of the requirements of our mining permits, court orders and consent decrees. This estimate was prepared considering the dynamics of legislation, capabilities of available technology and our planned remediation strategy. We utilized the cost of the most successful treatment methodology at that time based on our testing results for our best estimate based on uncertainties regarding technology, compliance parameters and deadline extensions.

Our liability to treat selenium discharges at outfalls not addressed in the September 1, 2010 ruling is based on the use of ZVI technology. We are currently continuing to install ZVI systems according to our original remediation strategy, while also performing a further review of other potential water treatment technology or other alternatives. Our remediation strategy reflects implementing scalable ZVI systems at each outfall. The ZVI system is scalable due to its modular design that can be reconfigured as further knowledge and certainty is gained. Initial ZVI testing has identified potential system shortfalls, and to date ZVI has not been demonstrated to perform consistently and sustainably in achieving effluent selenium limitations or in treating the expected flows at these outfalls. However, based on the modular design and resulting flexibility of the scalable ZVI system, we plan to continue to pursue implementation of the ZVI systems and to determine whether modifications to the system could result in its ability to treat selenium successfully.

At this time, there is no plan to install FBR or any technology other than ZVI at the other outfalls not addressed in the September 1, 2010 ruling as neither FBR nor other technologies have been proven effective on a full-scale basis. Because the levels of water flow and selenium discharges at each outfall differ, the solution for each outfall may be very different and a variety of solutions may ultimately be required. We are continuing to research various treatment alternatives in addition to ZVI for the other outfalls. If ZVI is not ultimately successful in treating the effluent selenium exceedances at these additional outfalls, we may be required to install alternative treatment technologies. The cost of other technologies could be materially higher than the costs reflected in our liability. Furthermore, costs associated with potential modifications to ZVI or the scale of the planned ZVI systems to be installed could also cause the costs to be materially higher than the costs reflected in our liability. While we are actively continuing to explore treatment options, there can be no assurances as to when a definitive solution will be identified and implemented or whether we can meet the compliance deadlines.

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

Our retiree healthcare liabilities were $1.3 billion and $1.2 billion as of December 31, 2010 and 2009, respectively, of which $65.6 million and $67.1 million was a current liability, respectively. Expense for the years ended December 31, 2010, 2009 and 2008 was $117.2 million, $92.5 million and $66.0 million, respectively. In 2010 and 2009, our results included a full year of retiree healthcare expense related to the Magnum operations as compared to only five months in 2008.

In connection with the spin-off, a subsidiary of Peabody assumed certain of our pre-spin-off obligations associated with the Coal Industry Retiree Health Benefits Act of 1992 (the Coal Act), the 2007 National Bituminous Coal Wage agreement (2007 NBCWA) and certain salaried employee retiree healthcare benefits. At December 31, 2010 the present value of the liability assumed by Peabody at spin-off was $680.9 million. We continue to administer these benefits. Certain Patriot subsidiaries remain jointly and severally liable for the Coal Act obligations and remain secondarily liable for the 2007 NBCWA obligations and the salaried employee obligations.

In March 2010, the Patient Protection and Affordable Care Act, and a companion bill, the Health Care and Education Reconciliation Act of 2010, (collectively, the 2010 healthcare legislation) were enacted, potentially impacting our costs to provide healthcare benefits to our eligible active and certain retired employees and workers’ compensation benefits related to occupational disease resulting from coal workers’ pneumoconiosis (black lung disease). The 2010 healthcare legislation has both short-term and long-term implications on healthcare benefit plan standards. Implementation of the 2010 healthcare legislation will occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018. Plan standard changes that affect us in the short term include raising the maximum age for covered dependents to continue to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements. Plan standard changes that could affect us in the long term include a tax on “high cost” plans (excise tax) and the elimination of annual dollar limits per covered individual, among other standard requirements.

The constitutionality of certain provisions of the 2010 healthcare legislation has been challenged in litigation filed by 26 state attorney generals and others. Additionally, there is uncertainty surrounding the interpretation or refinement of certain long-term plan standards.

Beginning in 2018, the 2010 healthcare legislation will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, it is impractical to reasonably estimate the ultimate impact of the excise tax on our future healthcare costs or postretirement benefit obligation. We have incorporated changes to our actuarial assumptions to determine our postretirement benefit obligations utilizing basic assumptions related to pending interpretations. Based on preliminary estimates and basic assumptions around the pending interpretations of these regulations, the present value of the excise tax does not have a material impact on our postretirement benefit obligation. With the exception of the excise tax, we do not believe any other plan standard changes will be significant to our future healthcare costs for eligible active employees and our postretirement benefit obligation for certain retired employees. However, we will need to continue to evaluate the impact of the 2010 healthcare legislation in future periods as additional information and guidance becomes available.

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

In December 2006, the Surface Mining Control and Reclamation Act Amendments of 2006 (2006 Act) was enacted. Under the 2006 Act, the orphan benefits paid to the Combined Fund and the 1992 Benefit Plan will be the responsibility of the federal government on a phased-in basis. The legislation authorizes $490 million per year in general fund revenues to pay for these and other benefits under the bill. In addition, future interest from the federal Abandoned Mine Land (AML) trust fund and previous unused interest from the AML trust fund will be available to offset orphan retiree healthcare costs. Under current projections for the health funds, these available resources are sufficient to cover all anticipated costs of orphan retirees. These amounts are also in addition to any amounts that may be appropriated by Congress at its discretion. The legislation also revises the AML fees paid by us on coal production, effective in October 2007, with the imposition of such fees currently scheduled to expire in its entirety on September 30, 2021. See additional details about the AML trust fund in Mine Closure Costs below.

The 2006 Act specifically amended the federal laws establishing the Combined Fund, the 1992 Benefit Plan and the 1993 Benefit Plan. The 2006 Act provided new and additional funding to all three programs, subject to the limitations described below. The 2006 Act guaranteed full funding of all beneficiaries in the Combined Fund by supplementing the annual transfers of interest earned on the AML trust fund. The 2006 Act further provided federal funding for the annual orphan health costs under the 1992 Benefit Plan on a phased-in basis, reaching 100% in 2011. The coal producers that signed the 1988 labor agreement, including some of our subsidiaries, remain responsible for the costs of their beneficiaries of the 1992 Benefit Plan. The 2006 Act also included the 1993 Benefit Plan as one of the statutory funds and authorized the trustees of the 1993 Benefit Plan to determine the contribution rates through 2010 for pre-2007 beneficiaries. The funding and claims during a guarantee period from January 1, 2007 through December 31, 2010 are currently under review by the trustees. Our subsidiaries that have agreed to the 2007 NBCWA will pay $0.50 per hour worked to the 1993 Benefit Plan in 2011. Under the 2006 Act, these new and additional federal expenditures to the Combined Fund, 1992 Benefit Plan, 1993 Benefit Plan and certain AML payments to the states and Indian tribes are collectively limited by an aggregate annual cap of $490 million as described above. To the extent that (i) the annual funding of the programs exceeds this amount (plus the amount of interest from the AML trust fund paid with respect to the Combined Fund), and (ii) Congress does not allocate additional funds to cover the shortfall, contributing employers and affiliates, including some of our subsidiaries, would be responsible for the additional costs.

The actuarially-determined liability for these benefit plans was $44.9 million as of December 31, 2010, $5.9 million of which was a current liability. The actuarially-determined liability for these benefit plans was $48.5 million as of December 31, 2009, $6.3 million of which was a current liability. Expenses for the years ended December 31, 2010, 2009 and 2008 were $3.2 million, $3.2 million and $2.6 million, respectively. Cash payments to these funds were $6.0 million, $6.3 million and $6.1 million for 2010, 2009 and 2008, respectively. The benefit plans that qualify as multi-employer plans are expensed as payments are made and no liability was recorded other than amounts due and unpaid. Expense related to these funds was $10.0 million, $11.2 million and $11.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Certain of our subsidiaries participate in two defined benefit multi-employer pension funds that were established as a result of collective bargaining with the UMWA pursuant to the 2007 NBCWA as periodically negotiated. These plans provide pension and disability pension benefits to qualifying represented employees retiring from a participating employer where the employee last worked prior to January 1, 1976, in the case of the UMWA 1950 Pension Plan, or after December 31, 1975, in the case of the UMWA 1974 Pension Plan. In December 2006, the 2007 NBCWA was signed, which required funding of the 1974 Pension Plan through 2011 under a phased funding schedule. The funding is based on an hourly rate for active UMWA workers. Under the labor contract, the per hour funding rate increased annually, beginning in 2007, until reaching $5.50 in 2011. Our subsidiaries with UMWA-represented employees are required to contribute to the 1974 Pension Plan at the new hourly rates. Contributions to these funds could increase as a result of future collective bargaining with the UMWA, a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, lower than expected returns on pension fund assets or other funding deficiencies. Expense related to these funds was $21.0 million, $18.3 million and $13.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Workers’ Compensation Obligations

These liabilities represent the estimates for compensable, work-related injuries (traumatic claims) and occupational disease, principally black lung disease and are based primarily on actuarial valuations. The Federal Black Lung Benefits Act requires employers to pay black lung awards to former employees who filed successful claims after June 1973. These liabilities were $246.3 million and $220.3 million as of December 31, 2010 and 2009, respectively, of which $25.5 million and $26.6 million was a current liability, respectively. Expense for the years ended December 31, 2010, 2009 and 2008 was $38.2 million, $31.3 million and $25.1 million, respectively.

The 2010 healthcare legislation also amended previous legislation related to black lung disease, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We were able to evaluate the impact of these changes to our current population of beneficiaries and claimants, resulting in an estimated $11.5 million increase to our obligation. As of March 31, 2010, we recorded this estimate as an increase to our workers’ compensation liability and a decrease to the actuarial gain included in “Accumulated other comprehensive loss” on our balance sheet. We adjusted the amortization of the actuarial gain beginning in the second quarter of 2010. As of December 31, 2010, we were not able to estimate the impact of the 2010 healthcare legislation on our obligations related to future black lung claims due to uncertainty around the number of claims that will be filed and how impactful the new award criteria will be to these claim populations.

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

Congress enacted the Mine Improvement and New Emergency Response Act of 2006 (MINER Act) as a result of an increase in fatal accidents. Among the new requirements, each miner must have at least two, one-hour Self Contained Self Rescue (SCSR) devices for their use in the event of an emergency (each miner had at least one SCSR device prior to the MINER Act) and additional caches of SCSR devices in the escape routes leading to the surface. Our evacuation training programs have been expanded to include more comprehensive training with the SCSR devices and frequent escape drills, as well as mine-wide simulated disaster training. The MINER Act also requires installation of two-way communication systems that allow communication between rescue workers and trapped miners following an accident as mine operators must have the ability to locate each miner’s last known position immediately before and after a disaster occurs. Congressman George Miller, Chairman, House Committee on Labor & Education proposed a bill titled the Mine Safety and Health Act of 2010 which addressed additional considerations that were not included in the MINER Act. Although the bill did not reach the House of Representatives floor for a vote, some of the contents, as edited, have resurfaced in the Robert C. Byrd Mine Safety Bill, which was introduced in January 2011.

MSHA mandated additional requirements for two-way communication and electronic tracking for use in mine emergencies in January 2009. In September 2010, MSHA issued an emergency temporary standard requiring mine operators to increase the incombustible content of combined coal dust, rock dust, and other dust to at least 80 percent in underground areas of bituminous coal mines. This requirement is further increased for mines containing methane gas. Finally, MSHA has proposed several additional regulations, including a proposal to require the use of continuous personal dust monitors and expanded requirements for medical surveillance. Compliance with these regulations has and will continue to result in additional expense.

In the aftermath of the April 5, 2010 accident at a competitor’s underground mine in Central Appalachia, MSHA continues to make changes in seal design and ventilation system approvals. Through Emergency Temporary Standards, Program Policy Bulletins and discretionary approval criteria issued by the District Manager, the guidelines governing seals and ventilation evaluation points have reduced the action levels of the various gases while increasing the frequency of withdrawal from the mine. Once withdrawal levels are reached, the resumption of operation is solely at MSHA’s discretion and the criteria for plan approval is based on the District Manager’s requirements. New regulations and changes in the interpretation, enforcement or application of existing laws and regulations have resulted in higher scrutiny during inspections and lower production.

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

Mining Control and Reclamation Regulations

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

The U.S. Department of the Interior is actively considering establishing, in the context of new permit applications under SMCRA, new standards for restoring mountaintops affected by surface mining, removing the rights of states to revise or grant exemptions to federal restoration standards and developing a federal definition of “material damage” to be used in the context of existing watershed area protections. It is also considering requiring surface mining companies to collect more information on the environmental health of watersheds near their operations, to monitor conditions before and after mining, and to change or close operations if unpermitted damage to the watersheds occurs.

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

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some SMCRA mine permit applications take over a year to prepare, depending on the size and complexity of the mine, and often take up to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including public hearings and through intervention in the courts.

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

Mine Closure Costs

Various federal and state laws and regulations, including SMCRA, require us to obtain surety bonds or other forms of financial security to secure payment of certain long-term obligations, including mine closure or reclamation costs, federal and state workers’ compensation costs and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis. As of December 31, 2010, we had outstanding surety bonds and total letters of credit of $513.4 million including: $282.6 million for post-mining reclamation; $151.5 million related to workers’ compensation obligations; $56.7 million for retiree health obligations; and $22.6 million for other obligations (including collateral for surety companies and bank guarantees, road maintenance and performance guarantees). Changes in these laws and regulations could require us to obtain additional surety bonds or other forms of financial assurance.

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

Environmental Laws

We are subject to various federal and state environmental laws and regulations that impose significant requirements on our operations. The cost of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances may adversely affect our business, results of operations and financial condition. In addition, environmental laws and regulations, particularly relating to air emissions, can reduce the demand for coal. Significant public opposition has been raised with respect to the proposed construction of certain new coal-fueled electricity generating plants due to the potential air emissions that would result. Such opposition could also reduce the demand for coal.

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

For example, in January 2011, the EPA took the unprecedented step of rescinding a federal Clean Water Act permit held by another coal mining company for a surface mine in Appalachia. In explaining its position, the EPA cited significant and irreversible damage to wildlife and fishery resources and severe degradation of water quality caused by mining pollution. This was the first time that the EPA has canceled a federal water permit after it was issued. While our operations are not directly impacted, this could be an indication that other surface mining water permits could be subject to more substantial review in the future.

These and other regulatory requirements, which have the potential to change due to legal challenges, legislative actions and other developments, increase the cost of, or could restrict or even prohibit, certain current or future mining operations. Our operations may not be able to remain in full compliance with all Clean Water Act obligations and permit requirements, and as a result we have, at times, been subject to compliance orders and private party litigation seeking fines or penalties or changes to our operations. See Certain Liabilities – Reclamation and Remediation Obligations above for discussion of selenium-related matters.

Clean Water Act requirements that may affect our operations include the following:

Section 404

Section 404 of the Clean Water Act requires mining companies to obtain ACOE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. As is the case with other coal mining companies operating in Appalachia, our construction and mining activities, including our surface mining operations, frequently require Section 404 permits. The issuance of Section 404 permits for surface mining operations has been the subject of many court cases and increased regulatory oversight which may result in permitting delays, increased permitting and operating costs and possible suspension of current operations or prevention of opening new mines.

For example, on June 17, 2010, the ACOE announced that it would suspend the use of the nationwide (or “general”) permit for the construction of valley fills and refuse impoundments under Section 404 of the Clean Water Act, commonly described as Nationwide Permit 21 (NWP 21), by surface coal operations in West Virginia and other Appalachian states. The regional suspension will remain in effect until the NWP 21 permit is modified or until the permit expires in 2012. In the absence of NWP 21, individual permits are required for surface coal mining projects. We have converted any pending permit applications that were submitted under NWP 21 to individual permit applications and believe that the suspension of the use of NWP 21 permits will have a minimal effect on our future production. However, individual permits require a public notice and review period, take longer to process and are more costly to obtain.

In September 2009, the EPA announced that proposed mining related to certain pending Section 404 permits in Appalachia would require additional review under the Clean Water Act due to the potential water quality impacts. At that time, seventy-nine permit applications were identified for further, detailed reviews, including six of our permit applications. In January 2010, the permit for our Hobet 45 mine was issued after it had been selected for detailed review. More than half of the permit applications selected for further review have been withdrawn, including two of our permit applications. The EPA and the ACOE continue to perform reviews of pending permit applications to ensure compliance with the Clean Water Act.

In November 2009, the U.S. Department of the Interior (DOI) issued an advance notice of proposed rule making regarding the use of valley fills within a set distance of a stream. The notice set forth a number of potential options the DOI is considering in order to meet the goals of a Memorandum of Understanding (MOU) among the DOI, the EPA and the ACOE. The DOI is currently developing an environmental impact statement for use in drafting the anticipated stream protection rule. If additional restrictions are ultimately imposed, certain mining activities could become prohibited.

The DOI is also actively considering establishing, in the context of new permit applications under SMCRA, new standards for restoring mountaintops affected by surface mining, removing the rights of states to revise or grant exemptions to federal restoration standards and developing a federal definition of “material damage” to be used in the context of existing watershed area protections. It is also considering requiring surface mining companies to collect more information on the environmental health of watersheds near their operations, to monitor conditions before and after mining and to change or close operations if unpermitted damage to the watersheds occurs.

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

National Pollutant Discharge Elimination System

The Clean Water Act requires effluent limitations and treatment standards for wastewater discharge through the NPDES program. NPDES permits govern the discharge of pollutants into water and require regular monitoring and reporting and performance standards. States are empowered to develop and enforce “in stream” water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. “In stream” standards vary from state to state. Total Maximum Daily Load (TMDL) regulations establish a process by which states designate stream segments not meeting present water quality standards as impaired. Industrial dischargers, including coal mining operations, may be required to meet new TMDL effluent standards for these stream segments.

States must also develop anti-degradation policies to help protect high quality waters and existing quality of other waters. In general, the issuance and renewal of permits to discharge to non-impaired waters are subject to anti-degradation review and other limitations that could cause increases in the costs, time and difficulty associated with obtaining new and complying with existing NPDES permits and could adversely affect our coal production.

EPA Water Quality Standards

On April 1, 2010, the EPA issued comprehensive guidance to provide clarification as to the water quality standards that should apply when reviewing Clean Water Act permit applications for Appalachian surface coal mining operations, and of the EPA’s roles and expectations in coordinating with its federal and state partners, to assure more consistent, effective and timely compliance by Appalachian surface coal mining operations with the provisions of the Clean Water Act, the National Environmental Policy Act and the Environmental Justice Executive Order. Although this guidance does not apply retroactively to existing Clean Water Act permits, it applies to new Section 404 permits, new NPDES permits, modifications to existing NPDES permits and renewals of existing NPDES permits. This guidance establishes threshold conductivity levels to be used as a basis for evaluating compliance with narrative water quality standards. Conductivity is a measure that reflects levels of salt, sulfides and other chemical constituents present in water. In order to obtain federal Clean Water Act permits for surface coal mining in Appalachia, as defined in the guidance, applicants must perform an evaluation to determine if a reasonable potential exists that the proposed mining would cause a violation of water quality standards, including narrative standards. The EPA Administrator has stated that it may be difficult for most surface mining operations to meet these water quality standards. Additionally, the guidance contains requirements for avoiding and minimizing environmental impacts, mitigation of mining impacts, consideration of the full range of potential impacts on the environment, human health and communities, including low-income or minority populations, and provision of meaningful opportunities for public participation in the permit process. To obtain necessary permits, we and other mining companies are required to meet these requirements. We have begun to incorporate these new requirements into some of our current permit applications; however, there can be no guarantee that we will be able to meet these or any other new standards with respect to our permit applications.

In October 2010, the WVDEP filed a lawsuit against the EPA challenging the water quality standards put forth in the comprehensive guidance issued on April 1, 2010. The State of Kentucky and the Kentucky Coal Association have filed a similar lawsuit challenging the EPA’s authority to block state issued permits based on the water quality standards.

It is unknown what other future changes will be implemented to the permitting review and issuance process or to other aspects of mining operations, but the increased regulatory focus, recent attention in Congress, the announced regulatory changes and reviews and any additional future permitting changes could materially and adversely affect all coal mining companies operating in Appalachia, including us. In particular, we could be unable to obtain new permits or maintain existing permits, which could result in the suspension of current operations or prevent the opening of new mines, we could be required to change operations in a manner that could be costly and we could incur fines, penalties and other costs, any of which could materially adversely affect our business.

Clean Air Regulations

        The Clean Air Act and the corresponding state laws that regulate the emissions of materials into the air affect U.S. coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations may occur through Clean Air Act permitting requirements and/or emission control requirements relating to particulate matter. The Clean Air Act indirectly affects the coal industry by extensively regulating the air emissions of sulfur dioxide, nitrogen oxide, mercury and other compounds emitted by our customers that operate coal-fueled electricity generating plants or other regulated combustion sources. Additionally, the EPA has begun regulating carbon dioxide and other greenhouse gas emissions under the Clean Air Act. In recent years Congress has also considered legislation that would require increased reductions in emissions of carbon dioxide and other greenhouse gases, sulfur dioxide, nitrogen oxide and mercury. Existing and new legislation may lead to some electricity generating customers switching to other sources of fuel, in an attempt to lower levels of regulated emissions.

Clean Air Act requirements that may directly affect our customers include the following:

Sulfur Dioxide and Nitrogen Oxide Emissions

The EPA promulgated the Clean Air Interstate Rule (CAIR) in March 2005. CAIR requires the reduction of sulfur dioxide and nitrogen oxide emissions from electricity generating plants in 28 eastern states and the District of Columbia (D.C.). CAIR has been subject to a complex series of legal challenges since its promulgation. In July 2010, the EPA proposed the Clean Air Transport Rule (CATR) to replace CAIR. The CATR would require the reduction of sulfur dioxide and/or nitrogen oxide emissions in 31 states and D.C. and would allow limited interstate trading of emission rights among power plants. Relative to CAIR, CATR would increase emission reductions and shorten the time frame for compliance. The EPA anticipates finalizing CATR in 2011. Congress is also considering additional legislation aimed at reducing sulfur dioxide and nitrogen oxide emissions from power plants. Any of the foregoing legislative or regulatory initiatives could cause our customers to change their regional coal sources or reduce their demand for coal.

Mercury Emissions

The EPA promulgated the Clean Air Mercury Rule (CAMR) in March 2005. CAMR permanently caps and reduces nationwide mercury emissions from new and existing coal-fueled power plants. The rule established a market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two distinct phases. CAMR was vacated on February 8, 2008 by the U.S. Court of Appeals for the D.C. Circuit. In February 2011, the EPA issued emission standards for mercury and other hazardous air pollutants from certain boilers and process heaters. However, the EPA is expected to reconsider certain aspects of the standards. In addition, Congress is considering legislation mandating mercury emission reductions from coal-fueled power plants. These developments and future regulations and/or legislation could further limit mercury emissions from power plants, which could adversely affect the demand for coal.

Particulate Matter

In October 2006, the EPA updated the National Ambient Air Quality Standards (NAAQS) applicable to fine and coarse particulate matter. In February 2009, the U.S. Court of Appeals for the D.C. Circuit remanded to the EPA certain aspects of the fine particulate matter standards. Existing and possible future restrictions, including any that arise out of the EPA’s ongoing review, on the emission of fine or coarse particulate matter could adversely affect our ability to develop new mines, could require us to modify our existing operations and could result in additional and expensive control requirements for coal-fueled power plants, which could adversely affect the demand for coal.

Ozone

Nitrogen oxides, which are a by-product of coal combustion, can lead to the creation of ozone. In 2008, the EPA lowered the eight-hour ozone standards to 0.075 parts per million. In January 2010, the EPA proposed to further restrict these standards. The revised standards may require more stringent emissions controls on sources of nitrogen oxides, including coal-fueled electricity generating plants. Demand for coal from our mining operations may be adversely affected when the more stringent standards are implemented.

New Source Review Regulations

Pursuant to the EPA’s new source review (NSR) program, existing coal-fueled power plants could be required under certain circumstances to install the more stringent air emissions control equipment required of new plants. Our electricity generating customers may be subject to NSR enforcement actions and, if found not to be in compliance, could be required to install additional control equipment at the affected plants or they could decide to close some or all of those plants. The EPA has predicted that its enforcement of the NSR program will lead to the closure of aging, coal-fueled power plants, in particular. Changes to the NSR program and/or its enforcement may adversely impact demand for coal.

Regional Haze

On June 15, 2005, the EPA issued the Clean Air Visibility Rule to amend the 1999 regional haze rule, which established planning and emissions reduction timelines for states to use to improve visibility in national parks throughout the U.S. Under the amended rule, certain older power plants may be required to implement best available retrofit technology (BART), which could include the installation of additional controls for nitrogen oxide, sulfur dioxide and particulate matter. The EPA has determined that states that adopt the CAIR cap-and-trade program for sulfur dioxide and nitrogen oxide will be allowed to apply CAIR controls as a substitute for those required by BART.

Acid Rain

Title IV of the Clean Air Act regulates sulfur dioxide emissions by coal-fueled power plants with generating capacity greater than 25 megawatts. The affected electricity generators have sought to meet these requirements by, among other compliance methods, switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing sulfur dioxide emission allowances. Title IV also requires that certain categories of electric generating stations install certain types of nitrogen oxide controls.

State Laws

Several states have recently proposed or adopted legislation or regulations further limiting emissions of sulfur dioxide, nitrogen oxide, mercury and carbon dioxide. Limitations imposed by states on emissions of any of these substances could cause our customers to switch to other fuels to the extent it becomes economically preferable for them to do so.

Global Climate Change

One by-product of burning coal is carbon dioxide, which has been linked in certain studies as a contributor to climate change. Pursuant to the Clean Air Act, the EPA has begun regulating carbon dioxide and other greenhouse gas emissions. In April 2010, the EPA finalized regulations requiring a reduction in emissions of greenhouse gases from motor vehicles beginning in 2011. These regulations have subjected certain stationary sources of greenhouse gases, including coal-fueled power plants, to existing permitting and other requirements under the Clean Air Act. In May 2010, the EPA finalized its Greenhouse Gas Tailoring Rule (GHG Tailoring Rule), which sets forth criteria for determining which stationary sources are required to obtain permits to construct, modify or operate on account of, and to implement the best available control technology (BACT) for, their greenhouse gas emissions pursuant to the Clean Air Act Prevention of Significant Deterioration and Title V operating permit programs. Under the GHG Tailoring Rule, permitting requirements will be phased in through successive steps that expand the scope of covered sources over time. The EPA has issued guidance on what BACT entails for the control of greenhouse gases and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. More recently, the EPA has announced that it plans to set federal performance standards and state emission guidelines for greenhouse gas emissions from certain power plants by May 2012. These measures could require the installation of additional pollution controls or other emission reduction measures at certain new, modified and existing coal-fueled power plants. In addition, we are required to report annual greenhouse gas emissions from certain of our operations beginning with calendar year 2011. Although it is not yet possible to predict the effect of the GHG Tailoring Rule or any future greenhouse gas performance standards or emission guidelines, such regulations may cause a reduction in the amount of coal that our customers purchase from us, which could adversely affect our results of operations.

In addition, legislators, including Congress, have been considering the passage of significant new laws to address climate change. In 2009, the U.S. House of Representatives passed legislation that would, among other things, impose a nationwide cap on carbon dioxide and other greenhouse gas emissions and require large emitters, including coal-fueled power plants, to obtain “emission allowances” to meet that cap. Legislators are considering several other energy and air emission measures with the ultimate goal of reducing greenhouse gas emissions.

In the absence of federal legislation, many states, regions and local authorities have adopted greenhouse gas regulations and initiatives. For example, ten northeastern and midatlantic states participate in the Regional Greenhouse Gas Initiative, pursuant to which they have agreed to reduce carbon dioxide emissions from the power sector by 2018. Similarly, nine midwestern governors and two Canadian premiers have agreed to participate or observe in the Midwestern Greenhouse Gas Reduction Accord to develop and implement steps to reduce greenhouse gas emissions. In addition, more than half of the states in the U.S. have implemented renewable portfolio standards, which mandate that a specified percentage of electricity sales in the state come from renewable energy, and in 2009 and 2010, Congress considered legislation that would impose a similar federal mandate.

These and other federal, state and regional climate change rules will likely require additional controls on coal-fueled sources and may even cause some users of coal to switch from coal to a lower carbon fuel. In addition, some states, municipalities and individuals have initiated common law nuisance suits against power, coal, oil and gas companies alleging that their operations are contributing to climate change. At least two U.S. federal appellate courts have permitted these lawsuits to proceed. One of these appellate court decisions was subsequently vacated, without being decided on the merits, when a request to rehear the case was granted but the court rehearing the case failed to establish a quorum. The U.S. Supreme Court has granted a petition to review the other appellate decision. The plaintiffs in these cases seek various remedies, including punitive and compensatory damages and injunctive relief. If successful, these or similar suits could lead to reductions in or other limitations on the amount of coal our customers could utilize.

The permitting of new coal-fueled power plants has also recently been contested by state regulators and environmental organizations based on concerns relating to greenhouse gas emissions. As a result, certain power generating companies may reconsider short-term or long-term plans to build coal-fueled plants or may elect to build capacity using alternative forms of electrical generation.

Demand for and use of coal also may be limited by any global treaties which place restrictions on carbon dioxide emissions. As part of the United Nations Framework Convention on Climate Change, the U.S. has participated in meetings to negotiate an agreement regarding greenhouse gas emissions reductions after 2012. Through these meetings, the U.S. has committed to non-binding emissions reductions targets. Any treaty or other arrangement ultimately adopted by the U.S. or other countries to implement this commitment or otherwise reduce greenhouse gas emissions may have a material adverse impact on the global supply and demand for coal, which in turn could have an adverse impact on our business.

Any of the foregoing current or future laws, regulations or other initiatives to address greenhouse gas emissions could affect coal-fueled power plants in particular and reduce the amount of coal that our customers purchase from us, thereby adversely affecting our results of operations.

Hazardous Waste

The RCRA established comprehensive requirements for the treatment, storage and disposal of hazardous wastes. These requirements primarily affect our customers as coal mine wastes, such as overburden and coal cleaning wastes, are not considered hazardous waste materials under RCRA. In May 2010, the EPA released two competing proposals for the regulation of coal combustion by-products (CCB). One would regulate the by-products as hazardous or special waste, and the other would classify the by-products as non hazardous waste. If CCB were classified as special or hazardous waste, regulations may impose restrictions on ash disposal, provide specifications for storage facilities, require groundwater testing and impose restrictions on storage locations. These regulations, or any other regulations which increase the costs associated with the management or disposal of CCB, could adversely impact our customers’ operating costs and potentially reduce their purchase of coal.

Toxic Release Reporting

Under the EPA’s Toxic Release Inventory process, companies are required to annually report the use, manufacture or processing of listed toxic materials that exceed defined thresholds, including chemicals used in equipment maintenance, reclamation and water treatment.

Federal and State Superfund Statutes

CERCLA and similar state laws impose liability for investigation and clean-up of contaminated properties and for damages to natural resources. Under CERCLA or similar state laws, strict, joint and several liability may be imposed on waste generators, site owners or operators and others regardless of fault. Thus, coal mines or other sites that we currently own or operate or have previously owned or operated and sites to which we have sent waste material may be subject to liability under CERCLA and similar state laws. In the past, we have been identified as a potentially responsible party at some sites, but based on current information we do not believe any liability under CERCLA or similar state laws will be material.

Additional Information

We file annual, quarterly and current reports, and any amendments to those reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may access and read our SEC filings free of charge through our website, at www.patriotcoal.com, or the SEC’s website, at www.sec.gov. You may read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

You may also request copies of our filings, free of charge, by telephone at (314) 275-3680 or by mail at: Patriot Coal Corporation, 12312 Olive Boulevard, St. Louis, Missouri 63141, attention: Investor Relations.

Executive Officers

Set forth below are the names, ages and current positions of our executive officers and Chairman of the Board of Directors. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Positions
Irl F. Engelhardt	64	Chairman of the Board of Directors
Richard M. Whiting	56	President, Chief Executive Officer & Director
Charles A. Ebetino, Jr.	58	Senior Vice President & Chief Operating Officer
Mark N. Schroeder	54	Senior Vice President & Chief Financial Officer
Joseph W. Bean	48	Senior Vice President - Law & Administration,
		General Counsel & Corporate Secretary
Robert W. Bennett	48	Senior Vice President & Chief Marketing Officer

Irl F. Engelhardt

Chairman of the Board of Directors

Irl F. Engelhardt, age 64, serves as Chairman of the Board of Directors and also served as Executive Advisor through December 31, 2010. Prior to the spin-off, Mr. Engelhardt served as Chairman and as a director of Peabody from 1998 until October 2007. He also served as Chief Executive Officer of Peabody or its predecessor companies from 1990 to 2005 and as Chairman of the predecessor companies from 1993 to 1998. After joining a predecessor of Peabody in 1979, Mr. Engelhardt held various officer level positions in the executive, sales, business development and administrative areas, including Chairman of Peabody Resources Ltd. (Australia) and Chairman of Citizens Power LLC. He also served as Co-Chief Executive Officer and executive director of The Energy Group from 1997 to 1998, Chairman of Cornerstone Construction & Materials, Inc. from 1994 to 1995 and Chairman of Suburban Propane Company from 1995 to 1996. He served as a director and Group Vice President of Hanson Industries from 1995 to 1996.

Mr. Engelhardt also previously served as Chairman of the Federal Reserve Bank of St. Louis, the National Mining Association (NMA), the Coal Industry Advisory Board of the International Energy Agency, the Center for Energy and Economic Development and the Coal Utilization Research Council, as well as Co-Chairman of the Coal Based Generation Stakeholders Group. He currently serves on the Board of Directors of The Williams Companies, Inc. and served on the Board of Directors of Valero Energy Corporation from 2006 to 2010.

Richard M. Whiting

President, Chief Executive Officer & Director

Richard M. Whiting, age 56, serves as President, Chief Executive Officer and as a Director. Mr. Whiting joined Peabody’s predecessor company in 1976 and held a number of operations, sales and engineering positions both at the corporate offices and at field locations. Prior to the spin-off, he was Peabody’s Executive Vice President & Chief Marketing Officer from May 2006 to 2007, with responsibility for all marketing, sales and coal trading operations, as well as Peabody’s joint venture relationships. Mr. Whiting previously served as President & Chief Operating Officer and as a director of Peabody from 1998 to 2002. He also served as Executive Vice President — Sales, Marketing & Trading from 2002 to 2006, and as President of Peabody COALSALES Company from 1992 to 1998.

Mr. Whiting currently serves as a member of the Executive Committee of the NMA, Chairman of the NMA’s Audit and Finance Committee, and COALPAC Chairman. He is the former Chairman of NMA’s Safety and Health Committee, the former Chairman of the Bituminous Coal Operators’ Association, and a past board member of the National Coal Council. He is also currently a director of the Society of Mining Engineers Foundation. Mr. Whiting holds a Bachelor of Science degree in mining engineering from West Virginia University.

Charles A. Ebetino, Jr.

Senior Vice President & Chief Operating Officer

Charles A. Ebetino, Jr., age 58, serves as Senior Vice President & Chief Operating Officer. From the spin-off through August 2010, Mr. Ebetino served as Senior Vice President – Corporate Development for Patriot. Prior to the spin-off, Mr. Ebetino was Senior Vice President — Business and Resource Development for Peabody since May 2006. Mr. Ebetino also served as Senior Vice President — Market Development for Peabody’s sales and marketing subsidiary from 2003 to 2006 and was directly responsible for COALTRADE, LLC. He joined Peabody in 2003 after more than 25 years with American Electric Power Company, Inc. (AEP) where he served in a number of management roles in the fuel procurement and supply group, including Senior Vice President of Fuel Supply and President & Chief Operating Officer of AEP’s coal mining and coal-related subsidiaries from 1993 until 2002. In 2002, he formed Arlington Consulting Group, Ltd., an energy industry consulting firm.

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

Mark N. Schroeder

Senior Vice President & Chief Financial Officer

Mark N. Schroeder, age 54, serves as Senior Vice President & Chief Financial Officer. Prior to the spin-off, Mr. Schroeder held several key management positions in his career at Peabody which began in 2000. These positions included President of Peabody China from 2006 to 2007, Vice President of Materials Management from 2004 to 2006, Vice President of Business Development from 2002 to 2004 and Vice President and Controller from 2000 to 2002. He has more than 30 years of business experience, including as Chief Financial Officer of Franklin Equity Leasing Company from 1998 to 2000, Chief Financial Officer of Behlmann Automotive Group from 1997 to 1998, and financial management positions with McDonnell Douglas Corporation and Ernst & Young, LLP.

Mr. Schroeder is a certified public accountant and holds a Bachelor of Science degree in business administration from Southern Illinois University — Edwardsville.

Joseph W. Bean

Senior Vice President — Law & Administration, General Counsel & Corporate Secretary

Joseph W. Bean, age 48, serves as Senior Vice President — Law & Administration, General Counsel & Corporate Secretary. From the spin-off to February 2009, Mr. Bean served as Senior Vice President, General Counsel & Corporate Secretary for Patriot. Prior to the spin-off, Mr. Bean served as Peabody’s Vice President & Associate General Counsel and Assistant Secretary from 2005 to 2007 and as Senior Counsel from 2001 to 2005. During his tenure at Peabody, he directed the company’s legal and compliance activities related to mergers and acquisitions, corporate governance, corporate finance and securities matters.

Mr. Bean has 24 years of corporate law experience, including 20 years as in-house legal counsel. He was counsel and assistant corporate secretary for The Quaker Oats Company prior to its acquisition by PepsiCo in 2001 and assistant general counsel for Pet Incorporated prior to its 1995 acquisition by Pillsbury. He also served as a corporate law associate with the law firms of Mayer, Brown & Platt in Chicago and Thompson & Mitchell in St. Louis. Mr. Bean holds a Bachelor of Arts degree from the University of Illinois and a Juris Doctorate from Northwestern University School of Law.

Robert W. Bennett

Senior Vice President & Chief Marketing Officer

Robert W. Bennett, age 48, serves as Senior Vice President & Chief Marketing Officer. Mr. Bennett has over 23 years of experience in the coal sales, marketing and trading arena. From the time of the Magnum acquisition through March 2009, Mr. Bennett served as Patriot’s Senior Vice President of Sales and Trading and was responsible for Patriot’s thermal coal sales. Prior to the Magnum acquisition, Mr. Bennett served as Senior Vice President – Sales and Trading of Magnum Coal Company and President of Magnum Coal Sales, LLC, positions he held from 2006 to 2008. During 2005 and 2006, Mr. Bennett served as Vice President – Appalachia Sales for Peabody’s sales and marketing subsidiary, COALSALES, LLC. Mr. Bennett served as Vice President – Brokerage and Agency Sales for Peabody’s coal trading subsidiary, COALTRADE, LLC from 1997 to 2005 where he was responsible for all coal brokerage and agency relationships in the eastern United States. Prior to 1997, Mr. Bennett held various leadership positions with AGIP Coal Sales and Neweagle Corporation. Mr. Bennett holds a Bachelor of Arts in Finance from Marshall University.

Item 1A. Risk Factors.

RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report, in evaluating our company and our common stock. If any of the risks described below actually occur, our business, financial results, financial condition and stock price could be materially adversely affected.

Risk Factors Relating to Demand for our Products

A decline in coal prices could reduce our revenues as well as adversely impact our earnings.

Our results of operations are dependent upon the prices we charge for our coal as well as our ability to maximize productivity and control costs. Declines in the prices we receive for our coal could adversely affect our operating results and our ability to generate the cash flows we require to fund our existing operations and obligations, improve our productivity and reinvest in our business. The prices we receive for coal depend upon demand for our products which is impacted by numerous factors beyond our control, such as coal and power market conditions, weather patterns affecting energy demand, competition in our industry, availability and costs of competing energy resources, worldwide economic and political conditions, economic strength and political stability in the U.S. and countries in which we have customers, the outcome of commercial negotiations involving sales contracts or other transactions, customer performance and credit risk, availability and costs of transportation, our ability to respond to changing customer preferences, reductions of purchases by major customers, and legislative and regulatory developments, including new environmental regulations affecting the use of coal, such as mercury and carbon dioxide-related limitations. Additional information about the risk factors that affect coal demand is included below. Any material decrease in demand would cause coal prices to decline and require us to decrease costs in order to maintain our margins.

Any change in coal consumption patterns, in particular by U.S. electric power generators or global steel producers, could result in a decrease in the use of coal by those consumers, which could result in lower prices for our coal, a reduction in our revenues and the value of our coal reserves as well as an adverse impact on our earnings.

Thermal coal accounted for approximately 78%, 83% and 79% of our coal sales volume during the years ended December 31, 2010, 2009 and 2008, respectively. The majority of our sales of thermal coal were to U.S. electric power generators with a small portion sold into the global export market. The amount of coal consumed for U.S. electric power generation is affected primarily by the overall demand for electricity; the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as wind and hydroelectric power; technological developments; limitations on financings for coal-fueled power plants; and governmental regulations, including increasing difficulties in obtaining permits for coal-fueled power plants and more burdensome restrictions in the permits received for such facilities. In addition, the increasingly stringent requirements of the Clean Air Act or other laws and regulations, including tax credits that have been or may be provided for alternative energy sources and renewable energy mandates that have been or may be imposed on utilities, may result in more electric power generators shifting away from coal-fueled generation, the closure of existing coal-fueled plants and the building of more non-coal fueled electrical generating sources in the future. Current developments in natural gas production processes have lowered the cost and increased the supply, resulting in greater demand for natural gas for electricity generation. All of the foregoing could reduce demand for our coal, which could reduce our revenues, earnings and the value of our coal reserves.

Weather patterns can greatly affect electricity generation. Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increased generating requirements from all sources. Mild temperatures, on the other hand, result in lower electricity demand. Accordingly, significant changes in weather patterns impact the demand for our coal.

Overall economic activity and the associated demands for power by industrial users can also have significant effects on overall electricity demand. Deterioration in U.S. electric power demand would reduce the demand for our thermal coal and could impact the collectability of our accounts receivable from electric utility customers.

Metallurgical coal accounted for approximately 22%, 17% and 21% of our coal sales volume during the years ended December 31, 2010, 2009 and 2008, respectively. Metallurgical coal was sold to the domestic steel industry and to steel producers in the global export markets. Industry-wide global export markets are primarily driven by steel production in growing countries such as China and India, as well as Europe, Brazil and the U.S. and are impacted by the availability of metallurgical coal from coal producing countries such as Australia. The majority of our metallurgical coal production is priced annually, and as a result, a decrease in near term metallurgical coal prices could decrease our profitability.

The steel industry also relies on electric arc furnaces or pulverized coal processes to make steel. These processes do not use furnace coke, an intermediate product produced from metallurgical coal. Therefore, growth in future steel production may not be directly correlated to increased demand for metallurgical coal. If the demand or pricing for metallurgical coal decreases in the future, the amount of metallurgical coal we sell and prices that we receive for it could decrease, thereby reducing our revenues and adversely impacting our earnings and the value of our coal reserves.

Because we sell substantially all of our coal to electricity generators and steel producers, our business and results of operations are closely linked to global demand for electricity and steel production. Historically, global demand for basic inputs, including for electricity and steel production, has decreased during periods of economic downturn. Prolonged decreases in global demand for electricity and steel production, could adversely affect our financial condition and results of operations.

The recent recession created economic uncertainty, and electricity generators and steel producers responded by decreasing production. As the demand for coal declined, certain of our thermal and metallurgical coal customers delayed shipments or requested deferrals pursuant to existing long-term coal supply agreements. Other customers may, in the future, seek to delay shipments or request deferrals under existing agreements. Customer deferrals, if agreed to, could affect the amount of revenue we recognize in a certain period and could adversely affect our results of operations and liquidity if we do not receive equivalent value from such customers and we are unable to sell committed coal at the contracted prices under our existing coal supply agreements.

Any decrease in coal prices, whether due to increased use of alternative energy sources, changes in weather patterns, decreases in overall demand or otherwise, would reduce our revenues and likely adversely impact our earnings and the value of our coal reserves. Additionally, if global recessions or general economic downturns result in sustained decreases in the global demand for electricity and steel production, our financial condition, results of operations and cash flows could be materially and adversely affected.

Increased competition both within the coal industry, and outside of it, such as competition from alternative fuel providers, may adversely affect our ability to sell coal, and any excess production capacity in the industry could put downward pressure on coal prices.

The coal industry is intensely competitive both within the industry and with respect to alternative fuel sources. The most important factors with which we compete are price, coal quality and characteristics, transportation costs from the mine to the customer and reliability of supply. Our principal competitors include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., International Coal Group, Inc., James River Coal Company, Massey Energy Company and Peabody Energy Corporation. We also compete directly with all other Central Appalachian coal producers, as well as producers from other basins including Northern and Southern Appalachia, the Illinois Basin, and the Western U.S., and foreign countries, including Colombia, Venezuela, Australia and Indonesia.

Depending on the strength of the U.S. dollar relative to currencies of other coal-producing countries, coal from such origins could enjoy cost advantages that we do not have. Several domestic coal-producing regions have lower-cost production than Central Appalachia, including the Illinois Basin and the Powder River Basin. Coal with lower delivered costs shipped east from these regions and from offshore sources can result in increased competition for coal sales in regions historically sourced from Appalachian producers.

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

We also face competition from renewable energy providers, like biomass, wind and solar, and other alternative fuel sources, like natural gas and nuclear. Should renewable energy sources become more competitively priced, which may be more likely to occur given the federal tax incentives for alternative fuel sources that are already in place and that may be expanded in the future, or sought after as an energy substitute for fossil fuels, the demand for such fuels may adversely impact the demand for coal. Existing fuel sources also compete directly with coal. For example, weak natural gas prices have caused certain utilities to run more production through their natural gas-fueled plants instead of their coal-fueled plants.

New developments in the regulation of greenhouse gas emissions, coal ash and other environmental matters could materially adversely affect our customers’ demand for coal and our results of operations, cash flows and financial condition.

One by-product of burning coal is carbon dioxide, which has been linked in certain studies as a contributor to climate change. Legislators, including Congress, have considered the passage of significant new laws to address climate change, such as those that would impose a nationwide cap on carbon dioxide and other greenhouse gas emissions and require large sources, including coal-fueled power plants, to obtain “emission allowances” to meet that cap, and other measures are being imposed or proposed with the ultimate goal of reducing carbon dioxide and other greenhouse gas emissions. The EPA and other regulators are using existing laws, including the federal Clean Air Act, to impose obligations, including emission limits and technology-based requirements, on carbon dioxide and other greenhouse gas emissions. In addition, more than half of the states in the U.S. have implemented renewable portfolio standards, which generally mandate that a specified percentage of electricity sales in the state be attributable to renewable energy sources, and Congress has considered legislation that would impose a similar federal mandate. Further, governmental agencies have been providing grants and other financial incentives to entities developing or selling alternative energy sources with lower levels of greenhouse gas emissions, which may lead to more competition from those subsidized entities. See Item 1. Environmental Laws for additional discussion of greenhouse gas emission regulation.

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

A well publicized failure in December 2008 of a coal ash slurry impoundment maintained by the Tennessee Valley Authority has prompted the EPA to propose regulations governing coal combustion residuals. These regulations, if finalized, may impose significant obligations on us and our customers which could reduce demand for coal.

These current, potential and any future international, federal, state, regional or local laws, regulations or court orders addressing greenhouse gas emissions and/or coal ash, or emissions of sulfur dioxide, nitrogen oxides, mercury and/or particulate matter, will likely require additional controls on coal-fueled power plants and industrial boilers and may cause some users of coal to close existing facilities, reduce construction of new facilities or switch from coal to alternative fuels. These ongoing and future developments may have a material adverse impact on the global supply and demand for coal, and as a result could materially adversely affect our results of operations, cash flows and financial condition. Even in the absence of future regulatory developments, increased awareness of, and any adverse publicity regarding, greenhouse gas emissions and coal ash disposal associated with coal and coal-fueled power plants could affect our and our customers’ reputations and reduce demand for coal.

As our coal supply agreements expire, our revenues and operating profits could be negatively impacted if we are unable to extend existing agreements or enter new long-term supply agreements due to competition, changing coal purchasing patterns or other variables.

As our coal supply agreements expire, we will compete with other coal suppliers to renew these agreements or to obtain new sales. If we cannot renew these coal supply agreements or find alternate customers willing to purchase our coal, our revenue and operating profits could suffer. We continue to supply coal to Peabody under contracts that existed at the date of spin-off. Contracts with Peabody to purchase coal sourced from our operations accounted for 18% and 22% of our revenues for the years ended December 31, 2010 and 2009, respectively.

Our customers may decide not to extend existing agreements or enter into new long-term contracts or, in the absence of long-term contracts, may decide to purchase fewer tons of coal than in the past or on different terms, including under different pricing terms. For the last several years, a global recession resulted in decreased demand worldwide for steel and electricity. Decreases in demand may cause our customers to delay negotiations for new contracts and/or request lower pricing. Furthermore, uncertainty caused by laws and regulations affecting electricity generators could deter our customers from entering into long-term coal supply agreements. Some long-term contracts contain provisions for termination due to environmental changes if these changes prohibit utilities from burning the contracted coal. To the degree that we operate outside of long-term contracts, our revenues are subject to pricing in the spot market that can be significantly more volatile than the pricing structure negotiated through a long-term coal supply agreement. This volatility could adversely affect the profitability of our operations if spot market pricing for coal is unfavorable.

In most of the contract price adjustment provisions, failure of the parties to agree on price adjustments may allow either party to terminate the contract. Coal supply agreements typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during the duration of specified events beyond the control of the affected party. Most coal supply agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics such as heat content (Btu), sulfur and ash content, chlorine content, grindability and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, purchasing replacement coal in a higher priced open market, the rejection of deliveries or termination of the contracts.

Many agreements also contain provisions that permit the parties to adjust the contract price upward or downward for specific events, including inflation or deflation, and changes in the laws regulating the production, sale or use of coal. Moreover, a limited number of these agreements permit the customer to terminate the contract if transportation costs, which are typically borne by the customer, increase substantially or in the event of changes in regulations affecting the coal industry, that increase the price of coal beyond specified amounts.

In general, to the extent we or a customer do not fully perform under a contract, our results of operations and operating profit in the reporting period during which such non-performance occurs could be materially and adversely affected.

Risk Factors Relating to our Operations

Our operations are subject to several operational risks, including events beyond our control, which could adversely affect our financial condition and results of operations.

Our ability to produce and sell coal is subject to operating conditions and events beyond our control. The operating conditions that have a significant impact on our operating results include geologic and equipment disruptions; the availability of skilled labor; our relationship with our represented employees; performance by the contract miners we rely on for certain production; access to and cost of key supplies, specialized mining equipment, steel, diesel fuel, and explosives; availability of transportation and continued successful relationships with our reserve leaseholders. Additional information about the risk factors that affect our operations is included below. Any significant changes to the items that affect our operations could disrupt our productions and have a significant impact on our operating results.

Our operations are subject to geologic, equipment and operational risks, including events beyond our control, which could result in higher operating expenses and/or decreased production and sales and adversely affect our operating results.

Our coal mining operations are conducted in underground and surface mines. The level of our production at these mines is subject to operating conditions and events beyond our control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results. Adverse operating conditions and events that coal producers have experienced in the past include changes or variations in geologic conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit; mining and processing equipment failures and unexpected maintenance problems; adverse weather and natural disasters, such as snowstorms, ice storms, heavy rains and flooding; accidental mine water inflows; and unexpected suspension of mining operations to prevent, or due to, a safety accident, including fires and explosions from methane and other sources. In 2010, enhanced safety inspections also resulted in significant disruption of production. For example, operations at our Federal No. 2 mine were temporarily suspended for 15 days in order to address potentially adverse atmospheric conditions in an abandoned area of the mine. Additionally, operations at our Panther mine were also temporarily suspended for 12 days in order to address potentially adverse atmospheric conditions in the active area of the mine.

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

In addition, the geological characteristics of underground coal reserves in Appalachia and the Illinois Basin, such as thinning coal seam thickness, rock partings within a coal seam, weak roof or floor rock, sandstone channel intrusions, groundwater and increased stresses within the surrounding rock mass due to over mining, under mining and overburden changes, make these coal reserves complex and costly to mine. As mines become depleted, replacement reserves may not be mineable at costs comparable to those characteristic of the depleting mines. These factors could materially and adversely affect the mining operations and the cost structures of our mining complexes and customers’ willingness to purchase our coal.

A prolonged shortage of skilled labor and qualified managers in our operating regions could pose a risk to labor productivity and competitive costs and could adversely affect our profitability.

Efficient coal mining using modern techniques and equipment requires skilled laborers with mining experience and proficiency as well as qualified managers and supervisors. In recent years, a shortage of experienced coal miners and managers in Appalachia and the Illinois Basin has at times negatively impacted our production levels and increased our costs. A prolonged shortage of experienced labor could have an adverse impact on our productivity, our costs and our ability to expand production in the event there is an increase in the demand for our coal, all of which could adversely affect our profitability.

We could be negatively affected if we fail to maintain satisfactory labor relations.

As of December 31, 2010, Patriot had approximately 3,700 employees. Approximately 51% of our employees were represented by an organized labor union and they generated approximately 50% of the sales volume for the year ended December 31, 2010. Relations with our employees and, where applicable organized labor, are important to our success. Union labor is represented by the UMWA under labor agreements which expire December 31, 2011. Our represented employees work at various sites in Appalachia and at the Highland complex in the Illinois Basin.

The outcome of UMWA contract renewal negotiations is subject to many uncertainties and could cause a work stoppage if the labor negotiations are not completed on mutually acceptable terms. The contract negotiations could result in higher operating costs for our union operations due to increased salaries and benefits. Additionally, contributions to multi-employer pension funds could increase as a result of these negotiations. The multi-employer pension funds have become materially underfunded due to an increased retirement rate, a smaller employer base contributing to the fund, lower than expected returns on pension fund assets primarily caused by the difficult equity markets in recent years or other funding deficiencies. Our costs could increase significantly if this deficit is passed on to the current UMWA-employer base, including us. Any significant increases to wages or benefits as a result of the UMWA contract renewal negotiations could have a significant impact on our financial condition and results of operations.

Due to the increased risk of strikes and other work-related stoppages that may be associated with union operations in the coal industry, our competitors who operate without union labor may have a competitive advantage in areas where they compete with our unionized operations. If some or all of our current non-union operations or those of third-party contract miners were to become organized, we could incur additional costs and an increased risk of work stoppages.

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

Our purchases of some items of underground mining equipment are concentrated with one principal supplier. Further, our coal mining operations use significant amounts of steel, diesel fuel, explosives and tires. Steel is used for roof bolts that are required for the room-and-pillar method of mining. If the cost of any of these inputs increases significantly, or if a source for such mining equipment or supplies was unavailable to meet our replacement demands, our profitability could be reduced.

Failures of contractor-operated sources to fulfill the delivery terms of their contracts with us could reduce our profitability.

Within our normal mining operations, we utilize third-party sources for some coal production, including contract miners, to fulfill deliveries under our coal supply agreements. Approximately 19% of our total sales volume for the year ended December 31, 2010 was attributable to third-party contractor-operated mines. Certain of these operations have experienced adverse geologic conditions, escalated operating costs and/or financial difficulties that have made their delivery of coal to us at the contracted price difficult or uncertain and, in many instances, these costs have been passed along to us. Our profitability or exposure to loss on transactions or relationships such as these is dependent upon a variety of factors, including the availability and reliability of the third-party supply; the price and financial viability of the third-party supply; our obligation to supply coal to our customers in the event that adverse geologic conditions restrict deliveries from our suppliers; our willingness to reimburse temporary cost increases experienced by third-party coal suppliers; our ability to pass on temporary cost increases to customers; our ability to substitute, when economical, third-party coal sources with internal production or coal purchased in the market; and other factors.

Fluctuations in transportation costs, the availability or reliability of transportation facilities and our dependence on a single rail carrier for transport from certain of our mining complexes could affect the demand for our coal or temporarily impair our ability to supply coal to our customers.

Coal producers depend upon rail, trucks, overland conveyors, barges, river docks, ocean-going vessels and port facilities to deliver coal to customers. While our coal customers typically arrange and pay for transportation of coal from the mine or port to the point of use, disruption of these transportation services because of weather-related problems, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, transportation delays, lack of rail or port capacity or other events could temporarily impair our ability to supply coal to customers and thus could adversely affect our results of operations, cash flows and financial condition.

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

We base our proven and probable coal reserve information on engineering, economic and geologic data assembled and analyzed by our staff, which includes various engineers and geologists, and outside firms. The reserve estimates as to both quantity and quality are annually updated to reflect production of coal from the reserves and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of coal reserves and the costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions relating to geologic and mining conditions, relevant historical production statistics, the assumed effects of regulation and taxes, future coal prices, operating costs, mining technology improvements, development costs and reclamation costs.

For these reasons, estimates of the economically recoverable quantities and qualities attributable to any particular group of properties, classifications of coal reserves based on risk of recovery and estimates of net cash flows expected from particular reserves prepared by different engineers or by the same engineers at different times may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties, revenues and expenditures with respect to our proven and probable coal reserves may vary materially from estimates. These estimates, thus, may not accurately reflect our actual coal reserves. Any inaccuracy in our estimates related to our proven and probable coal reserves could result in lower than expected revenues, higher than expected costs or decreased profitability.

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

Risks Related to Environmental, Mine Safety and Health, and Other Regulation

Environmental, mine safety and health, and other regulations of federal and state authorities governing the coal mining industry could have a significant impact on our production and could adversely affect our financial condition and results of operations.

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

Future legislation and regulations are expected to become increasingly restrictive, and there may be more rigorous enforcement of existing and future laws and regulations. Depending on the development and enforcement of such laws and regulations, we may experience substantial increases in equipment and operating costs and may experience delays, interruptions or termination of operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines or penalties, the acceleration of cleanup and site restoration costs, the issuance of injunctions to limit or cease operations and the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. Additional information about the risks associated with environmental, mine safety and health, and other regulations that affect our operations and overall demand for coal is included below. Any significant changes to the requirements or enforcement of environmental and other regulations could have a significant impact on our financial condition and results of operations.

Increased focus by regulatory authorities on the effects of surface coal mining on the environment and recent regulatory developments related to surface coal mining operations could make it more difficult or increase our costs to receive new permits or to comply with our existing permits to mine coal in Appalachia or otherwise adversely affect us.

Regulatory agencies are increasingly focused on the effects of surface coal mining on the environment, particularly as it relates to water quality, which has resulted in more rigorous permitting requirements and enforcement efforts.

Section 404 of the Clean Water Act requires mining companies to obtain ACOE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. As is the case with other coal mining companies operating in Appalachia, our construction and mining activities, including certain of our surface mining operations, frequently require Section 404 permits. The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the Clean Water Act has been the subject of many court cases and increased regulatory oversight, resulting in additional permitting requirements that are expected to delay or even prevent the opening of new mines. See Item 1. Environmental Laws for additional description of Section 404 of the Clean Water Act.

For example, in April 2010, the EPA issued comprehensive guidance to provide clarification as to the water quality standards that should apply when reviewing Clean Water Act permit applications for Appalachian surface coal mining operations. This guidance establishes threshold conductivity levels to be used as a basis for evaluating compliance with narrative water quality standards. To obtain necessary permits, we and other mining companies are required to meet these requirements. We have begun to incorporate these new requirements into our current permit applications; however, there can be no guarantee that we will be able to meet these or any other new standards with respect to our permit applications.

Additionally, in January 2011, the EPA rescinded a federal Clean Water Act permit held by another coal mining company for a surface mine in Appalachia citing associated environmental damage and degradation. While our operations are not directly impacted, this could be an indication that other surface mining water permits could be subject to more substantial review in the future.

It is unknown what future changes will be implemented to the permitting review and issuance process or to other aspects of surface mining operations, but the increased regulatory focus, future laws and judicial decisions and any other future changes could materially and adversely affect all coal mining companies operating in Appalachia, including us. In particular, we will incur additional permitting and operating costs, could be unable to obtain new permits or maintain existing permits and could incur fines, penalties and other costs, any of which could materially adversely affect our business. If surface coal mining methods are limited or prohibited, it could significantly increase our operational costs and make it more difficult to economically recover a significant portion of our reserves. In the event that we cannot increase the price we charge for coal to cover the higher production costs without reducing customer demand for our coal, there could be a material adverse effect on our financial condition and results of operations. In addition, increased public focus on the environmental, health and aesthetic impacts of surface coal mining could harm our reputation and reduce demand for coal.

Like many of our competitors, we cannot always completely comply with permit restrictions relating to the discharge of selenium into surface water, which has led to court challenges and related orders and settlements, our payment of fines and penalties and the imposition of requirements that may in the future require us to incur material additional costs and may be difficult to resolve or satisfy on a timely basis given current technology.

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

We have established a liability for the treatment of outfalls with known selenium exceedances. The liability reflected the estimated total costs of the planned Zero Valent Iron (ZVI) water treatment systems we have been installing and maintaining. This estimate was prepared considering the dynamics of legislation, capabilities of available technology and our planned remediation strategy. We utilized the cost of the most successful treatment methodology at that time based on our testing results for our best estimate based on uncertainties regarding technology, compliance parameters and deadline extensions.

Despite our continued efforts, we have been unable to identify a treatment system that can remove selenium sustainably, consistently and uniformly under all variable conditions experienced at our mining operations. Accordingly, we cannot currently meet the effluent selenium limits in our mining permits. We are currently involved in various legal proceedings related to compliance with the effluent selenium limits in our mining permits. As a result of these legal proceedings, we are subject to various consent decrees and court orders that generally require us, among other things, to meet certain compliance deadlines related to selenium discharge levels and to research, develop and implement pilot projects of potential technologies for the treatment of selenium exceedances at permitted outfalls. In the past, we have paid fines and penalties with respect to violations of selenium effluent limitations. While we are actively continuing to explore treatment options, there can be no assurances as to when a definitive solution will be identified and implemented or whether we can meet the compliance deadlines. In 2010, one of our subsidiaries was found in contempt for failing to comply with a consent decree regarding selenium discharge limits. See Item 1 Certain Liabilities, Reclamation and Remediation Obligations for more information about selenium-related matters.

Pursuant to a September 1, 2010 order from the U.S. District Court, we are required to install a Fluidized Bed Reactor (FBR) water treatment facility for three mining outfalls and to comply with applicable selenium discharge limits at these outfalls by March 1, 2013. At this time, there is no plan to install FBR or any technology other than ZVI at the other outfalls as neither FBR nor other technologies have been proven effective on a full-scale basis. Because the levels of water flow and selenium discharges at each outfall differ, the solution for each outfall may be very different and a variety of solutions may ultimately be required. We are continuing to research various treatment alternatives in addition to ZVI for the other outfalls. If ZVI is not ultimately successful in treating the effluent selenium exceedances at these additional outfalls, we may be required to install alternative treatment technologies. The cost of other technologies could be materially higher than the costs reflected in our liability. Furthermore, costs associated with potential modifications to ZVI or the scale of the planned ZVI systems to be installed could also cause the costs to be materially higher than the costs reflected in our liability.

While we are actively continuing to explore options, there can be no assurance as to when a definitive solution will be identified and implemented or when other uncertainties will be finally resolved. As a result, we may incur additional costs beyond those that we have projected in our current estimates. Additionally, the existence of these federal and state consent decrees may not preclude further enforcement actions or other lawsuits. Any failure to meet the deadlines in our permits, consent decrees and court orders or to otherwise comply with selenium limits in our permits could result in further litigation against us, an inability to obtain new permits or to maintain existing permits, the incurrence of significant and material fines and penalties or other costs and could otherwise materially adversely affect our results of operations, cash flows and financial condition.

The environmental, health and safety regulations applicable to our mining operations impose significant costs on us, and future regulations or changes in the interpretation or application or enforcement of existing regulations could increase those costs and limit our ability to produce coal.

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

In response to the April 5, 2010 accident mentioned above, federal and West Virginia authorities instituted enhanced inspections of coal mines for, among other safety concerns, the accumulation of coal dust and the proper ventilation of gases such as methane. We experienced some of these enhanced inspections throughout the remainder of 2010 and believe they will continue in the future. In September 2010, MSHA issued an emergency temporary standard requiring mine operators to increase the incombustible content of combined coal dust, rock dust, and other dust to at least 80% in underground areas of bituminous coal mines. This requirement is further increased for mines containing methane gas. MSHA has also proposed several additional regulations, including a proposal to require the use of continuous personal dust monitors and expanded requirements for medical surveillance.

In addition, Congress is currently considering legislation to enhance mine safety laws which could result in additional or enhanced mine safety equipment and procedure requirements, more frequent mine inspections, stricter enforcement practices, enhanced reporting and miner training requirements, higher penalties for certain violations of safety rules and increased authority for MSHA. West Virginia regulatory authorities are also considering enhanced mine safety laws, which could potentially result in more stringent equipment and procedure requirements.

In October 2010, MSHA proposed, among other things, lowering existing concentration limits for respirable coal mine dust, requiring the use of personal dust monitors and expanding medical surveillance for workers. This measure is part of MSHA’s efforts to reduce the incidence of lung disease among mine workers.

The costs, liabilities and requirements associated with addressing the outcome of inspections and complying with these environmental, health and safety requirements are often significant and time-consuming and may delay commencement or continuation of exploration or production. New or revised legislation or administrative regulations (or a change in judicial or administrative interpretation, application or enforcement of existing laws and regulations), including proposals related to the protection of the environment or employee health and safety, that would further regulate and tax the coal industry and/or users of coal, may also require us or our customers to change operations significantly or incur increased costs, which may materially adversely affect our mining operations and our cost structure. Additionally, MSHA may order the temporary closure of mines in the event of certain violations of safety rules. Our customers may challenge our issuance of force majeure notices in connection with such closures. If these challenges are successful, we could be obligated to make up lost shipments, to reimburse customers for the additional costs to purchase replacement coal, or, in some cases, to terminate certain sales contracts. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors could have a material adverse effect on our results of operations, cash flows and financial condition.

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us.

Certain of our current and historical coal mining operations have used hazardous materials and, to the extent that such materials are not recycled, they could become hazardous waste. We may be subject to claims under federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and for the investigation and remediation of soil, surface water, groundwater, and other media under laws such as CERCLA, commonly known as Superfund. Such claims may arise, for example, out of current or former conditions at sites that we own or operate currently, as well as at sites that we and companies we acquired owned or operated in the past, and at contaminated sites that have always been owned or operated by third parties. Liability may be without regard to fault and may be strict, joint and several, so that we may be held responsible for more than our share of the contamination or related damages, or even for the entire share.

We maintain coal slurry impoundments at a number of our mines. Such impoundments are subject to extensive regulation. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as streams or bodies of water and wildlife, as well as related personal injuries and property damage which in turn can give rise to extensive liability. Some of our impoundments overlie areas where some mining has occurred, which can pose a heightened risk of failure and of damages arising out of failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for fines and penalties.

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

We are involved in various legal proceedings that arise in the ordinary course of business. Some of the lawsuits seek fines or penalties and damages in very large amounts, or seek to restrict our business activities. In particular, we are subject to legal proceedings relating to our receipt of and compliance with permits under the Clean Water Act and SMCRA and to other legal proceedings involving current and historical operations and ownership of land. It is currently unknown what the ultimate resolution of these proceedings will be, but the costs of resolving these proceedings could be material, and could result in an obligation to change our operations in a manner that could have an adverse effect on us. See Item 3. Legal Proceedings for a full description of our claims and litigation.

If our benefit plan cost assumptions are incorrect, then expenditures for these benefits could be materially higher than we have assumed and could adversely affect our financial condition and results of operations.

We provide various health and welfare benefits to eligible active and certain retired employees. We make assumptions in order to calculate our obligations for future spending related to these employee benefit plans, including costs related to the 2010 healthcare legislation.

The 2010 healthcare legislation impacts our costs to provide healthcare benefits to our eligible active and certain retired employees and to provide workers’ compensation benefits related to occupational disease resulting from black lung disease. The 2010 healthcare legislation has both short-term and long-term implications on healthcare benefit plan standards. Implementation of the 2010 healthcare legislation will occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018. Plan standard changes that affect us in the short term include raising the maximum age for covered dependents to continue to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements. Plan standard changes that could affect us in the long term include a tax on “high cost” plans (excise tax) and the elimination of annual dollar limits per covered individual, among other standard requirements.

Beginning in 2018, the 2010 healthcare legislation will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, it is impractical to reasonably estimate the ultimate impact of the excise tax on our future healthcare costs or postretirement benefit obligation. We have incorporated changes to our actuarial assumptions to determine our postretirement benefit obligations utilizing preliminary estimates and basic assumptions around the pending interpretations of these regulations.

We provide postretirement health and life insurance benefits to eligible union and non-union employees. We calculated the total accumulated postretirement benefit obligation according to the guidance provided by U.S. accounting standards. We estimated the present value of the obligation to be $1.3 billion as of December 31, 2010. We have estimated these unfunded obligations based on actuarial assumptions described in the notes to our consolidated financial statements.

Additional regulations or interpretations concerning the 2010 healthcare legislation could have a material adverse impact on our healthcare costs. Additionally, if our actual experience does not match our assumptions, it could have a material adverse impact on our results of operations, cash flows and financial condition and our cash expenditures and costs incurred for employee benefit plans could be materially higher.

Due to our participation in multi-employer pension plans and statutory retiree healthcare plans, we may have exposure that extends beyond what our obligations would be with respect to our employees.

Certain of our subsidiaries participate in two defined benefit multi-employer pension funds that were established as a result of collective bargaining with the UMWA pursuant to the 2007 NBCWA as periodically negotiated. These plans provide pension and disability pension benefits to qualifying represented employees retiring from a participating employer where the employee last worked prior to January 1, 1976, in the case of the UMWA 1950 Pension Plan, or after December 31, 1975, in the case of the UMWA 1974 Pension Plan. In December 2006, the 2007 NBCWA was signed, which required funding of the 1974 Pension Plan through 2011 under a phased funding schedule. The funding is based on an hourly rate for active UMWA workers. Under the labor contract, the per hour funding rate increased annually beginning in 2007, until reaching $5.50 in 2011. Our subsidiaries with UMWA-represented employees are required to contribute to the 1974 Pension Plan at the new hourly rate. Contributions to these funds could increase as a result of future collective bargaining with the UMWA, a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, lower than expected returns on pension fund assets or other funding deficiencies. Even with these increased rates, the difficult equity markets over recent years have resulted in materially underfunded multi-employer pension funds and any new rates assigned for 2012 and forward may be higher than the 2011 rate as this deficit is addressed.

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

In connection with the spin-off, a Peabody subsidiary assumed certain retiree healthcare obligations of Patriot and its subsidiaries having a present value of $680.9 million as of December 31, 2010. These obligations arise under the Coal Act, the 2007 NBCWA and predecessor agreements and a subsidiary’s salaried retiree healthcare plan.

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

SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of deep mining. We calculated the total estimated reclamation and mine-closing liabilities in accordance with authoritative accounting guidance. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering expertise related to these requirements. As of December 31, 2010, we had accrued reserves of $118.4 million for reclamation liabilities and an additional $135.7 million for mine closure costs, including medical benefits for employees and water treatment due to mine closure. The estimate of ultimate reclamation liability is reviewed annually by our management and engineers. The estimated liability could change significantly if actual costs or timing vary from assumptions, if the underlying facts change or if governmental requirements change significantly.

Risk Factors Relating to Financial and Other Aspects of our Business

If our business does not generate sufficient cash for operations, we may not be able to repay borrowings under our credit facility and outstanding notes, to refinance our accounts receivable securitization program or fund other liquidity needs, and the amount of our indebtedness could affect our ability to grow and compete.

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

The amount of our indebtedness could have significant consequences, including, but not limited to: (i) limiting our ability to pay principal on our obligations; (ii) limiting our ability to refinance our indebtedness on commercially reasonable terms, or terms acceptable to us or at all; (iii) limiting our ability to obtain additional financing to fund capital expenditures, future acquisitions, working capital or other general corporate requirements; (iv) placing us at a competitive disadvantage with competitors with lower amounts of debt or more advantageous financing options; and (v) limiting our flexibility in planning for, or reacting to, changes in the coal industry. Any inability by us to obtain financing in the future on favorable terms could have a negative effect on our results of operations, cash flows and financial condition.

Our operations may depend on the availability of additional financing and access to funds under our credit facility and accounts receivable securitization program.

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

U.S. federal and state laws require us to secure certain of our obligations relating to reclaiming land used for mining, paying federal and state workers’ compensation, and satisfying other miscellaneous obligations. The primary method for us to meet those obligations is to provide a third-party surety bond or letter of credit. As of December 31, 2010, we had outstanding surety bonds and letters of credit aggregating $513.4 million, of which $282.6 million was for post-mining reclamation, $151.5 million related to workers’ compensation obligations, $56.7 million was for retiree health obligations and $22.6 million was for other obligations (including collateral for surety companies and bank guarantees, road maintenance and performance guarantees). These bonds are typically renewable on an annual basis and the letters of credit are available through our credit facility and accounts receivable securitization program.

As of December 31, 2010, Arch Coal, Inc. (Arch) held surety bonds of $91.2 million related to properties acquired by Patriot in the Magnum acquisition, of which $89.5 million related to reclamation. We have posted letters of credit in Arch’s favor, as required.

Economic recession, volatility and disruption in the credit markets could result in surety bond issuers deciding not to continue to renew the bonds or to demand additional collateral upon those renewals. Our failure to maintain, or inability to acquire, surety bonds or to provide a suitable alternative would have a material adverse effect on us. That failure could result from a variety of factors including lack of availability, higher expense or unfavorable market terms of new surety bonds, restrictions on the availability of collateral for current and future third-party surety bond issuers under the terms of our revolving credit facility and account receivable securitization program and the exercise by third-party surety bond issuers of their right to refuse to renew the surety.

We could be adversely affected by a decline in the creditworthiness or financial condition of our customers.

A significant portion of our revenue is generated through sales to a marketing affiliate of Peabody. We supply coal to Peabody on a contract basis so Peabody can meet its commitments under customer agreements in existence prior to the spin-off sourced from our operations. Our remaining sales are made directly to electricity generators, industrial companies and steelmakers.

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

In addition, many companies struggle to maintain their business during economic recessions or downturns. If our customers are significantly and negatively impacted by the challenging economic conditions, or by other business factors, our results of operations and financial condition could be materially adversely affected.

The covenants in our credit facility and other debt indentures impose restrictions that could limit our operational and financial flexibility.

Our credit facility and our other debt indentures contain certain customary covenants, including certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends, and asset sales. Our credit facility also contains financial covenants related to net debt coverage and cash interest expense coverage. Compliance with debt covenants may limit our ability to draw on our credit facility. In addition, the indenture for our convertible notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

The ownership and voting interest of Patriot stockholders could be diluted as a result of the issuance of shares of our common stock to the holders of convertible notes upon conversion.

The issuance of shares of our common stock upon conversion of the convertible notes could dilute the interests of Patriot’s existing stockholders. The convertible notes are convertible at the option of the holders, under certain circumstances, during the period from issuance to February 15, 2013 into a combination of cash and shares of our common stock, unless we elect to deliver cash in lieu of the common stock portion. The number of shares of our common stock that we may deliver upon conversion will depend on the price of our common stock during an observation period as described in the indenture. Specifically, the number of shares deliverable upon conversion will increase as the common stock price increases above the conversion price of $67.67 per share during the observation period. The maximum number of shares that we may deliver is 2,955,560. However, if certain fundamental changes occur in our business that are deemed “make-whole fundamental changes” as defined by the indenture, the number of shares deliverable on conversion may increase, up to a maximum amount of 4,137,788 shares. These maximum amounts, the conversion rate and conversion price are subject to adjustment for certain dilutive events, such as a stock split or a distribution of a stock dividend.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Coal Reserves

We had an estimated 1.9 billion tons of proven and probable coal reserves as of December 31, 2010 located in Appalachia and the Illinois Basin. Of our proven and probable coal reserves 13%, or just over 251 million tons, are compliance coal and 1,614 million tons are non-compliance coal. We own approximately 34% of these reserves and lease property containing the remaining 66%. Compliance coal is coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btu and complies with certain requirements of the Clean Air Act. Electricity generators are able to use non-compliance coal by using emissions reduction technology, using emission allowance credits or blending higher sulfur coal with lower sulfur coal.

Below is a table summarizing the locations and reserves of our major operating regions.

	Proven and Probable Reserves as of December 31, 2010(1)
Geographic Region	Owned Tons	Leased Tons	Total Tons
	(In millions)
Appalachia	273	924	1,197
Illinois Basin	365	303	668

Total proven and probable coal reserves	638	1,227	1,865

(1)	Reserves have been adjusted to take into account recoverability factors in producing a saleable product.

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

Our estimates of 1,138 million tons of proven and 727 million tons of probable coal reserves are established within these guidelines. Patriot does not include sub-economic coal within these proven and probable reserve estimates. Proven reserves require the coal to lie within one-quarter mile of a valid point of measure or point of observation, such as exploratory drill holes or previously mined areas. Estimates of probable reserves may lay more than one-quarter mile, but less than three-quarters of a mile, from a point of thickness measurement. Estimates within the proven category have the highest degree of assurance, while estimates within the probable category have only a moderate degree of geologic assurance. Further exploration is necessary to place probable reserves into the proven reserve category. Our active properties generally have a much higher degree of reliability because of increased drilling density.

Reserve estimates as of December 31, 2010 were prepared by our Vice President – Engineering and his geology and engineering staff, by updating the December 31, 2009 estimates and incorporating a reserve statement from an outside consultant for certain operations. The reserve estimation process includes evaluating select reserve areas, updating estimates to reflect remodeling and additional available drilling information and coordinating third-party reviews when deemed necessary. This process confirmed that Patriot had approximately 1.9 billion tons of proven and probable reserves as of December 31, 2010.

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

The terms of our private leases are normally extended by active production on or near the end of the lease term. Leases containing undeveloped reserves may expire or these leases may be renewed periodically. With a portfolio of approximately 1.9 billion tons, we believe that we have sufficient reserves to replace capacity from depleting mines for an extensive period of time and that our significant base of proven and probable coal reserves is one of our strengths. We believe that the current level of production at our major mines is sustainable for the foreseeable future.

Consistent with industry practice, we conduct only limited investigation of title to our coal properties prior to leasing. Title to land and reserves of the lessors or grantors and the boundaries of our leased properties are not completely verified until we prepare to mine those reserves.

The following chart provides a summary, by geographic region and mining complex, of production for the years ended December 31, 2010, 2009 and 2008, tonnage of coal reserves assigned to our operating mines, property interest in those reserves and other characteristics of the facilities. Production for the Magnum operations is included from the date the acquisition was consummated, July 23, 2008.

PRODUCTION AND ASSIGNED RESERVES(1)

	Production			Sulfur Content(2)					As of December 31, 2010
Geographic Region/ Mining Complex	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009	Year Ended Dec 31, 2008	<1.2 lbs. Sulfur Dioxide per Million Btu	>1.2 to 2.5 lbs. Sulfur Dioxide per Million Btu	>2.5 lbs. Sulfur Dioxide per Million Btu	Type of Coal(3)	As Received Btu per Pound(4)	Assigned Proven and Probable Reserves	Reserve Control		Mining Method
										Owned	Leased	Surface	Under- ground
						(Tons in millions)
Appalachia:
Big Mountain	2.0	2.0	1.9	4	19	—	Steam	12,200	23	—	23	—	23
Blue Creek	0.8	0.1	—	—	31	—	Steam	12,000	31	—	31	—	31
Campbell’s Creek	0.7	1.0	0.6	3	2	—	Steam	12,200	5	—	5	—	5
Corridor G	4.0	3.6	1.6	5	44	1	Steam	12,300	50	1	49	50	—
Jupiter	—	—	0.2	3	18	—	Steam	12,800	21	—	21	4	17
Kanawha Eagle	1.5	1.9	2.1	21	19	—	Met/Steam	13,100	40	—	40	—	40
Logan County	2.7	2.6	1.0	45	35	—	Met/Steam	12,400	80	10	70	68	12
Paint Creek	1.1	2.3	1.4	21	33	—	Met/Steam	13,000	54	—	54	5	49
Panther	2.0	2.1	0.6	34	2	—	Met/Steam	13,200	36	1	35	—	36
Rocklick	0.4	1.5	2.6	—	25	—	Met/Steam	12,800	25	—	25	—	25
Wells	3.1	3.4	3.4	24	18	—	Met/Steam	13,400	42	—	42	—	42
Federal	3.7	3.8	3.1	—	1	49	Steam	13,300	50	45	5	—	50

Total	22.0	24.3	18.5	160	247	50			457	57	400	127	330
Illinois Basin:
Bluegrass	2.3	2.5	2.8	—	—	70	Steam	10,900	70	16	54	4	66
Dodge Hill	0.9	0.9	1.0	—	—	19	Steam	12,700	19	2	17	—	19
Highland	3.5	3.7	3.9	—	—	89	Steam	11,300	89	28	61	—	89

Total	6.7	7.1	7.7	—	—	178			178	46	132	4	174

Total	28.7	31.4	26.2	160	247	228			635	103	532	131	504

The following chart provides a summary of the amount of our proven and probable coal reserves in each U.S. state, the predominant type of coal mined in the applicable location, our property interest in the reserves and other characteristics of the facilities.

ASSIGNED AND UNASSIGNED PROVEN AND PROBABLE COAL RESERVES(1)

AS OF DECEMBER 31, 2010

						Sulfur Content(2)
Coal Seam Location	Total Assigned(1)	Tons Un- assigned(1)	Proven and Probable Reserves	Proven (Measured)	Probable (Indicated)	< 1.2 lbs. Sulfur Dioxide per Million Btu (Phase II)	>1.2 to 2.5 lbs. Sulfur Dioxide per Million Btu (Phase I)	>2.5 lbs. Sulfur Dioxide per Million Btu (Non- Com- pliance)	Type of Coal(3)	As Received Btu per Pound(4)	Reserve Control		Mining Method
											Owned	Leased	Surface	Under- ground
						(Tons in millions)
Appalachia:
Ohio	—	26	26	19	7	—	—	26	Steam	11,300	26	—	—	26
West Virginia	457	714	1,171	796	375	248	662	261	Met/ Steam	13,000	247	924	247	924

Total	457	740	1,197	815	382	248	662	287			273	924	247	950
Illinois Basin:
Illinois	—	231	231	90	141	3	18	210	Steam	10,800	229	2	1	230
Kentucky	178	259	437	233	204	—	—	437	Steam	11,400	136	301	34	403

Total	178	490	668	323	345	3	18	647			365	303	35	633

Total proven and probable	635	1,230	1,865	1,138	727	251	680	934			638	1,227	282	1,583

1)

Assigned reserves represent recoverable coal reserves that we have committed to mine at locations operating as of December 31, 2010. Unassigned reserves would require new mine development, mining equipment or plant facilities before operations could begin on the property.

2)

Compliance coal is coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btu. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emissions allowance credits or blending higher sulfur coal with lower sulfur coal.

3)	Type of coal is based on the type of coal produced and/or the type of coal in our reserves.
4)	As-received Btu per pound includes the weight of moisture in the coal on an as-sold basis.

Item 3. Legal Proceedings.

From time to time, we are involved in legal proceedings, arbitration proceedings and administrative procedures arising in the ordinary course of business. It is currently unknown what the ultimate resolution of these proceedings will be, but the costs of resolving these proceedings could be material, and could result in an obligation to change our operations in a manner that could have an adverse effect on us. Our significant legal proceedings are discussed below.

Environmental Claims and Litigation

We are subject to applicable federal, state and local environmental laws and regulations including SMCRA, the Clean Water Act, the Clean Air Act, CERCLA (also known as Superfund), RCRA and their state equivalents.

Clean Water Act Permit Issues

The federal Clean Water Act (CWA) and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. In particular, the CWA requires effluent limitations and treatment standards for wastewater discharge through the NPDES program. NPDES permits, which we must obtain for both active and historical mining operations, govern the discharge of pollutants into water, require regular monitoring and reporting and set forth performance standards. States are empowered to develop and enforce “in-stream” water quality standards, which are subject to change and must be approved by the EPA. In-stream standards vary from state to state.

Environmental claims and litigation in connection with our various NPDES permits, and related CWA issues, include the following:

EPA Consent Decree

In February 2009, we entered into a consent decree with the EPA and the WVDEP to resolve certain claims under the CWA and the West Virginia Water Pollution Control Act relating to our NPDES permits at several mining operations in West Virginia. The consent decree was entered by the federal district court on April 30, 2009. The consent decree, among other things, requires us to implement an enhanced company-wide environmental management system, which includes regular compliance audits, electronic tracking and reporting, and annual training for all employees and contractors with environmental responsibilities. We could be subject to stipulated penalties in the future for failure to comply with certain permit requirements as well as certain other terms of the consent decree. Because our operations are complex and periodically experience exceedances of our permit limitations, it is possible that we will have to pay stipulated penalties in the future, but we do not expect the amounts of any such penalties to be material.

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

We continue to install treatment systems at various permitted outfalls, but we have been unable to comply with selenium discharge limits due to the ongoing inability to identify a treatment system that can remove selenium sustainably, consistently and uniformly under all variable conditions experienced at our mining operations. While we are actively continuing to explore treatment options, there can be no assurances as to when a definitive solution will be identified and implemented or whether we can meet the July 2012 deadline.

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

On March 19, 2009, the U.S. District Court approved two separate consent decrees, one between Apogee and the plaintiffs and the other between Hobet and the plaintiffs. The consent decrees extended the deadline to comply with water discharge limits for selenium with respect to the permits covered by the Federal Apogee Case and the Federal Hobet Case to April 5, 2010 and added interim reporting requirements up to that date. We agreed to, among other things, undertake pilot projects at Apogee and Hobet involving reverse osmosis technology along with interim reporting obligations and to comply with our NPDES permits’ water discharge limits for selenium by April 5, 2010. On February 26, 2010, we filed a motion requesting a hearing to discuss the modification of the March 19, 2009 consent decrees to, among other things, extend the compliance deadline to July 2012 in order to continue our efforts to identify viable treatment alternatives. On April 18, 2010, the plaintiffs in the Federal Apogee Case filed a motion asking the court to issue an order to show cause why Apogee should not be found in contempt for its failure to comply with the terms and conditions of the March 19, 2009 consent decree. The remedies sought by the plaintiffs included compliance with the terms of the consent decree, the imposition of fines and an obligation to pay plaintiffs’ attorneys fees. A hearing to discuss these motions was held beginning on August 9, 2010. See September 1, 2010 U.S. District Court Ruling below for the outcome of this hearing.

Federal Hobet Surface Mine No. 22 Case

In March 2010, the U.S. District Court permitted a lawsuit to proceed that was filed in October 2009 by OVEC and other environmental groups against Hobet, alleging that Hobet has in the past violated, and continued to violate, effluent limitations for selenium in an NPDES permit and the requirements of a SMCRA permit for Hobet Surface Mine No. 22 and seeking injunctive relief. We refer to this as the Federal Hobet Surface Mine No. 22 Case. In June 2010, the U.S. District Court denied Hobet’s motion to dismiss the case and ruled in favor of the plaintiffs, finding that Hobet had violated its NPDES and SMCRA permits at Hobet Surface Mine No. 22 and that the plaintiffs were entitled to injunctive relief. In addition to the Federal Apogee Case, the scope and terms of injunctive relief in the Federal Hobet Surface Mine No. 22 Case were discussed at the hearing that began on August 9, 2010. See September 1, 2010 U.S. District Court Ruling below for the outcome of this hearing.

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

Federal Catenary/Hobet Case

On June 18, 2010, OVEC and three other environmental groups filed a lawsuit against Hobet and Catenary in the U.S. District Court under the citizen suit provisions of the CWA and SMCRA. We refer to this case as the Federal Catenary/Hobet Case. The plaintiffs allege that Hobet and Catenary have discharged, and continue to discharge selenium in violation of their NPDES and SMCRA permits. The Federal Catenary/Hobet Case involves the same two NPDES permits that are the subject of the Catenary WVDEP Action and the same four NPDES permits that are the subject of the WVDEP Action and the Federal Hobet Case. The plaintiffs seek, among other remedies, immediate compliance with the limits of the NPDES permits, the imposition of fines and penalties, as well as injunctions prohibiting Hobet and Catenary from further violating laws and their permits. On October 22, 2010, we entered into an agreement with OVEC and the other environmental groups, pursuant to which the plaintiffs agreed, among other things, to dismiss without prejudice the Federal Catenary/Hobet Case. In November 2010, this case was dismissed.

February 2011 Litigation

In February 2011, OVEC and two other environmental groups filed a lawsuit against us, Apogee, Catenary and Hobet, alleging violations of ten NPDES permits and certain SMCRA permits. The ten NPDES permits include the six permits that were previously the subject of the Federal Catenary/Hobet Case. The plaintiffs are seeking fines, compliance with permit limits and other requirements, and injunctive relief.

September 1, 2010 U.S. District Court Ruling

On September 1, 2010, the U.S. District Court found Apogee in contempt for failing to comply with the March 19, 2009 consent decree entered in the Federal Apogee Case. Apogee was ordered to install an FBR water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits by March 1, 2013. Additionally, the court ordered Hobet to submit by October 1, 2010 a proposed schedule to develop a treatment plan for one outfall and to come into compliance with applicable discharge limits under the Hobet Surface Mine No. 22 permit by May 1, 2013. Apogee and Hobet were required to jointly establish an irrevocable $45 million letter of credit in support of the requirements of this ruling. The court also appointed a Special Master who is authorized to monitor, supervise and direct Apogee’s and Hobet’s compliance with, and hear disputes that arise under, the September 1, 2010 order as well as other orders of the U.S. District Court.

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

Pursuant to the September 1, 2010 ruling, we will record the costs to install the FBR water treatment facility for the three Apogee outfalls as capital expenditures when incurred. The capital expenditure for the facility is estimated to be approximately $50 million. In addition, the estimated future on-going operating cash flows required to meet our legal obligation for remediation at the three Apogee outfalls have changed from our original estimates based on the September 1, 2010 ruling. As such, we increased the portion of the liability related to Apogee by updating the fair value of the on-going costs related to these three outfalls and recorded the $20.7 million difference between this updated value and our previously recorded liability directly to income, through “Reclamation and remediation obligation expense” in the third quarter of 2010.

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

Selenium Remediation Liability

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

The fair value of our total liability to treat selenium discharges is $115.3 million as of December 31, 2010, including the $20.7 million adjustment related to the September 1, 2010 ruling. The current portion of the estimated liability of $19.7 million is included in “Trade accounts payable and accrued expenses” and the long-term portion is recorded in “Reclamation and remediation obligations” on our consolidated balance sheets.

Our liability to treat selenium discharges at the other outfalls not addressed in the September 1, 2010 ruling is based on the use of ZVI technology. We are currently continuing to install ZVI systems according to our original remediation strategy, while also performing a further review of other potential water treatment technology or other alternatives. Our remediation strategy reflects implementing scalable ZVI systems at each outfall due to its modular design that can be reconfigured as further knowledge and certainty is gained. Initial ZVI testing has identified potential system shortfalls, and to date ZVI has not been demonstrated to perform consistently and sustainably in achieving effluent selenium limitations or in treating the expected flows at these outfalls. However, based on the flexibility of the scalable system for configuration adjustments, we plan to continue to pursue the ZVI treatment systems and determine whether modifications to the system could result in its ability to treat selenium successfully.

At this time, there is no plan to install FBR or any technology other than ZVI at the other outfalls as neither FBR nor other technologies have been proven effective on a full-scale basis. However, we are continuing to research various treatment alternatives in addition to ZVI for the other outfalls. If ZVI is not ultimately successful in treating the effluent selenium exceedances at these additional outfalls, we may be required to install alternative treatment technologies. The cost of other technologies could be materially higher than the costs reflected in our liability. Furthermore, costs associated with potential modifications to ZVI or the scale of the planned ZVI systems to be installed could also cause the costs to be materially higher than the costs reflected in our liability.

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

In addition to the uncertainties related to technology discussed above, future changes to legislation, compliance with judicial rulings, consent decrees and regulatory requirements, findings from current research initiatives and the pace of future technological progress could result in costs that differ from our current estimates, which could have a material adverse affect on our results of operations, cash flows and financial condition.

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

In the second action, motions to dismiss have been filed, asserting that the allegations asserted by the plaintiffs are conclusory in nature and likely deficient as a matter of law. Most of the other defendants also filed motions to dismiss. Both actions were stayed during the pendency of the appeals to the West Virginia Supreme Court of Appeals in a similar case which was dismissed in April 2010.

The outcome of the flood litigation is subject to numerous uncertainties. Based on our evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, we believe this matter is likely to be resolved without a material adverse effect on our financial condition, results of operations and cash flows.

Other Litigation and Investigations

Apogee has been sued, along with eight other defendants, including Monsanto Company, Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. The lawsuits were filed in October 2007, but not served on Apogee until February 2008, and each of the 75 lawsuits are identical except for the named plaintiff. In December 2009, Apogee was served with 167 additional lawsuits with the same allegations as the original 75 lawsuits. In January 2011, Apogee was served with one additional similar lawsuit. Each lawsuit alleges personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of December 31, 2010, 45 of the lawsuits have been dismissed. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.

We are a defendant in litigation involving Peabody Energy Corporation (Peabody), the parent of certain of our subsidiaries prior to our 2007 spin-off, in relation to their negotiation and June 2005 sale of two properties previously owned by two of our subsidiaries. Environmental Liability Transfer, Inc. (ELT) and its subsidiaries commenced litigation against these subsidiaries in the Circuit Court of the City of St. Louis in the State of Missouri alleging, among other claims, fraudulent misrepresentation, fraudulent omission, breach of duty and breach of contract. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot and Peabody are treating the case as a joint action with joint representation and equal sharing of costs. Peabody and Patriot filed counterclaims against the plaintiffs in connection with the sales of both properties. Motions for summary judgment on the complaint and counterclaim were filed by Peabody and Patriot and were denied. A trial date has been set for September 2011. Alleged damages are currently estimated to be as high as $100 million, in addition to punitive damages. We are unable to predict the likelihood of success of the plaintiffs’ claims. Although we intend to defend ourselves vigorously against all claims, we may consider alternative resolutions to this matter if they would be in the best interest of the Company.

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

One of our subsidiaries is a defendant in several related lawsuits filed in the Circuit Court of Boone County, West Virginia. As of December 31, 2010, there were approximately 140 related lawsuits. In addition to our subsidiary, the lawsuits name Peabody and other coal companies with mining operations in Boone County. The plaintiffs in each case allege contamination of their drinking water wells over a period in excess of 30 years from coal mining activities in Boone County, including underground coal slurry injection and coal slurry impoundments. The lawsuits seek property damages, personal injury damages and medical monitoring costs. The Boone County Public Service Commission is in the process of installing public water lines and most of the plaintiffs have access to public water. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot is indemnifying and defending Peabody in this litigation. In December 2009, we filed a third-party complaint against our current and former insurance carriers seeking coverage for this litigation under the applicable insurance policies. The lawsuits have been settled subject to court approval and are fully reserved.

In late January 2010, the U.S. Attorney’s office and the State of West Virginia began investigations relating to one or more of our employees making inaccurate entries in official mine records at our Federal No. 2 mine. We continue to investigate this matter internally. We terminated one employee and two other employees resigned after being placed on administrative leave. The terminated employee subsequently admitted to falsifying inspection records and has been cooperating with the U.S. Attorney’s office. In April 2010, we received a federal subpoena requesting methane detection systems equipment used at our Federal No. 2 mine since July 2008 and the results of tests performed on the equipment since that date. We have provided the equipment and information as required by the subpoena.

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

Item 4. (Removed and Reserved).

Item 4B. Mine Safety Disclosure.

The information concerning mine safety violations or other regulatory matters required by Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 99.2 of this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On October 31, 2007, Peabody effected the spin-off of Patriot and its subsidiaries. The spin-off was accomplished through a dividend of all outstanding shares of Patriot Coal Corporation. Our common stock is listed on the New York Stock Exchange, under the symbol PCX. As of February 18, 2011, there were 821 holders of record of our common stock.

Effective August 11, 2008, Patriot implemented a 2-for-1 stock split effected in the form of a 100% stock dividend. All share and per share amounts in this Annual Report on Form 10-K reflect this stock split.

The table below sets forth the range of quarterly high and low sales prices for our common stock on the New York Stock Exchange during the calendar quarters indicated.

	High	Low
2009
First Quarter	$9.00	$2.76
Second Quarter	10.90	3.51
Third Quarter	14.12	4.97
Fourth Quarter	17.24	10.21
2010
First Quarter	$22.37	$13.87
Second Quarter	24.25	11.68
Third Quarter	14.03	9.76
Fourth Quarter	19.94	11.52

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

Stock Performance Graph

The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the S&P Smallcap 600 Index and (ii) the Custom Composite Index (representing the U.S. Coal Industry) comprised of Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy, Inc., International Coal Group, Inc., James River Coal Co., Massey Energy Company, Peabody Energy Corp. and Westmoreland Coal Company. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

	11/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09	3/10	6/10	9/10	12/10
Patriot Coal Corp	100.00	111.31	125.25	408.77	154.93	33.33	19.79	34.03	62.72	82.45	109.12	62.67	60.85	103.31
S&P Smallcap 600	100.00	91.84	84.99	85.33	84.60	63.30	52.64	63.73	75.62	79.49	86.33	78.79	86.37	100.40
Custom Composite	100.00	127.81	120.67	220.88	100.33	50.58	48.19	63.21	83.08	97.81	99.87	77.04	93.16	128.28

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

Item 6. Selected Consolidated Financial Data.

The following table presents selected financial and other data for the most recent five fiscal years. The historical financial and other data have been prepared on a consolidated basis derived from Patriot’s consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Patriot’s businesses and give effect to allocations of expenses from Peabody in 2007 and 2006. For periods prior to the spin-off, the historical consolidated statements of operations data set forth below do not reflect changes that occurred in the operations and funding of our Company as a result of our spin-off from Peabody. Magnum results are consolidated as of the date of the acquisition, July 23, 2008. The historical consolidated balance sheet data set forth below reflect the assets and liabilities that existed as of the dates and the periods presented.

The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical financial statements and the accompanying notes thereto of us and our consolidated subsidiaries included elsewhere in this report. The consolidated statements of operations and cash flow data for each of the three years in the period ended December 31, 2010 and the consolidated balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the accompanying notes. The consolidated balance sheet data as of December 31, 2008, 2007 and 2006 and the consolidated statements of operations for the year ended December 31, 2007 and 2006 were derived from audited consolidated financial statements that are not presented in this report.

The financial information presented below may not reflect what our results of operations, cash flows and financial position would have been had we operated as a separate, stand-alone entity for the years ended December 31, 2007 and 2006 or what our results of operations, financial position and cash flows will be in the future. In addition, the Risk Factors section of Item 1A of this report includes a discussion of risk factors that could impact our future results of operations.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except for share and per share data)
Results of Operations Data:
Revenues
Sales	$2,017,464	$1,995,667	$1,630,873	$1,069,316	$1,142,521
Other revenues	17,647	49,616	23,749	4,046	5,398

Total revenues	2,035,111	2,045,283	1,654,622	1,073,362	1,147,919
Costs and expenses
Operating costs and expenses	1,900,704	1,893,419	1,607,746	1,109,315	1,051,932
Depreciation, depletion and amortization	188,074	205,339	125,356	85,640	86,458
Reclamation and remediation obligation expense	63,034	35,116	19,260	20,144	24,282
Sales contract accretion	(121,475)	(298,572)	(279,402)	—	—
Restructuring and impairment charge	15,174	20,157	—	—	—
Selling and administrative expenses	50,248	48,732	38,607	45,137	47,909
Other operating (income) expense:
Net gain on disposal or exchange of assets(1)	(48,226)	(7,215)	(7,004)	(81,458)	(78,631)
Loss (income) from equity affiliates(2)	(9,476)	(398)	915	(63)	(60)

Operating profit (loss)	(2,946)	148,705	149,144	(105,353)	16,029
Interest expense	57,419	38,108	23,648	8,337	11,419
Interest income	(12,831)	(16,646)	(17,232)	(11,543)	(1,417)

Income (loss) before income taxes	(47,534)	127,243	142,728	(102,147)	6,027
Income tax provision	492	—	—	—	8,350

Net income (loss)	(48,026)	127,243	142,728	(102,147)	(2,323)
Net income attributable to noncontrolling interest(2)	—	—	—	4,721	11,169

Net income (loss) attributable to Patriot	(48,026)	127,243	142,728	(106,868)	(13,492)
Effect of noncontrolling interest purchase arrangement	—	—	—	(15,667)	—

Net income (loss) attributable to common stockholders	$(48,026)	$127,243	$142,728	$(122,535)	$(13,492)

Earnings (loss) per share, basic	$(0.53)	$1.50	$2.23	$(2.29)	N/A
Earnings (loss) per share, diluted	$(0.53)	$1.49	$2.21	$(2.29)	N/A
Weighted average shares outstanding - basic	90,907,264	84,660,998	64,080,998	53,511,478	N/A
Weighted average shares outstanding - diluted	90,907,264	85,424,502	64,625,911	53,546,116	N/A
Balance Sheet Data (at period end):
Total assets	$3,810,036	$3,618,163	$3,622,320	$1,199,837	$1,178,181
Total liabilities(3)	2,966,955	2,682,669	2,782,139	1,117,521	1,851,855
Total long-term debt, less current maturities	451,529	197,951	176,123	11,438	20,722
Total stockholders’ equity (deficit)	843,081	935,494	840,181	82,316	(673,674)

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except for share and per share data)
Other Data:
Tons sold (in millions and unaudited)	30.9	32.8	28.5	22.1	24.3
Net cash provided by (used in):
Operating activities	$36,311	$39,611	$63,426	$(79,699)	$(20,741)
Investing activities	(109,933)	(77,593)	(138,665)	54,721	1,993
Financing activities	239,591	62,208	72,128	30,563	18,627
Adjusted EBITDA(4) (unaudited)	141,861	110,745	44,238	431	126,769
Past mining obligation payments(5) (unaudited)	128,712	129,060	101,746	144,811	150,672
Additions to property, plant, equipment and mine development	122,989	78,263	121,388	55,594	80,224
Acquisitions, net	—	—	9,566	47,733	44,538

(1)

Net gain on disposal or exchange of assets included gains of $44.6 million in 2010 from five coal reserve exchange transactions, a $78.5 million gain in 2007 from the sales of coal reserves and surface land and gains of $66.6 million in 2006 from sales of coal reserves and surface land.

(2)

In 2008, we acquired 49% interests in two joint ventures designed to produce high quality metallurgical coal. These investments began to generate significant income in 2010, as the related mining properties increase production. In March 2006, we increased our 49% interest in KE Ventures, LLC to an effective 73.9% interest and began combining KE Ventures, LLC’s results with ours effective January 1, 2006. In 2007, we purchased the remaining interest. Prior to 2006, KE Ventures, LLC was accounted for on an equity basis and included in income from equity affiliates in our consolidated statements of operations.

(3)

On December 31, 2006, we increased noncurrent liabilities and decreased total invested capital (accumulated other comprehensive loss) by $322.1 million as a result of a then newly adopted authoritative accounting guidance related to employers accounting for postretirement benefit plans.

(4)

Adjusted EBITDA as calculated below is defined as net income (loss) before deducting interest income and expense; income taxes; reclamation and remediation obligation expense; depreciation, depletion and amortization; restructuring and impairment charge; and net sales contract accretion. Net sales contract accretion represents contract accretion excluding back-to-back coal purchase and sales contracts. The contract accretion on the back-to-back coal purchase and sales contracts reflects the accretion related to certain coal purchase and sales contracts existing prior to July 23, 2008, whereby Magnum purchased coal from third parties to fulfill tonnage commitments on sales contracts. Adjusted EBITDA is used by management as a measure of our segments’ operating performance. The term Adjusted EBITDA does not purport to be an alternative to operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. We believe that in our industry such information is a relevant measurement of a company’s operating financial performance. Because Adjusted EBITDA is not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

(5)

Past mining obligation payments represents cash payments relating to our postretirement benefit plans, work-related injuries and illnesses obligations and multi-employer retiree healthcare and pension plans.

Adjusted EBITDA is calculated as follows (unaudited):

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Net income (loss)	$(48,026)	$127,243	$142,728	$(102,147)	$(2,323)
Depreciation, depletion and amortization	188,074	205,339	125,356	85,640	86,458
Sales contract accretion, net(1)	(121,475)	(298,572)	(249,522)	—	—
Reclamation and remediation obligation expense	63,034	35,116	19,260	20,144	24,282
Restructuring and impairment charge	15,174	20,157	—	—	—
Interest expense	57,419	38,108	23,648	8,337	11,419
Interest income	(12,831)	(16,646)	(17,232)	(11,543)	(1,417)
Income tax provision	492	—	—	—	8,350

Adjusted EBITDA	$141,861	$110,745	$44,238	$431	$126,769

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading producer of thermal coal in the eastern U.S., with operations and coal reserves in the Appalachia and the Illinois Basin coal regions. We are also a leading U.S. producer of metallurgical quality coal. Our principal business is the mining and preparation of thermal coal, for sale primarily to electricity generators, and metallurgical coal, for sale to steel mills and independent coke producers. Our operations consist of fourteen active mining complexes, which include company-operated mines, contractor-operated mines and coal preparation facilities. The Appalachia and Illinois Basin segments consist of our operations in West Virginia and Kentucky, respectively.

We ship coal to electricity generators, industrial users, steel mills and independent coke producers. In 2010, we sold 30.9 million tons of coal, of which 78% was sold to domestic electricity generators and 22% was sold to domestic and global steel producers. In 2009, we sold 32.8 million tons of coal, of which 83% was sold to domestic electricity generators and 17% was sold to domestic and global steel producers. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.

We typically sell coal to utility and steel-making customers under contracts with terms of one year or more. Approximately 77% and 83% of our sales were under such contracts during 2010 and 2009, respectively.

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

Adjusted EBITDA is used by management as a measure of our segments’ operating performance. We believe that in our industry such information is a relevant measurement of a company’s operating financial performance. Because Adjusted EBITDA and Segment Adjusted EBITDA are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but also excludes selling, general and administrative expenses, past mining obligation expense and gain on disposal or exchange of assets and is reconciled to its most comparable measure below, under Net Income (Loss). Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Item 6. Selected Consolidated Financial Data.

Geologic Conditions

Our results of operations are impacted by geologic conditions as they relate to coal mining. These conditions refer to the physical nature of the coal seam and surrounding strata and its effect on the mining process. Geologic conditions that can have an adverse effect on underground mining include thinning coal seam thickness, rock partings within a coal seam, weak roof or floor rock, sandstone channel intrusions, groundwater and increased stresses within the surrounding rock mass due to over mining, under mining and overburden changes. The term “adverse geologic conditions” is used in general to refer to these and similar situations where the geologic setting can negatively affect the normal mining process. Adverse geologic conditions would be markedly different from those that would be considered typical geologic conditions for a given mine. Since approximately 71% of our 2010 production was sourced from underground operations, geologic conditions can be a major factor in our results of operations.

Year ended December 31, 2010 compared to year ended December 31, 2009

Summary

Our Segment Adjusted EBITDA for the year ended December 31, 2010 increased compared to the prior year primarily due to higher average sales prices and cost savings resulting from the suspension of certain higher cost mining operations in 2009. In 2009, we implemented a strategic response to the then weakened coal markets. As a result, we suspended certain mining operations, which in certain circumstances remained suspended throughout 2010. The increase in Segment Adjusted EBITDA was partially offset by decreased sales volumes during 2010. Sales volume decreases in 2010 resulted from the closure of the Harris No. 1 mine in June 2010, and certain 2009 mine suspensions, lower production due to more employee time spent with regulators related to inspections at certain of our mines, as well as roof falls at the Harris and Highland mines. While increased employee time spent on inspections resulted in lower production, these inspections did not result in increased citations. Due to the nature of our business, we incur a significant amount of fixed costs and, therefore, lower sales volumes contributed to a higher cost per ton.

In June 2010, we announced the closure of the Harris No. 1 mine due to the roof fall on the primary conveyor belt, adverse geologic conditions in the travel entries of the mine and employee safety concerns. The Harris No. 1 mine was nearing the end of its projected mining life and was scheduled for closure in 2011. We recorded a restructuring and impairment charge related to the closure of the Harris No. 1 mine and further rationalization of our operations at the Rocklick mining complex.

Our Panther and Federal mining complexes both had major longwall moves and related downtime in 2010. Our Federal longwall was idled for almost two weeks in September as a result of MSHA enforcement actions that were subsequently vacated. Previously, our Federal mine had temporarily suspended active mining operations in late February 2010, upon discovering potentially adverse atmospheric conditions in an abandoned area of the mine.

In September 2010, we recorded an adjustment of $20.7 million to reclamation and remediation expense as a result of adjusting our estimated selenium remediation costs of three Apogee outfalls based on the new technologies required to be used for water treatment at certain locations due to the September 1, 2010 court ruling.

Segment Results of Operations

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold
Appalachia Mining Operations	24,276	25,850	(1,574)	(6.1)%
Illinois Basin Mining Operations	6,588	6,986	(398)	(5.7)%

Total Tons Sold	30,864	32,836	(1,972)	(6.0)%

Average sales price per ton sold
Appalachia Mining Operations	$71.73	$66.79	$4.94	7.4%
Illinois Basin Mining Operations	41.90	38.52	3.38	8.8%
Revenue
Appalachia Mining Operations	$1,741,430	$1,726,588	$14,842	0.9%
Illinois Basin Mining Operations	276,034	269,079	6,955	2.6%
Appalachia Other	17,647	49,616	(31,969)	(64.4)%

Total Revenues	$2,035,111	$2,045,283	$(10,172)	(0.5)%

Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$1,442,753	$1,481,831	$(39,078)	(2.6)%
Illinois Basin Mining Operations	274,739	260,529	14,210	5.5%

Total Segment Operating Costs and Expenses	$1,717,492	$1,742,360	$(24,868)	(1.4)%

Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$316,324	$294,373	$21,951	7.5%
Illinois Basin Mining Operations	1,295	8,550	(7,255)	(84.9)%

Total Segment Adjusted EBITDA	$317,619	$302,923	$14,696	4.9%

(1)

Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $1,900.7 million and $1,893.4 million less income from equity affiliates of $9.5 million and $0.4 million and past mining obligation expense of $173.7 million and $150.7 million for the years ended December 31, 2010 and 2009, respectively, as described below.

Tons Sold and Revenues

Revenues in the Appalachia segment were higher for the year ended December 31, 2010 compared to the prior year primarily due to higher average sales prices for both thermal and metallurgical coal during 2010. The higher average sales prices were driven largely by increased metallurgical coal sales volume as a result of our Panther and Winchester mines product being sold on the metallurgical market rather than the thermal market during 2010. These increases were partially offset by lower sales volumes related to the 2009 suspension of various mines, which in certain circumstances remained suspended throughout 2010, such as the Samples mine.

Revenues in the Illinois Basin segment were higher for the year ended December 31, 2010 as compared to the same period in 2009 primarily due to higher average sales prices, partially offset by decreased sales volumes. Decreased sales volumes resulted from lower production caused by difficult geologic conditions including roof falls at our Highland mine during 2010 and shifting to new mine sections at our Bluegrass mining complex. In addition, more employee time has been spent with regulators related to inspections throughout 2010, particularly at Highland, which impacted production volumes.

Appalachia Other revenue was lower for the year ended December 31, 2010 primarily due to cash settlements received for reduced shipments in 2009 as a result of renegotiated customer agreements.

Segment Operating Costs and Expenses

Segment operating costs and expenses for Appalachia for the year ended December 31, 2010 decreased as compared to the prior year. In relation to the closing or idling of certain mines and the reduction in utilization of one of our preparation plants in the second half of 2009, we had decreased contract mining costs ($21.1 million), labor costs ($19.0 million) and fuel and explosives, taxes, lease and royalty expenses ($23.0 million) during 2010. These decreases were partially offset by increased purchased coal ($33.8 million). The increased purchased coal costs included purchases of thermal coal to cover certain thermal sales commitments at our Panther and Winchester mines, where production is now being sold as a metallurgical product. Operating costs and expenses also benefited in 2010 from an increase in income from equity affiliates ($9.4 million) as compared to the prior year. Patriot established two separate joint ventures in 2008 designed to produce high quality metallurgical coal. These investments are beginning to generate more income, as the related mining properties continue to increase production.

Segment operating costs and expenses for the Illinois Basin increased for the year ended December 31, 2010 as compared to the prior year due to increased labor as a result of additional shifts and higher wages ($4.7 million), increased fuel and explosives expense primarily related to higher costs ($4.1 million) and additional repairs and maintenance activity ($3.5 million). Higher repair and maintenance costs related to additional belting repairs and roof bolting, as well as equipment maintenance. Costs were also negatively impacted by several roof falls at our Highland mine and heightened regulatory inspections throughout most of 2010.

Segment Adjusted EBITDA

Our Segment Adjusted EBITDA for Appalachia was higher for the year ended December 31, 2010 compared to the prior year primarily due to higher average sales prices and lower costs resulting from suspended or reduced production at certain mining operations, in particular some of our higher cost operations, in response to the economic recession experienced throughout 2009. These increases were partially offset by decreased sales volumes in 2010 and a decrease in non-recurring settlements from renegotiated customer agreements as compared to 2009.

Segment Adjusted EBITDA for the Illinois Basin decreased for the year ended December 31, 2010 from the prior year primarily due to higher operating costs.

Net Income (Loss)

	Year Ended December 31,		Favorable/ (Unfavorable)
	2010	2009	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$317,619	$302,923	$14,696	4.9%
Corporate and Other:
Past mining obligation expense	(173,736)	(150,661)	(23,075)	(15.3)%
Net gain on disposal or exchange of assets	48,226	7,215	41,011	568.4%
Selling and administrative expenses	(50,248)	(48,732)	(1,516)	(3.1)%

Total Corporate and Other	(175,758)	(192,178)	16,420	8.5%
Depreciation, depletion and amortization	(188,074)	(205,339)	17,265	8.4%
Reclamation and remediation obligation expense	(63,034)	(35,116)	(27,918)	(79.5)%
Sales contract accretion	121,475	298,572	(177,097)	(59.3)%
Restructuring and impairment charge	(15,174)	(20,157)	4,983	24.7%
Interest expense	(57,419)	(38,108)	(19,311)	(50.7)%
Interest income	12,831	16,646	(3,815)	(22.9)%
Income tax provision	(492)	—	(492)	N/A

Net income	$(48,026)	$127,243	$(175,269)	(137.7)%

Past Mining Obligation Expense

Past mining obligation expenses were higher in 2010 than the prior year primarily due to changes in assumptions related to our actuarially-determined liabilities for retiree healthcare and workers’ compensation obligations ($28 million), with approximately one-half of the cost increase arising from the change to the discount rate. The increase was partially offset by lower costs related to suspended operations. The 2009 results included reduction-in-workforce costs related to suspended mines, primarily Samples.

Net Gain on Disposal or Exchange of Assets

Net gain on disposal or exchange of assets increased for the year ended December 31, 2010 as compared to the prior year. In 2010, net gain on disposal or exchange of assets included a gain of $2.9 million in the fourth quarter, a gain of $3.4 million in the third quarter, gains of $14.3 million on two transactions in the second quarter and a gain of $24.0 million in the first quarter. All of the gains were a result of exchange transactions for mineral interests. In 2009, net gain on disposal or exchange of assets included a $6.6 million gain on the exchange of surface land and coal mineral rights for certain mineral interests from two exchange transactions.

Selling and Administrative Expenses

Selling and administrative expenses increased for the year ended December 31, 2010 as compared to the prior year primarily due to higher incentive compensation expense partially offset by a net decrease in stock-based compensation expense due to a significant forfeiture in the third quarter.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased for the year ended December 31, 2010 compared to the prior year, primarily due to lower volumes associated with certain mines being closed or suspended in the second half of 2009 and due to the full depreciation of a significant number of assets associated with our 2008 Magnum acquisition. These decreases were partially offset by increased depreciation at our Blue Creek complex, which began operations in December 2009.

Reclamation and Remediation Obligation Expense

Reclamation and remediation obligation expense increased for the year ended December 31, 2010 primarily due to remediation expense related to the selenium liability assumed in the July 2008 Magnum acquisition, which was recorded at fair value upon finalization of purchase accounting in June 2009. Additional remediation expense of $20.7 million was recorded in the third quarter of 2010 as a result of adjusting our estimated future costs of selenium remediation at certain outfalls resulting from requirements of the September 1, 2010 court ruling. See Liquidity and Capital Resources – September 1, 2010 U.S. District Court Ruling for further description of the ruling and the adjustments.

Sales Contract Accretion

Sales contract accretion decreased for the year ended December 31, 2010 as compared to the prior year due to certain contracts assumed in the Magnum acquisition expiring in 2009.

Restructuring and Impairment Charge

In the second quarter of 2010, we recorded a $14.8 million restructuring and impairment charge related to the June 2010 closure of the Harris No. 1 mine, resulting from adverse geologic conditions, and further rationalization of our operations at the Rocklick mining complex based on this early closure. The charge included a $2.8 million impairment charge related to equipment and coal reserves that were abandoned due to the mine closure and a restructuring component of $12.0 million for payment of obligations that will be made with no future economic benefit for remaining operational contracts. For the year ended December 31, 2009, we incurred a $12.9 million impairment charge related to certain infrastructure and thermal coal reserves near our Rocklick complex that were deemed uneconomical to mine, as well as a $7.3 million restructuring charge related to the discontinued use of a beltline into the Rocklick preparation plant during the fourth quarter of 2009.

Interest Expense

Interest expense increased for the year ended December 31, 2010 primarily due to the $250 million of Senior Notes issued on May 5, 2010 as well as the increased amortization of deferred financing costs related to the new notes, accounts receivable securitization program entered into in March 2010, and the amended and restated credit agreement entered into in May 2010. In addition, we incurred additional interest expense in 2010 due to the Blue Creek preparation plant capital lease that began in May 2009.

Interest Income

Interest income decreased for the year ended December 31, 2010 compared to the prior year due to the collection of certain Black Lung excise tax refunds and related interest during 2009.

Income Tax Provision

For the year ended December 31, 2010, we recorded an income tax provision of $0.5 million related to certain state taxes. For the year ended December 31, 2009, no income tax provision was recorded. No federal income tax provision was recorded in 2010 or 2009 due to our tax net operating loss for each respective year and the full valuation allowance recorded against deferred tax assets. The primary difference between book and taxable income for 2010 and 2009 was the treatment of the net sales contract accretion on the below market purchase and sales contracts acquired in the July 2008 Magnum acquisition, with such amounts being included in the computation of book income but excluded from the computation of taxable income.

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

Segment Results of Operations

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold
Appalachia Mining Operations	25,850	20,654	5,196	25.2%
Illinois Basin Mining Operations	6,986	7,866	(880)	(11.2)%

Total Tons Sold	32,836	28,520	4,316	15.1%

Average sales price per ton sold
Appalachia Mining Operations	$66.79	$65.23	$1.56	2.4%
Illinois Basin Mining Operations	38.52	36.06	2.46	6.8%
Revenue
Appalachia Mining Operations	$1,726,588	$1,347,230	$379,358	28.2%
Illinois Basin Mining Operations	269,079	283,643	(14,564)	(5.1)%
Appalachia Other	49,616	23,749	25,867	108.9%

Total Revenues	$2,045,283	$1,654,622	$390,661	23.6%

Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$1,481,831	$1,197,985	$283,846	23.7%
Illinois Basin Mining Operations	260,529	270,488	(9,959)	(3.7)%

Total Segment Operating Costs and Expenses	$1,742,360	$1,468,473	$273,887	18.7%

Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$294,373	$172,994	$121,379	70.2%
Illinois Basin Mining Operations	8,550	13,155	(4,605)	(35.0)%

Total Segment Adjusted EBITDA	$302,923	$186,149	$116,774	62.7%

(1)

Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $1,893.4 million and $1,607.7 million less income from equity affiliates of $0.4 million for the year ended December 31, 2009, plus loss from equity affiliates of $0.9 million for the year ended December 31, 2008, less past mining obligation expense of $150.7 million and $110.3 million for the years ended December 31, 2009 and 2008, respectively, as described below, and less back-to-back contract accretion of $29.9 million for the year ended December 31, 2008.

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

Net Income

	Year Ended December 31,		Favorable/(Unfavorable)
	2009	2008	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$302,923	$186,149	$116,774	62.7%
Corporate and Other:
Past mining obligation expense	(150,661)	(110,308)	(40,353)	(36.6)%
Net gain on disposal or exchange of assets	7,215	7,004	211	3.0%
Selling and administrative expenses	(48,732)	(38,607)	(10,125)	(26.2)%

Total Corporate and Other	(192,178)	(141,911)	(50,267)	(35.4)%
Depreciation, depletion and amortization	(205,339)	(125,356)	(79,983)	(63.8)%
Reclamation and remediation obligation expense	(35,116)	(19,260)	(15,856)	(82.3)%
Sales contract accretion, net	298,572	249,522	49,050	19.7%
Restructuring and impairment charge	(20,157)	—	(20,157)	N/A
Interest expense	(38,108)	(23,648)	(14,460)	(61.1)%
Interest income	16,646	17,232	(586)	(3.4)%

Net income	$127,243	$142,728	$(15,485)	(10.8)%

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

Outlook

Market

Metallurgical coal markets are showing continued strength. We anticipate that the metallurgical coal market will remain strong throughout 2011, given the expectation for continued growth in economies around the world. Recent weather conditions, such as the extreme rain in Australia, have made the markets even tighter. We believe this constrained supply is setting the stage for higher pricing in 2011. We believe this structural shortage in metallurgical coal will continue for at least the next few years. This shortage is a result of limited supply in established coal basins, coupled with long lead-times to bring on significant production in new basins.

In thermal coal markets, key indicators are favorable. In the seaborne thermal market, the forward price for coal delivered during 2011 into northern Europe has increased approximately $15 per metric tonne from the end of October 2010 to February 2011. As a result, Appalachia and Illinois Basin thermal coal can now frequently be sold into the European market at more favorable margins than if sold domestically. We believe this is an indication of the continuing globalization of thermal markets, following the same pattern as metallurgical markets in recent years. In late 2010 and early 2011, we entered into contracts to export nearly one million tons of thermal coal to Europe in 2011 including shipments from all three of the basins where we operate.

The global increase in metallurgical and thermal coal demand is occurring while the Western economies have not yet fully rebounded. Moving forward, it is unclear how worldwide coal supply will keep pace with demand.

Patriot Operations

As discussed more fully under Item 1A. Risk Factors, our results of operations in the near-term could be negatively impacted by price volatility and demand; unforeseen adverse geologic conditions or equipment problems at mining locations; changes in general economic conditions; changes in the interpretation, enforcement or application of existing and potential coal mining laws and regulations; availability and the costs of competing energy resources; the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation; existing or new environmental laws and regulations, including selenium-related matters, and the interpretation or enforcement thereof; negotiation of labor contracts, labor availability and relations; the outcome of pending or future litigation; changes in the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations and contribution requirements to multi-employer retiree healthcare and pension plans; reductions of purchases or deferral of deliveries by major customers; the availability and costs of credit, surety bonds and letters of credit; customer performance and credit risks; supplier and contract miner performance and the unavailability of transportation for coal shipments.

On a long-term basis, our results of operations could also be impacted by our ability to secure or acquire high-quality coal reserves; our ability to attract and retain skilled employees and contract miners; our ability to find replacement buyers for coal under contracts with comparable terms to existing contracts; and fluctuating prices of key supplies, mining equipment and commodities. Additionally, our cost to provide healthcare to eligible active employees and certain retirees could increase due to the 2010 healthcare legislation.

Potential legislation, regulation, treaties and accords at the local, state, federal and international level, and changes in the interpretation, enforcement or application of existing laws and regulations, have created uncertainty and could have a significant impact on demand for coal and our future operational and financial results. For example, increased scrutiny of mining could make it difficult to receive permits or could otherwise cause production delays in the future. The lack of proven technology to meet selenium discharge standards creates uncertainty as to the future costs of water treatment to comply with mining permits, which may be materially different from our current estimates. Additionally, future regulation of carbon dioxide and other greenhouse gas emissions and coal combustion by-products could have an adverse effect on the financial condition of our customers and significantly impact the demand for coal. See Item 1A. Risk Factors for expanded discussion of these factors.

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

We have developed detailed organic growth plans based on our extensive coal reserve base. In response to what we believe will be sustained strength in the metallurgical coal market, we plan to increase our metallurgical coal production to 8 million tons in 2011, 9 million tons in 2012 and more than 11 million tons by 2013. We are planning to open a number of new metallurgical coal mines in the next two years. While output from some of these mines will replace existing production from mines nearing the end of their reserves, the majority of this expansion amounts to incremental metallurgical volume.

We expect to begin production in 2011 and 2012 from organic projects at the Rocklick, Wells, Kanawha Eagle and Logan County mining complexes. Annual production at each of these new mines is expected to be between 200,000 and 750,000 tons, resulting in a broad spectrum of coal qualities available from these expansions. These expansions should be accomplished with a very reasonable capital outlay because they will be adding volume to existing preparation plant and loadout facilities.

We anticipate 2011 sales volume in the range of 30 to 32 million tons. This includes metallurgical coal sales of 8.0 to 8.4 million tons, a significant increase over the 6.9 million tons sold in 2010. As of December 31, 2010, our total unpriced planned production was 5 to 7 million tons.

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

Employee-Related Liabilities

We have significant long-term liabilities for our employees’ postretirement benefit costs and workers’ compensation obligations. Detailed information related to these liabilities is included in Notes 20 and 22 to our consolidated financial statements. Expense for the year ended December 31, 2010 for these liabilities totaled $155.4 million, while payments were $91.7 million.

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

Healthcare cost trend rate:

	+1.0%	-1.0%
	(Dollars in thousands)
Effect on total service and interest cost components	$11,021	$(9,390)
Effect on (gain)/loss amortization component	32,313	(27,693)
Effect on total postretirement benefit obligation	175,230	(145,930)

Discount rate:

	+0.5%	-0.5%
	(Dollars in thousands)
Effect on total service and interest cost components	$351	$(773)
Effect on (gain)/loss amortization component	(9,722)	9,960
Effect on total postretirement benefit obligation	(79,895)	84,981

Reclamation and Remediation Obligations

Our reclamation obligations primarily consist of spending estimates for surface land reclamation and support facilities at both underground and surface mines in accordance with federal and state reclamation laws as defined by each mining permit. Reclamation obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage, the timing of these cash flows, and a credit-adjusted, risk-free rate. As changes in estimates occur (such as mine plan revisions, changes in estimated costs, or changes in timing of the reclamation activities), the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different than currently estimated. Moreover, regulatory changes could increase our obligation to perform reclamation and mine closing activities.

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

Reclamation and remediation obligation expense for the year ended December 31, 2010, was $63.0 million, and payments totaled $24.3 million. See detailed information regarding our reclamation and remediation obligations in Notes 5, 6, 19 and 25 to our consolidated financial statements.

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. In addition, deferred tax assets are reduced by a valuation allowance if it is “more likely than not” that some portion or the entire deferred tax asset will not be realized. In our annual evaluation of the need for a valuation allowance, we take into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in our annual evaluation of our valuation allowance, we may record a change in valuation allowance through income tax expense in the period this determination is made. As of December 31, 2010 and 2009, we maintained a full valuation allowance against our net deferred tax assets.

Uncertain tax positions taken on previously filed tax returns or expected to be taken on future tax returns are reflected in the measurement of current and deferred taxes. The initial recognition process is a two-step process with a recognition threshold step and a step to measure the benefit. A tax benefit is recognized when it is “more likely than not” of being sustained upon audit based on the merits of the position. The second step is to measure the appropriate amount of the benefit to be recognized based on a best estimate measurement of the maximum amount which is more likely than not to be realized. As of December 31, 2010 and 2009, the unrecognized tax benefits are immaterial, and if recognized would not currently affect our effective tax rate as any recognition would be offset with a valuation allowance. We do not expect any significant increases or decreases to unrecognized tax benefits within twelve months of this reporting date.

Additional detail regarding how we account for income taxes and the effect of income taxes on our consolidated financial statements is available in Note 15.

Revenue Recognition

In general, we recognize revenues when they are realizable and earned. We generated substantially all of our revenues in 2010 from the sale of coal to our customers. Revenues from coal sales are realized and earned when risk of loss passes to the customer. Coal sales are made to our customers under the terms of coal supply agreements, most of which have a term of one year or more. Under the typical terms of these coal supply agreements, risk of loss transfers to the customer at the mine or port, where coal is loaded to the rail, barge, ocean-going vessel, truck or other transportation source that delivers coal to its destination.

With respect to other revenues, other operating income, or gains on disposal or exchange of assets recognized in situations unrelated to the shipment of coal, we carefully review the facts and circumstances of each transaction and apply the relevant accounting literature as appropriate. We do not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

Derivatives

We utilize derivative financial instruments to manage exposure to certain commodity prices. We recognize derivative financial instruments at fair value in the consolidated balance sheets. For derivatives that are not designated as hedges, the periodic change in fair value is recorded directly to earnings. For derivative instruments that qualify and are designated by us as cash flow hedges, the periodic change in fair value is recorded to “Accumulated other comprehensive loss” until the contract settles or the relationship ceases to qualify for hedge accounting. In addition, if a portion of the change in fair value for a cash flow hedge is deemed ineffective during a reporting period, the ineffective portion of the change in fair value is recorded directly to earnings. We entered into heating oil swap contracts to manage our exposure to diesel fuel prices. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges.

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

Impairment of Long-Lived Assets

Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets under various assumptions are less than the carrying amounts of those assets. Impairment losses are measured by comparing the estimated fair value of the impaired asset to its carrying amount. An impairment charge was recorded in 2010 related to equipment and coal reserves that were abandoned due to the closure of our Harris No. 1 mine. An impairment charge was recorded in 2009 related to certain infrastructure and thermal coal reserves near our Rocklick complex that were deemed uneconomical to mine.

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

Net cash provided by operating activities was $36.3 million for the year ended December 31, 2010, a decrease of $3.3 million compared to the prior year. This decrease in net cash provided by operating activities resulted from an increase in the use of working capital of $8.2 million, offset by improved operating results.

Net cash used in investing activities was $109.9 million for the year ended December 31, 2010, an increase of $32.3 million compared to cash used in investing activities of $77.6 million in the prior year. The increase in cash used reflected higher capital expenditures of $44.7 million, additional advance mining royalties of $4.5 million and a decrease in proceeds from the disposal or exchange of assets of $3.7 million. These increases in cash used were partially offset by higher cash proceeds of $22.1 million from notes receivable related to the 2006 and 2007 sales of coal reserves and surface land.

Net cash provided by financing activities was $239.6 million for the year ended December 31, 2010, an increase of $177.4 million compared to the prior year. The increase in cash provided was primarily due to our debt offering, net of discount, of $248.2 million in 8.25% Senior Notes in May 2010, as well as $17.7 million from a coal reserve financing transaction in June 2010 and a decrease in short-term debt payments of $23.0 million. These increases were partially offset by the decrease in proceeds from the equity offering of $89.1 million, that occurred in June 2009, and additional deferred financing costs in 2010 of $20.7 million related to the May 2010 debt offering, the May 2010 credit facility restatement and amendment and the accounts receivable securitization program.

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

Additionally, as of December 31, 2010, we had $121.5 million in notes receivable outstanding from a third party, arising out of the sale of coal reserves and surface land. On February 9, 2011, the third party repaid these notes in full for $115.7 million prior to their scheduled maturity date.

September 1, 2010 U.S. District Court Ruling

On September 1, 2010, the U.S. District Court for the Southern District of West Virginia (the U.S. District Court) found Apogee in contempt for failing to comply with the March 19, 2009 consent decree. Apogee was ordered to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits by March 1, 2013. Additionally, the court ordered Hobet to come into compliance with applicable discharge limits under the Hobet Surface Mine No. 22 permit by May 1, 2013. Apogee and Hobet were required to jointly establish an irrevocable $45 million letter of credit in support of the requirements of this ruling. The court also appointed a Special Master who is authorized to monitor, supervise and direct Apogee’s and Hobet’s compliance with, and hear disputes that arise under, the September 1, 2010 order as well as other orders of the U.S. District Court.

Pursuant to the September 1, 2010 ruling, we will record the costs to install the FBR water treatment facility for the three Apogee outfalls as capital expenditures when incurred. The capital expenditure for the facility is estimated to be approximately $50 million. In addition, the estimated future on-going operating cash flows required to meet our legal obligation for remediation at the three Apogee outfalls have changed from our original estimates based on the September 1, 2010 ruling. As such, we increased the portion of the liability related to Apogee by updating the fair value of the on-going costs related to these three outfalls and recorded the $20.7 million difference between this updated value and our previously recorded liability directly to income, through reclamation and remediation obligation expense in the third quarter of 2010.

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

We are currently continuing to install Zero Valent Iron (ZVI) water treatment systems at other outfalls according to our original remediation strategy, while also performing a further review of other potential water treatment technology or other alternatives. Our remediation strategy reflects implementing scalable ZVI systems at each outfall due to its modular design that can be reconfigured as further knowledge and certainty is gained. Initial ZVI testing has identified potential system shortfalls, and to date ZVI has not been demonstrated to perform consistently and sustainably in achieving effluent selenium limitations or in treating the expected flows at these outfalls. However, based on the flexibility of the scalable system for configuration adjustments, we plan to continue to pursue the ZVI treatment systems and determine whether modifications to the system could result in its ability to treat selenium successfully.

At this time, there is no plan to install FBR or any technology other than ZVI at the other outfalls as neither FBR nor other technologies have been proven effective on a full-scale basis. However, we are continuing to research various treatment alternatives in addition to ZVI for the other outfalls. If ZVI is not ultimately successful in treating the effluent selenium exceedances at these additional outfalls, we may be required to install alternative treatment technologies. The cost of other technologies could be materially higher than the costs reflected in our liability. Furthermore, costs associated with potential modifications to ZVI or the scale of the planned ZVI systems to be installed could also cause the costs to be materially higher than the costs reflected in our liability.

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

This facility is available for our working capital requirements, capital expenditures and other corporate purposes. As of December 31, 2010 and 2009, the balance of outstanding letters of credit issued against the credit facility totaled $291.6 million and $352.1 million, respectively. There were no outstanding short-term borrowings against this facility as of December 31, 2010 and 2009. Availability under the credit facility was $135.9 million and $170.4 million as of December 31, 2010 and 2009, respectively.

The obligations under our credit facility are secured by a first lien on substantially all of our assets, including but not limited to certain of our mines, coal reserves and related fixtures. The credit facility contains certain customary covenants, including financial covenants limiting our indebtedness related to net debt coverage and cash interest expense coverage, as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends, and asset sales. The credit facility calls for quarterly reporting of compliance with financial covenants. On January 6, 2011, we entered into an amendment to the Credit Agreement which among other things modified certain limits and minimum requirements of our financial covenants. At December 31, 2010, we were in compliance with the covenants of our amended credit facility.

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

Accounts Receivables Securitization Program

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

Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the sale of the trade receivables to the creditors does not receive sale accounting treatment. As such, the trade accounts receivable balances remain on our financial statements until settled. Any direct borrowings under the program will be recorded as secured debt. The outstanding trade accounts receivable balance was $146.6 million as of December 31, 2010. As of December 31, 2010, the balance of outstanding letters of credit issued against the accounts receivable securitization program totaled $63.7 million and there were no direct borrowings under the program.

Senior Notes Issuance

On May 5, 2010, we completed a public offering of $250 million in aggregate principal amount of 8.25% Senior Notes due 2018. The net proceeds of the offering were approximately $240 million after deducting the initial $1.8 million discount, purchasers’ commissions and fees, and expenses of the offering. The net proceeds are being used for general corporate purposes, which may include capital expenditures for development of additional coal production capacity, working capital, acquisitions, refinancing of other debt or other capital transactions. The discount is being amortized over the term of the notes.

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

The indenture governing the notes contains customary covenants that, among other things, limit our ability to incur additional indebtedness and issue preferred equity; pay dividends or distributions; repurchase equity or repay subordinated indebtedness; make investments or certain other restricted payments; create liens; sell assets; enter into agreements that restrict dividends, distributions or other payments from subsidiaries; enter into transactions with affiliates; and consolidate, merge or transfer all or substantially all of our assets. The indenture also contains certain customary events of default, which give the lenders the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to make principal payments or to make interest payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.

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

We adopted authoritative accounting guidance related to accounting for convertible debt effective January 1, 2009, with retrospective application to the issuance date of these convertible notes. We utilized an interest rate of 8.85% to reflect the nonconvertible market rate of our offering upon issuance, which resulted in a $44.7 million discount to the convertible note balance and an increase to “Additional paid-in capital” to reflect the value of the conversion feature. The nonconvertible market interest rate was based on an analysis of similar securities trading in the market at the pricing date of the issuance, taking into account company specific data such as credit spreads and implied volatility. In addition, we allocated the financing costs related to the issuance of the convertible instruments between the debt and equity components. The debt discount is amortized over the contractual life of the convertible notes, resulting in additional interest expense above the contractual coupon amount. Interest expense for the convertible notes was $15.1 million, $14.4 million and $8.2 million for the year ended December 31, 2010, 2009 and 2008, respectively.

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

Holders of the notes may convert their notes prior to the close of business on the business day immediately preceding February 15, 2013, only under the following circumstances: (1) during the five trading day period after any ten consecutive trading day period (the measurement period) in which the trading price per note for each trading day of that measurement period was less than 97% of the product of the last reported sale price of Patriot’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter, and only during such calendar quarter, if the last reported sale price of Patriot’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on each such trading day; (3) if such holder’s notes have been called for redemption or (4) upon the occurrence of corporate events specified in the indenture. The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, February 15, 2013 until the close of business on the business day immediately preceding the maturity date.

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

Promissory Notes

In conjunction with an exchange transaction involving the acquisition of Illinois Basin coal reserves in 2005, we entered into promissory notes. Annual installments of $1.7 million on the promissory notes for principal and interest were payable beginning in January 2008 and run through January 2017. At December 31, 2010, the balance on the promissory notes was $9.4 million, $1.1 million of which was a current liability.

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

Contractual Obligations

	Payments Due by Year as of December 31, 2010
	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt obligations (principal and cash interest)	$32,984	$261,600	$51,850	$316,963
Operating lease obligations	39,343	57,220	14,575	410
Coal reserve lease and royalty obligations	33,296	68,105	55,060	126,492
Other long-term liabilities (1)	154,163	323,242	327,660	1,209,327

Total contractual cash obligations	$259,786	$710,167	$449,145	$1,653,192

(1)	Represents long-term liabilities relating to our postretirement benefit plans, work-related injuries and illnesses and mine reclamation and remediation and end-of-mine closure costs.

As of December 31, 2010, we had $27.0 million of purchase obligations for capital expenditures. Total capital expenditures for 2011 are expected to range from $150 million to $175 million.

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

We have used a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, postretirement benefits and lease obligations as follows as of December 31, 2010:

	Reclamation and Remediation Obligations	Workers’ Compensation Obligations	Retiree Health Obligations	Other(1)	Total
	(Dollars in thousands)
Surety bonds	$138,646	$44	$—	$11,011	$149,701
Letters of credit	143,938	151,476	56,678	3,207	355,299
Third-party guarantees	—	—	—	8,419	8,419

	$282,584	$151,520	$56,678	$22,637	$513,419

(1)	Includes collateral for surety companies and bank guarantees, road maintenance and performance guarantees.

As of December 31, 2010, Arch held surety bonds of $91.2 million related to properties acquired by Patriot in the Magnum acquisition, of which $89.5 million related to reclamation. As a result of the acquisition, Patriot has posted letters of credit in Arch’s favor, as required.

As part of the spin-off, Peabody had guaranteed certain of our workers’ compensation obligations with the U.S. Department of Labor (DOL). We posted our own surety directly with the DOL in early 2011.

In relation to an exchange transaction involving the acquisition of Illinois Basin coal reserves in 2005, we guaranteed bonding for a partnership in which we formerly held an interest. The aggregate amount that we guaranteed was $2.8 million and the fair value of the guarantee recognized as a liability was $0.2 million as of December 31, 2010. Our obligation under the guarantee extends to September 2015.

In connection with the spin-off, Peabody assumed certain of Patriot’s retiree healthcare liabilities. The present value of these liabilities totaled $680.9 million as of December 31, 2010. These liabilities included certain obligations under the Coal Act for which Peabody and Patriot are jointly and severally liable, obligations under the 2007 NBCWA for which we are secondarily liable, and obligations for certain active, vested employees of Patriot.

Newly Adopted Accounting Pronouncements

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding the accounting for transfers of financial assets, which requires enhanced disclosures about the continuing risk exposure to a transferor resulting from its continuing involvement with transferred financial assets. We adopted this guidance effective January 1, 2010. See the description of our accounts receivables securitization program in Liquidity and Capital Resources above.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 77% of our sales volume under coal supply agreements with terms of one year or more during 2010. As of December 31, 2010 our total unpriced planned production for 2011 was approximately 5 to 7 million tons.

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

We have commodity risk related to our diesel fuel purchases. To manage this risk, we have entered into swap contracts with financial institutions. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. As of December 31, 2010, the notional amounts outstanding for these swaps included 5.0 million gallons of heating oil expiring throughout 2011. As of February 18, 2011, the notional amounts outstanding for these swaps increased to 7.1 million gallons of heating oil expiring throughout 2011. We expect to purchase approximately 22 million gallons of diesel fuel annually. Excluding the impact of our hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $2.2 million.

Credit Risk

Approximately 16% of our accounts receivable balance at December 31, 2010 was with a marketing affiliate of Peabody, and we will continue to supply coal to Peabody on a contract basis as described above, so Peabody can meet its commitments under pre-existing customer agreements sourced from our operations. The pre-existing customer arrangement between Patriot and Peabody with the longest term will expire on December 31, 2012. Our remaining sales are made directly to electricity generators, industrial companies and steelmakers. Therefore, our concentration of credit risk is with Peabody, as well as electricity generators and steelmakers.

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

There have not been any significant changes in our internal control over financial reporting identified during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Our Independent Registered Public Accounting Firm, Ernst & Young LLP, has audited our internal control over financial reporting, as stated in their unqualified opinion report included herein.

/s/ RICHARD M. WHITING
Richard M. Whiting
Chief Executive Officer

February 25, 2011

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Our Independent Registered Public Accounting Firm, Ernst & Young LLP, has audited our internal control over financial reporting, as stated in their unqualified opinion report included herein.

/s/ MARK N. SCHROEDER
Mark N. Schroeder
Chief Financial Officer

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Patriot Coal Corporation

We have audited Patriot Coal Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patriot Coal Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Patriot Coal Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patriot Coal Corporation as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 25, 2011

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

As required by Item 201(d) of Regulation S-K, the following table provides information regarding our equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,509,348	$15.04	7,262,298
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,509,348	$15.04	7,262,298

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents Filed as Part of the Report

(1)	Financial Statements.

The following consolidated financial statements of Patriot Coal Corporation are included herein on the pages indicated:

(2)	Financial Statement Schedule.

The following financial statement schedule of Patriot Coal Corporation is at the page indicated:

Page

Valuation and Qualifying Accounts	F-54

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

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD M. WHITING Richard M. Whiting	President, Chief Executive Officer and Director (principal executive officer)	February 25, 2011

/s/ MARK N. SCHROEDER Mark N. Schroeder	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 25, 2011

/s/ IRL F. ENGELHARDT Irl F. Engelhardt	Chairman of the Board and Director	February 25, 2011

/s/ J. JOE ADORJAN J. Joe Adorjan	Director	February 25, 2011

/s/ B. R. BROWN B. R. Brown	Director	February 25, 2011

/s/ MICHAEL P. JOHNSON Michael P. Johnson	Director	February 25, 2011

/s/ JOHN E. LUSHEFSKI John E. Lushefski	Director	February 25, 2011

/s/ MICHAEL M. SCHARF Michael M. Scharf	Director	February 25, 2011

/s/ ROBERT O. VIETS Robert O. Viets	Director	February 25, 2011

Exhibit No.	Description of Exhibit

2.1	Separation Agreement, Plan of Reorganization and Distribution, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

2.2	Amendment No. 1 to the Separation Agreement, Plan of Reorganization and Distribution, dated November 1, 2007, between Peabody Energy Corporation and Patriot Coal Corporation. (Incorporated by reference to Exhibit 10.42 of the Registrant's Current Report on Form 10-K, filed on March 14, 2008.)

2.3	Agreement and Plan of Merger, dated as of April 2, 2008, by and among Magnum Coal Company, Patriot Coal Corporation, Colt Merger Corporation, and ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as Stockholder Representative (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed on April 8, 2008.)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed on May 17, 2010.)

3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

4.1	Rights Agreement, dated October 22, 2007, between Patriot Coal Corporation and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

4.3	First Amendment to Rights Agreement, dated as of April 2, 2008, to the Rights Agreement, dated as of October 22, 2007 between Patriot Coal Corporation and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed on April 8, 2008.)

4.4	Indenture dated as of May 28, 2008, by and between Patriot Coal Corporation, as Issuer, and U.S. Bank National Association, as trustee (including form of 3.25% Convertible Senior Notes due 2013) (Incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 29, 2008.)

4.5	Indenture dated as of May 5, 2010 between Patriot Coal Corporation and Wilmington Trust Company, as trustee (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed on May 5, 2010.)

4.6	First Supplemental Indenture dated May 5, 2010 among Patriot Coal Corporation, the guarantors party thereto and Wilmington Trust Company, trustee (Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K, filed on May 5, 2010.)

4.7	Second Supplemental Indenture dated May 5, 2010 among Patriot Coal Corporation, the guarantors party thereto and Wilmington Trust Company, trustee (Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K, filed on May 5, 2010.)

10.1	Tax Separation Agreement, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.2	Employee Matters Agreement, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.3	Coal Act Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.9 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.4	NBCWA Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC, Peabody Coal Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.5	Salaried Employee Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC, Peabody Coal Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.11 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.6	Administrative Services Agreement, dated October 22, 2007, between Patriot Coal Corporation, Peabody Holding Company, LLC and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.7	Master Equipment Sublease Agreement, dated October 22, 2007, between Patriot Leasing Company LLC and PEC Equipment Company, LLC (Incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.8	Software License Agreement, dated October 22, 2007, between Patriot Coal Corporation and Peabody Energy Corporation (Incorporated by reference to Exhibit 10.14 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.9	Throughput and Storage Agreement, dated October 22, 2007, among Peabody Terminals, LLC, James River Coal Terminal, LLC and Patriot Coal Sales LLC (Incorporated by reference to Exhibit 10.15 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.10	Conveyance and Assumption Agreement, dated October 22, 2007, among PEC Equipment Company, LLC, Central States Coal Reserves of Indiana, LLC, Central States Coal Reserves of Illinois, LLC, Cyprus Creek Land Company and Peabody Coal Company, LLC (Incorporated by reference to Exhibit 10.16 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.11	Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES II, LLC (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.12	Amendment 1 to Coal Supply Agreement between Patriot Coal LLC and COALSALES II LLC, dated March 28, 2008. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 10-Q, filed on May 14, 2008.)

10.13	Coal Supply Agreement, dated October 22, 2007, between Patriot Coal Sales LLC and COALSALES LLC (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.14	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and J. Joe Adorjan (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.15	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and B. R. Brown (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.16	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and John E. Lushefski (Incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.17	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Michael M. Scharf (Incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.18	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Robert O. Viets (Incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.19	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and Robb E. Turner (Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 28, 2008.)

10.20	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and John E. Erhard (Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 28, 2008.)

10.21	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and Michael P. Johnson (Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 28, 2008.)

10.22	Indemnification Agreement, dated January 27, 2011, between Patriot Coal Corporation and Janiece M. Longoria (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on January 28, 2011.)

10.23	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.24	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Irl F. Engelhardt (Incorporated by reference to Exhibit 10.14 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.25	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Richard M. Whiting (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.26	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Richard M. Whiting (Incorporated by reference to Exhibit 10.9 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.27	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Mark N. Schroeder (Incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.28	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Mark N. Schroeder (Incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.29	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Charles A. Ebetino, Jr. (Incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.30	Amendment to Employment Agreement between Patriot Coal Corporation and Charles A. Ebetino, Jr. (Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on February 6, 2009.)

10.31	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Joseph W. Bean (Incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.32	Amendment to Employment Agreement between Patriot Coal Corporation and Joseph W. Bean (Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on February 6, 2009.)

10.33	Employment Agreement, made and entered into as of May 8, 2008, by and between Paul H. Vining and Patriot Coal Corporation (Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 13, 2008.)

10.34	Letter Agreement between Arclight Energy Partners Fund I, L.P., Arclight Energy Partners Fund II, L.P. and Paul Vining dated August 7, 2009. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 10-Q, filed on August 7, 2009.)

10.35*	Consulting Agreement, dated September 24, 2010, between Paul H. Vining and Patriot Coal Corporation.

10.36	Patriot Coal Corporation Pledge and Security Agreement, dated October 31, 2007, among Patriot Coal Corporation, certain subsidiaries of Patriot Coal Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed on October 31, 2007.)

10.37	Amended and Restated Credit Agreement dated as of May 5, 2010 among Patriot Coal Corporation, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on May 5, 2010.)

10.38	Amendment No. 1, dated as of January 6, 2011, to the Amended and Restated Credit Agreement dated as of May 5, 2010, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on January 6, 2011.)

10.39	Purchase and Sale Agreement, dated as of March 2, 2010, among the Originators referred to therein, as sellers, Patriot Coal Corporation and Patriot Coal Receivables (SPV) Ltd. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on March 4, 2010.)

10.40	Receivables Purchase Agreement, dated as of March 2, 2010, among Patriot Coal Receivables (SPV) Ltd., Patriot Coal Corporation, as Servicer, the LC Participants, Related Committed Purchasers, Uncommitted Purchasers and Purchaser Agents parties thereto from time to time and Fifth Third Bank, as Administrator and as issuer of letters of credit (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed on March 4, 2010.)

10.41	Form of Registration Rights Agreement among Patriot Coal Corporation, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on April 8, 2008.)

10.42	Voting and Standstill Agreement, dated as of April 2, 2008, among Patriot Coal Corporation, the stockholders whose names appear on the signature page thereto, ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as stockholder representative (Incorporated by reference to the Registrant's Current Report on Form 8-K, dated April 8, 2008.)

10.43	Amendment No. 1 to Voting and Standstill Agreement, dated as of June 14, 2010, among Patriot Coal Corporation, the stockholders whose names appear on the signature page thereto, Arclight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as stockholder representative (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on June 14, 2010.)

10.44	Purchase Agreement, dated May 21, 2008 by and among Patriot Coal Corporation and Citigroup Global Markets Inc. and Lehman Brothers Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on May 23, 2008.)

10.45	Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.17 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.46*	First Amendment to the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan.

10.47	Patriot Coal Corporation Management Annual Incentive Compensation Plan (Incorporated by reference to Exhibit 10.19 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.48	Form of Non-Qualified Stock Option Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed on October 29, 2007.)

10.49	Form of Restricted Stock Unit Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on October 29, 2007.)

10.50	Form of Restricted Stock Award Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed on October 29, 2007.)

10.51	Form of Restricted Stock Award Agreement for use in connection with awards under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on January 4, 2010.)

10.52	Form of Deferred Stock Unit Award Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed on October 29, 2007.)

10.53	Form of Performance-Based Restricted Stock Units Award Agreement for use in connection with awards under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 30, 2009.)

10.54	Form of Non-Qualified Stock Option Agreement for use in connection with awards under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan (Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 30, 2009.)

10.55	Patriot Coal Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.18 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.56	First Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.63 of the Registrant's Current Report on Form 10-K, filed on February 24, 2010.)

10.57	Second Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.64 of the Registrant's Current Report on Form 10-K, filed on February 24, 2010.)

10.58	Third Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.65 of the Registrant's Current Report on Form 10-K, filed on February 24, 2010.)

10.59*	Fourth Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan.

10.60*	Fifth Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan.

10.61*	Patriot Coal Corporation 401(k) Retirement Plan, as Amended and Restated.

10.62	Patriot Coal Corporation Supplemental 401(k) Retirement Plan (Incorporated by reference to Exhibit 10.16 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

10.63*	First Amendment to the Patriot Coal Corporation Supplemental 401(k) Retirement Plan.

10.64*	Second Amendment to the Patriot Coal Corporation Supplemental 401(k) Retirement Plan.

10.65*	Third Amendment to the Patriot Coal Corporation Supplemental 401(k) Retirement Plan.

10.66*	Fourth Amendment to the Patriot Coal Corporation Supplemental 401(k) Retirement Plan.

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of periodic financial report by Patriot Coal Corporation's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Patriot Coal Corporation's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation's Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation's Chief Financial Officer.

99.1	Patriot Coal Corporation Rights Adjustment Certificate dated July 28, 2008 (Incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K, filed on July 28, 2008).

99.2*	Mine Safety Disclosure Exhibit

101**	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2010, 2009 and 2008, and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Patriot Coal Corporation

We have audited the accompanying consolidated balance sheets of Patriot Coal Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patriot Coal Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patriot Coal Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 25, 2011

PATRIOT COAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$2,017,464	$1,995,667	$1,630,873
Other revenues	17,647	49,616	23,749

Total revenues	2,035,111	2,045,283	1,654,622
Costs and expenses
Operating costs and expenses	1,900,704	1,893,419	1,607,746
Depreciation, depletion and amortization	188,074	205,339	125,356
Reclamation and remediation obligation expense	63,034	35,116	19,260
Sales contract accretion	(121,475)	(298,572)	(279,402)
Restructuring and impairment charge	15,174	20,157	—
Selling and administrative expenses	50,248	48,732	38,607
Net gain on disposal or exchange of assets	(48,226)	(7,215)	(7,004)
Loss (income) from equity affiliates	(9,476)	(398)	915

Operating profit (loss)	(2,946)	148,705	149,144
Interest expense	57,419	38,108	23,648
Interest income	(12,831)	(16,646)	(17,232)

Income (loss) before income taxes	(47,534)	127,243	142,728
Income tax provision	492	—	—

Net income (loss)	$(48,026)	$127,243	$142,728

Weighted average shares outstanding:
Basic	90,907,264	84,660,998	64,080,998
Effect of dilutive securities	—	763,504	544,913

Diluted	90,907,264	85,424,502	64,625,911

Earnings (loss) per share:
Basic	$(0.53)	$1.50	$2.23
Diluted	$(0.53)	$1.49	$2.21

PATRIOT COAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$193,067	$27,098
Accounts receivable and other, net of allowance for doubtful accounts of $141 at December 31, 2010 and 2009, respectively	207,365	188,897
Inventories	97,973	81,188
Prepaid expenses and other current assets	28,648	14,366

Total current assets	527,053	311,549
Property, plant, equipment and mine development
Land and coal interests	2,870,182	2,864,225
Buildings and improvements	439,326	396,449
Machinery and equipment	679,429	631,615
Less accumulated depreciation, depletion and amortization	(828,402)	(731,035)

Property, plant, equipment and mine development, net	3,160,535	3,161,254
Notes receivable	69,540	109,137
Investments and other assets	52,908	36,223

Total assets	$3,810,036	$3,618,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable and accrued expenses	$409,284	$406,351
Below market sales contracts acquired	70,917	150,441
Current portion of debt	3,329	8,042

Total current liabilities	483,530	564,834
Long-term debt, less current maturities	451,529	197,951
Reclamation and remediation obligations	349,791	319,390
Workers’ compensation obligations	220,757	193,719
Accrued postretirement benefit costs	1,269,168	1,169,981
Obligation to industry fund	38,978	42,197
Below market sales contracts acquired, noncurrent	92,253	156,120
Other noncurrent liabilities	60,949	38,477

Total liabilities	2,966,955	2,682,669
Stockholders’ equity
Common stock ($0.01 par value; 300,000,000 and 100,000,000 shares authorized; 90,944,595 and 90,319,939 shares issued and outstanding at December 31, 2010 and 2009, respectively)	909	903
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and 2009)	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2010 and 2009)	—	—
Additional paid-in capital	961,285	947,159
Retained earnings	188,582	236,608
Accumulated other comprehensive loss	(307,695)	(249,176)

Total stockholders’ equity	843,081	935,494

Total liabilities and stockholders’ equity	$3,810,036	$3,618,163

PATRIOT COAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$(48,026)	$127,243	$142,728
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	188,074	205,339	125,356
Amortization of deferred financing costs	6,412	3,700	2,782
Amortization of debt discount	8,710	7,864	4,293
Sales contract accretion	(121,475)	(298,572)	(279,402)
Impairment charge	2,823	12,949	—
Net gain on disposal or exchange of assets	(48,226)	(7,215)	(7,004)
Loss (income) from equity affiliates	(9,476)	(398)	915
Distribution from equity affiliates	5,095	1,000	—
Stock-based compensation expense	11,657	13,852	8,778
Changes in current assets and liabilities:
Accounts receivable	(59)	(3,565)	60,699
Inventories	(16,785)	(6,530)	3,693
Other current assets	(15,172)	903	(1,498)
Accounts payable and accrued expenses	(24,258)	(38,867)	(5,697)
Interest on notes receivable	(12,652)	(14,030)	(13,113)
Reclamation and remediation obligations	38,719	14,988	12,719
Workers’ compensation obligations	12,343	4,470	(5,953)
Accrued postretirement benefit costs	50,944	26,248	15,577
Obligation to industry fund	(2,769)	(3,019)	(3,412)
Other, net	10,432	(6,749)	1,965

Net cash provided by operating activities	36,311	39,611	63,426

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(122,989)	(78,263)	(121,388)
Proceeds from notes receivable	33,100	11,000	—
Additions to advance mining royalties	(21,510)	(16,997)	(11,981)
Proceeds from disposal or exchange of assets	1,766	5,513	2,077
Investment in joint ventures	(300)	—	(16,365)
Cash acquired in business combination	—	—	21,015
Acquisitions	—	—	(9,566)
Other	—	1,154	(2,457)

Net cash used in investing activities	(109,933)	(77,593)	(138,665)

Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	248,198	—	—
Proceeds from coal reserve financing	17,700	—	—
Deferred financing costs	(20,740)	—	(10,906)
Long-term debt payments	(8,042)	(5,905)	(2,684)
Proceeds from equity offering, net of costs	—	89,077	—
Short-term debt borrowings (payments)	—	(23,000)	23,000
Convertible notes proceeds	—	—	200,000
Termination of Magnum debt facility	—	—	(136,816)
Common stock issuance fees	—	—	(1,468)
Proceeds from employee stock programs	2,475	2,036	1,002

Net cash provided by financing activities	239,591	62,208	72,128

Net increase (decrease) in cash and cash equivalents	165,969	24,226	(3,111)
Cash and cash equivalents at beginning of period	27,098	2,872	5,983

Cash and cash equivalents at end of period	$193,067	$27,098	$2,872

PATRIOT COAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	(Dollars in thousands)
December 31, 2007	$536	$189,183	$(33,363)	$(74,040)	$82,316
Net income	—	—	142,728	—	142,728
Postretirement plans and workers’ compensation obligations (net of taxes of $0):
Changes in accumulated actuarial loss	—	—	—	(27,866)	(27,866)
Changes in prior service cost	—	—	—	(680)	(680)
Changes in diesel fuel hedge	—	—	—	(9,695)	(9,695)

Total comprehensive income					104,487
Convertible note, conversion feature net of issuance fees	—	43,194	—	—	43,194
Issuance of 23,803,312 shares of common stock upon acquisition, net of issuance fees	238	600,166	—	—	600,404
Stock-based compensation	—	8,778	—	—	8,778
Employee stock purchases	—	1,002	—	—	1,002

December 31, 2008	774	842,323	109,365	(112,281)	840,181
Net income	—	—	127,243	—	127,243
Postretirement plans and workers’ compensation obligations (net of taxes of $0):
Changes in accumulated actuarial loss	—	—	—	(147,074)	(147,074)
Changes in prior service cost	—	—	—	(551)	(551)
Changes in diesel fuel hedge	—	—	—	10,730	10,730

Total comprehensive loss					(9,652)
Issuance of 12,000,000 shares of common stock from equity offering	120	88,957	—	—	89,077
Stock-based compensation	—	13,852	—	—	13,852
Employee stock purchases	3	2,033	—	—	2,036
Stock grants to employees	6	(6)	—	—	—

December 31, 2009	903	947,159	236,608	(249,176)	935,494
Net loss	—	—	(48,026)	—	(48,026)
Postretirement plans and workers’ compensation obligations (net of taxes of $0):
Changes in accumulated actuarial loss	—	—	—	(58,543)	(58,543)
Changes in prior service cost	—	—	—	(809)	(809)
Changes in diesel fuel hedge	—	—	—	833	833

Total comprehensive loss					(106,545)
Stock-based compensation	—	11,657	—	—	11,657
Employee stock purchases	3	2,472	—	—	2,475
Stock grants to employees	3	(3)	—	—	—

December 31, 2010	$909	$961,285	$188,582	$(307,695)	$843,081

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

Description of Business

Effective October 31, 2007, Patriot Coal Corporation (we, our, Patriot or the Company) was spun-off from Peabody Energy Corporation (Peabody) and became a separate, public company traded on the New York Stock Exchange (symbol PCX). The spin-off from Peabody was accomplished through a dividend of all outstanding shares of Patriot.

Patriot is engaged in the mining and preparation of thermal coal, also known as steam coal, for sale primarily to electricity generators, and metallurgical coal, for sale to steel mills and independent coke producers. Our mining complexes and coal reserves are located in the eastern and midwestern United States (U.S.), primarily in West Virginia and Kentucky.

We acquired Magnum Coal Company (Magnum) effective July 23, 2008. Magnum was one of the largest coal producers in Appalachia, operating eight mining complexes with production from surface and underground mines and controlling more than 600 million tons of proven and probable coal reserves. See Note 6 for additional information about the acquisition.

Basis of Presentation

The consolidated financial statements include the accounts of Patriot and its majority-owned subsidiaries. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments; Appalachia and the Illinois Basin. See Note 26 for additional information.

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

Other Revenues

Other revenues include payments from customer settlements, royalties related to coal lease agreements and farm income. During 2009, certain metallurgical and thermal customers requested shipment deferrals on committed tons. In certain situations, we agreed to release the customers from receipt of the tons in exchange for a cash settlement. During 2009, these cash settlements represented a significant portion of other revenues. Royalty income generally results from the lease or sublease of mineral rights to third parties, with payments based upon a percentage of the selling price or an amount per ton of coal produced. Certain agreements require minimum annual lease payments regardless of the extent to which minerals are produced from the leasehold, although revenue is only recognized on these payments as the mineral is mined. The terms of these agreements generally range from specified periods of 5 to 15 years, or can be for an unspecified period until all reserves are depleted.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Allowance for doubtful accounts was approximately $141,000 at December 31, 2010 and 2009, and reflects specific amounts for which the risk of collection has been identified based on the current economic environment and circumstances of which we are aware. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant, Equipment and Mine Development

Property, plant, equipment and mine development are recorded at cost, or at fair value at the date of acquisition in the case of acquired businesses. Interest costs applicable to major asset additions are capitalized during the construction period, and were $0.5 million, $0.6 million and $0.1 million for the year ended December 31, 2010, 2009 and 2008, respectively.

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

Coal reserves are recorded at cost or at fair value at the date of acquisition in the case of acquired businesses. Coal reserves are included in “Land and coal interests” on the consolidated balance sheets. As of December 31, 2010 and 2009, the book value of coal reserves totaled $2.6 billion, including $1.6 billion and $1.3 billion, respectively, attributable to properties where we were not currently engaged in mining operations or leasing to third parties and, therefore, not currently depleting the related coal reserves. Included in the book value of coal reserves are mineral rights for leased coal interests, including advance royalties. The net book value of these mineral rights was $2.3 billion at December 31, 2010 and 2009, with the remaining $0.3 billion of net book value related to coal reserves held by fee ownership.

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

In addition, certain plant and equipment assets associated with mining are depreciated ratably over the estimated life of the mine. Remaining lives vary from less than one year up to 27 years. The charge against earnings for depreciation of property, plant, equipment and mine development was $100.8 million, $113.4 million and $87.8 million for the year ended December 31, 2010, 2009 and 2008, respectively.

Purchased Contract Rights

In connection with the Magnum acquisition, we recorded assets related to certain below market coal purchase contracts. These below market purchase contracts were recorded at their fair value, resulting in a gross asset of $37.8 million, which was fully amortized as of December 31, 2010 and had accumulated amortization of $37.1 million as of December 31, 2009. The purchase contracts were amortized into earnings as the coal was ultimately sold, with the majority amortized within a year subsequent to the acquisition date and included in “Sales contract accretion” in the consolidated statements of operations. We also had gross purchased contract rights associated with the KE Ventures, LLC acquisition in 2007 of $6.2 million, which was fully amortized as of December 31, 2010 and had accumulated amortization of $5.3 million as of December 31, 2009. The current portion of these acquired contract rights was reported in “Prepaid expenses and other current assets” and the long-term portion was recorded in “Investments and other assets” in the consolidated balance sheets.

Joint Ventures

We apply the equity method to investments in joint ventures when we have the ability to exercise significant influence over the operating and financial policies of the joint venture. We review the documents governing each joint venture to assess if we have a controlling financial interest in the joint venture to determine if the equity method is appropriate or if the joint venture should be consolidated. We performed a qualitative assessment of our existing interests and determined that we held no interest in variable interest entities. Investments accounted for under the equity method are initially recorded at cost.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our pro rata share of earnings from joint ventures was income of $9.5 million for the year ended December 31, 2010, income of $0.4 million for the year ended December 31, 2009 and expense of $0.9 million for the year ended December 31, 2008, which is reported in “Loss (income) from equity affiliates” in the consolidated statements of operations. The book values of our equity method investments as of December 31, 2010, and 2009 were $25.6 million and $20.9 million, respectively, and are reported in “Investments and other assets” in the consolidated balance sheets.

Sales Contract Liability

In connection with the Magnum acquisition, we recorded liabilities related to below market sales contracts. The below market supply contracts were recorded at their fair values when allocating the purchase price, resulting in a liability of $945.7 million, which is being accreted into earnings as the coal is shipped over a weighted average period of approximately three years. The net liability at December 31, 2010 and 2009, relating to these below market sales contracts was $163.2 million and $306.6 million, respectively. The current portion of the liability is recorded in “Below market sales contracts acquired” and the long-term portion of the liability is recorded in “Below market sales contracts acquired, noncurrent” in the consolidated balance sheets.

Reclamation and Remediation Obligations

Obligations associated with the retirement of tangible long-lived assets and the associated reclamation costs are recognized at fair value at the time the obligations are incurred. Our reclamation obligations primarily consist of spending estimates related to reclaiming surface land and support facilities at both surface and underground mines in accordance with federal and state reclamation laws as defined by each mining permit. Our liabilities for final reclamation and mine closure are estimated based upon detailed engineering calculations of the amount and timing of the future cash spending for a third-party to perform the required work. Spending estimates are escalated for inflation and then discounted at the credit-adjusted, risk-free interest rate.

We record an asset associated with the discounted liability for final reclamation and mine closure. The obligation and corresponding asset are recognized in the period in which the liability is incurred. The asset is amortized on the units-of-production method over its expected life and the liability is accreted to the projected spending date. The asset amortization and liability accretion are included in “Reclamation and remediation obligation expense” in the consolidated statements of operations. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate. We also recognize obligations for contemporaneous reclamation liabilities incurred as a result of surface mining. Contemporaneous reclamation consists primarily of grading, topsoil replacement and revegetation of backfilled pit areas.

In connection with the Magnum acquisition, we assumed liabilities related to water treatment in order to comply with selenium effluent limits included in certain mining permits. The cost to treat the selenium discharges in excess of allowable limits was recorded at its fair value, which is accreted into earnings to the projected spending date. Accretion of the estimated selenium liability is included in “Reclamation and remediation obligation expense” in the consolidated statements of operations. The net liability related to water treatment at December 31, 2010 reflected the estimated costs of the treatment systems to be installed and maintained with the goal of meeting the requirements of current court orders, consent decrees and mining permits.

Income Taxes

Income taxes are accounted for using a balance sheet approach. Deferred income taxes are accounted for by applying statutory tax rates in effect at the date of the balance sheet to differences between the book and tax basis of assets and liabilities. A valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, projected realization of tax benefits is considered based on expected levels of future taxable income, available tax planning strategies and the overall deferred tax position.

Postretirement Healthcare Benefits

Postretirement benefits other than pensions represent the accrual of the costs of benefits to be provided over the employees’ period of active service. These costs are determined on an actuarial basis. The consolidated balance sheets as of December 31, 2010 and 2009 fully reflect the funded status of postretirement benefits.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Multi-Employer Benefit Plans

We have an obligation to contribute to two plans established by the Coal Industry Retiree Health Benefits Act of 1992 (the Coal Act) — the Combined Fund and the 1992 Benefit Plan. A third fund, the 1993 Benefit Fund (the 1993 Benefit Plan), was established through collective bargaining, but is now a statutory plan under federal legislation passed in 2006. A portion of these obligations is determined on an actuarial basis. The remainder of these obligations qualify as multi-employer plans and expense is recognized as contributions are made.

We also participate in two multi-employer pension plans, the United Mine Workers of America (UMWA) 1950 Pension Plan (the 1950 Plan) and the UMWA 1974 Pension Plan (the 1974 Plan). These plans qualify as multi-employer plans and expense is recognized as contributions are made. The plan assets of the 1950 Plan and the 1974 Plan were combined and are managed by the UMWA. See Note 21 for additional information.

Postemployment Benefits

Postemployment benefits are provided to qualifying employees, former employees and dependents, and we account for these items on the accrual basis. Postemployment benefits include workers’ compensation occupational disease, which is accounted for on the actuarial basis over the employees’ periods of active service; workers’ compensation traumatic injury claims, which are accounted for based on estimated loss rates applied to payroll; and claim reserves determined by independent actuaries and claims administrators; disability income benefits, which are accrued when a claim occurs; and continuation of medical benefits, which is recognized when the obligation occurs. Our consolidated balance sheets as of December 31, 2010 and 2009 fully reflect the funded status of postemployment benefits.

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

In particular, we have significant long-term liabilities relating to retiree healthcare and work-related injuries and illnesses. Each of these liabilities is actuarially determined and uses various actuarial assumptions, including the discount rate and future cost trends, to estimate the costs and obligations for these items. In addition, we have significant asset retirement and selenium remediation obligations that involve estimations of costs to remediate mining land, costs of water treatment and the timing of cash outlays for such costs. If these assumptions do not materialize as expected, actual cash expenditures and costs incurred could differ materially from current estimates. Moreover, regulatory changes could increase our liability to satisfy these or additional obligations.

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

Share-Based Compensation

We have an equity incentive plan for employees and eligible non-employee directors that allows for the issuance of share-based compensation in the form of restricted stock, incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock units and deferred stock units. We recognize compensation expense for awards with only service conditions that have a graded vesting schedule on a straight line basis over the requisite service period for each separately vesting portion of the award.

Derivatives

We have utilized derivative financial instruments to manage exposure to certain commodity prices. We recognize derivative financial instruments at fair value on the consolidated balance sheets. For derivatives that are not designated as hedges, the periodic change in fair value is recorded directly to earnings. In 2010, 2009 or 2008, we had no such derivative instruments. For derivative instruments that are eligible and qualify as cash flow hedges, the periodic change in fair value is recorded to “Accumulated other comprehensive loss” until the hedged transaction occurs or the relationship ceases to qualify for hedge accounting. In addition, if a portion of the change in fair value for a cash flow hedge is deemed ineffective during a reporting period, the ineffective portion of the change in fair value is recorded directly to earnings. The activity recorded to earnings is included in “Operating costs and expenses” in the consolidated statements of operations. Beginning in 2008, we entered into heating oil swap contracts to manage our exposure to diesel fuel prices. The changes in diesel fuel and heating oil prices are highly correlated thus allowing the swap contracts to be designated as cash flow hedges.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Long-Lived Assets

Impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets under various assumptions are less than the carrying amounts of those assets. Impairment losses are measured by comparing the estimated fair value of the impaired asset to its carrying amount. A non-cash impairment charge was recorded for the year ending December 31, 2010 related to equipment and coal reserves that were abandoned due to the mine closure at our Harris No. 1 mine. A non-cash impairment charge was recorded for the year ending December 31, 2009 related to certain infrastructure and thermal coal reserves near our Rocklick complex that were deemed uneconomical to mine. The Harris No. 1 mine and the Rocklick complex are included in our Appalachia segment.

Business Combinations

We accounted for the Magnum acquisition using the purchase method of accounting for business combinations in effect prior to January 1, 2009. Under this method of accounting, the purchase price is allocated to the fair value of the net assets acquired. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including, but not limited to, assumptions with respect to future cash flows, discount rates and asset lives.

Deferred Financing Costs

We capitalize costs incurred in connection with borrowings or establishment of credit facilities and issuance of debt securities. These costs are amortized and included in interest expense over the life of the borrowing or term of the credit facility using the interest method.

Reclassifications

Certain amounts in prior periods have been reclassified to present “Reclamation and remediation obligations” as a separate line item in the consolidated balance sheets and “Loss (income) from equity affiliates” as a separate line item in the consolidated statements of operations with no impact to total liabilities, total revenues or net income.

(3)	New Accounting Pronouncements

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding the accounting for transfers of financial assets, which requires enhanced disclosures about the continuing risk exposure to a transferor resulting from its continuing involvement with transferred financial assets. We adopted this guidance effective January 1, 2010. See Note 16 for additional disclosures.

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

Fair Value Disclosures

In January 2010, the FASB issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at that time. See Note 7 for our fair value measurement disclosures.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4)	Restructuring and Impairment Charge

In the second quarter of 2010, we recorded a $14.8 million restructuring and impairment charge related to the June 2010 closure of the Harris No. 1 mine, resulting from adverse geologic conditions, and further rationalization of our operations at the Rocklick mining complex based on this early closure. The Harris No. 1 mine was nearing the end of its projected mining life and was scheduled for closure in 2011. The charge included a $2.8 million non-cash, impairment component related to equipment and coal reserves that were abandoned due to the mine closure. Additionally, the charge included a restructuring component totaling $12.0 million for contractual obligation payments that are being made with no future economic benefit over the remaining term. These payments were for the use of a beltline and rights to coal reserves. Payments of these obligations will occur through the end of 2013. During the year ended December 31, 2010, $0.4 million of accretion was charged against the restructuring liability related to the discounted future payment obligations. At December 31, 2010, the current portion of the restructuring liability of $2.8 million was included in “Trade accounts payable and accrued expenses” and the long-term portion of $9.6 million was included in “Other noncurrent liabilities.”

In the fourth quarter of 2009, we recorded a $20.2 million restructuring and impairment charge. The charge included a $12.9 million non-cash impairment charge related to certain infrastructure and thermal coal reserves near our Rocklick complex that were deemed uneconomical to mine. Additionally, we recorded $7.3 million related to a restructuring charge for the discontinued use of a beltline into the Rocklick preparation plant. This restructuring charge represented the future lease payments and contract termination costs for the beltline that were made with no future economic benefit. The lease payments and contract termination fee were paid in early 2010.

(5)	Selenium

On September 1, 2010, the U.S. District Court for the Southern District of West Virginia issued an order to Apogee Coal Company (Apogee) and Hobet Mining, LLC (Hobet), two of our subsidiaries, in relation to failure to meet the deadline to comply with selenium discharge limits in their permits by April 5, 2010. Apogee was ordered, among other things, to install a Fluidized Bed Reactor (FBR) water treatment facility for three mining outfalls and to come into compliance with applicable selenium discharge limits at these outfalls by March 1, 2013. As a result of this order, we recorded expense of $20.7 million in the third quarter of 2010 related to operating costs of the FBR facility and additional pilot projects. The charge was included in “Reclamation and remediation obligation expense” on our consolidated statements of operations. See Note 25 for the background on these proceedings and the additional impact of these orders on Apogee and Hobet.

(6)	Business Combination

Magnum Coal Company

On July 23, 2008, Patriot consummated the acquisition of Magnum. Magnum stockholders received 23,803,312 shares of newly-issued Patriot common stock and cash in lieu of fractional shares. The fair value of $25.29 per share of Patriot common stock issued to the Magnum shareholders was based on the average Patriot stock price for the five business days surrounding and including the merger announcement date, April 2, 2008. The total consideration for the acquisition was $739.0 million, including the assumption of $148.6 million of long-term debt, of which $11.8 million related to capital lease obligations. In conjunction with the acquisition, we issued convertible notes in order to repay Magnum’s existing senior secured indebtedness as discussed in Note 17.

The results of operations of Magnum are included in the Appalachia segment from the date of acquisition. This acquisition was accounted for using the purchase method of accounting for business combinations in effect prior to January 1, 2009. Under this method of accounting, the purchase price was allocated to the fair value of the net assets acquired.

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

In connection with the valuation of the Magnum acquisition, we recorded liabilities and assets related to below market coal sales and purchase contracts. The below market supply contracts were recorded at their fair value when allocating the purchase price, resulting in a liability of $945.7 million, which is being accreted into earnings as the coal is shipped over a weighted average period of approximately three years. The below market purchase contracts were recorded at their fair value, resulting in an asset of $37.8 million, which was being amortized into earnings as the coal was ultimately sold, with the majority amortized within a year subsequent to the acquisition date. “Sales contract accretion” in the consolidated statements of operations represents the below market supply contract accretion, net of the below market purchase contract amortization.

In connection with the Magnum acquisition, we assumed liabilities related to water treatment. At the acquisition date, Magnum was in the process of testing various water treatment alternatives related to selenium effluent limits in order to comply with certain mining permits. Uncertainty existed at the time of the acquisition related to the exact amount of our assumed liability due to the fact there is no proven technology to remediate our existing selenium discharge exceedances to meet current permit standards. The cost to treat the selenium exceedances was estimated at a fair value of $85.2 million at the acquisition date. This liability reflected the estimated costs of the treatment systems to be installed and maintained with the goal of meeting the requirements of current court orders, consent decrees and mining permits at the time. This estimate was prepared considering the dynamics of current legislation, capabilities of currently available technology and our planned remediation strategy at the time. See Clean Water Act Permit Issues in Note 25 for additional discussion of selenium treatment issues.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We used a 13% discount rate in determining the fair value of the selenium liability. The estimated aggregate undiscounted liability was $390.7 million at acquisition date. Our estimated selenium liability is included in “Reclamation and remediation obligations” and “Trade accounts payable and accrued expenses” on our consolidated balance sheets. Accretion of the estimated selenium liability is included in “Reclamation and remediation obligation expense” in the consolidated statements of operations.

Based on the fair values set forth above as compared to the carryover tax basis in assets and liabilities, $67.0 million of net deferred tax liability would have been recorded on Magnum’s opening balance sheet. As part of the business combination, these deferred tax liabilities have impacted management’s view as to the realization of our deferred tax assets, against which a full valuation allowance had previously been recorded. In such situations, any reduction in our valuation allowance must be accounted for as part of the business combination. As such, deferred tax liabilities were offset against a release of $67.0 million of valuation allowance within purchase accounting.

Upon the acquisition of Magnum, we performed a comprehensive strategic review of all mining complexes and their relative cost structures in order to optimize our performance. As a result of this review, we idled the Jupiter complex in December 2008 and the Remington mining complex in March 2009. The fair value of the assets and liabilities acquired for these two mining complexes reflects their status as idled in purchase accounting.

The following unaudited pro forma financial information presents the combined results of operations of Patriot and Magnum, on a pro forma basis, as though the companies had been combined as of January 1, 2008.

Year Ended December 31, 2008
(Dollars in thousands,
except per share data)
Revenues:
As reported	$1,654,622
Pro forma	2,207,353
Net income:
As reported	$142,728
Pro forma	253,626
Basic earnings per share:
As reported	$2.23
Pro forma	$3.96
Diluted earnings per share:
As reported	$2.21
Pro forma	$3.92

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

Credit Risk

Our concentration of credit risk substantially resides with large utility customers, metallurgical customers and Peabody. In 2010, approximately 18% of our revenues were from a marketing affiliate of Peabody. Allowance for doubtful accounts was approximately $141,000 at December 31, 2010 and 2009, respectively and reflects specific amounts for which risk of collection has been identified based on the current economic environment and circumstances of which we are aware.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the spin-off, we have sales agreements with a marketing affiliate of Peabody. Under these agreements, we sold 7.3 million tons of coal resulting in revenues of $356.6 million for the year ended December 31, 2010; 8.8 million tons of coal resulting in revenues of $456.1 million for the year ended December 31, 2009; and 12.1 million tons of coal resulting in revenues of $578.1 million for the year ended December 31, 2008. These revenues were recorded in both the Appalachia and Illinois Basin segments. As of December 31, 2010 and 2009, “Accounts receivable and other” on our consolidated balance sheets included outstanding trade receivables from Peabody related to coal sales of $23.6 million and $42.2 million, respectively.

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

Commodity Price Risk

We have commodity risk related to our diesel fuel purchases. To manage this risk, we have entered into heating oil swap contracts with financial institutions. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. The changes in fair value of these derivatives are recorded through accumulated other comprehensive loss. As of December 31, 2010, the notional amount outstanding for these swap contracts covered 5.0 million gallons of heating oil expiring throughout 2011.

Employees

As of December 31, 2010, we had approximately 3,700 employees. Approximately 51% of our employees were represented by an organized labor union and they generated approximately 50% of the 2010 sales volume. Union labor is represented by the UMWA under labor agreements which expire December 31, 2011.

Fair Value of Financial Instruments

Our heating oil swap contracts discussed previously were the only financial instruments that were measured and recorded at fair value on a recurring basis at December 31, 2010 and 2009. The heating oil contracts had a net unrealized gain of $1.9 million and $1.0 million as of December 31, 2010 and 2009, respectively. We utilized New York Mercantile Exchange (NYMEX) quoted market prices for the fair value measurement of these contracts, which reflects a Level 2 input.

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments. The fair value of notes receivable approximates the carrying value as of December 31, 2010 and 2009 based on the scheduled maturity date.

The following table summarizes the fair value of our remaining financial instruments at December 31, 2010 and 2009.

	December 31,
	2010	2009
	(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$1,868	$2,021
Liabilities:
Fuel contracts, cash flow hedges	—	986
$200 million of 3.25% Convertible Senior Notes due 2013	190,211	163,617
$250 million of 8.25% Senior Notes due 2018	253,750	—

All of the instruments above were valued using Level 2 inputs. For additional disclosures regarding our fuel contracts, see Note 18. The fair value of the Convertible Senior Notes and the 8.25% Senior Notes was estimated using the last traded value on the last day of each period, as provided by a third party.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8)	Net Gain on Disposal or Exchange of Assets and Other Transactions

Net Gain on Disposal or Exchange of Assets

In the normal course of business, we enter into certain exchange agreements swapping non-strategic coal mineral rights or other assets for coal mineral rights which are more strategic to our operations.

In December 2010, we entered into an agreement with another coal producer to exchange certain of our non-strategic coal mineral rights for certain coal mineral rights located near our Highland mining complex. We recognized a gain of $2.9 million on this transaction. In September 2010, we entered into agreements with two other coal producers to exchange certain of our non-strategic coal mineral rights for certain coal mineral rights also located near our Highland mining complex. We recognized a gain of $3.4 million on these transactions.

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

In March 2010, we received approximately 13 million tons of coal mineral rights contiguous to our Highland mining complex in exchange for non-strategic Illinois Basin coal reserves. We recognized a gain of $24.0 million on this transaction.

In December 2009, we entered into an agreement to swap certain coal mineral rights with another coal producer. We recognized a gain totaling $2.4 million on this transaction. In June 2009, we entered into an agreement with another coal producer to swap certain surface land for certain coal mineral rights and cash. We recognized a gain totaling $4.2 million on this transaction.

In June 2008, we entered into an agreement to swap certain leasehold coal mineral rights with another coal producer. Additionally, we sold approximately 2.7 million tons of adjacent leasehold coal mineral rights for $1.0 million. We recognized gains totaling $6.3 million on these transactions.

These exchange transactions were recorded at fair value. The valuations utilized primarily Level 3 inputs in a discounted cash flows model including assumptions for future coal sales prices, operating costs and discount rate. Level 3 inputs were utilized due to the lack of an active, quoted market for coal reserves and due to the inability to use other transaction comparisons because of the unique nature and location of each coal seam.

Other Transactions

In February 2010, we entered into an agreement to purchase certain coal mineral rights from another coal producer. The purchase price of $10.0 million is included in “Property, plant, equipment and mine development” on the consolidated balance sheet.

Other revenues include payments from customer settlements, royalties related to coal lease agreements and farm income. During 2009, certain metallurgical and thermal customers requested shipment deferrals on committed tons. In certain situations, we agreed to release the customers from receipt of the tons in exchange for a cash settlement. For the year ended December 31, 2009, these cash settlements represented a significant portion of other revenues. In 2008, other revenues also included a $4.9 million gain related to a structured settlement on a property transaction and a $4.5 million settlement for past due coal royalties, which had previously been fully reserved due to the uncertainty of collection.

(9)	Joint Ventures

We have interests in joint ventures that are accounted for under the equity method. In 2008, we acquired 49% interests in two joint ventures, both of which have coal mining operations in Appalachia. We also hold interests in two other joint ventures, both of which previously had coal mining operations. One has only closed operations and the other primarily leases coal and oil reserves to third parties.

The book value of our equity method investments was $25.6 million and $20.9 million as of December 31, 2010 and 2009, respectively. Our maximum exposure to loss is our book value plus additional future capital contributions, which in total for all of our joint ventures is capped at $8.8 million. The investments in these joint ventures are recorded in “Investments and other assets” in the consolidated balance sheets. We received distributions from these joint ventures of $5.1 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized financial information for our joint ventures is presented in the table below:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Current assets	$12,200	$11,051	$10,582
Property, plant, equipment and mine development, net	51,348	45,553	46,896
Other noncurrent assets	12,392	2,041	2,242
Current liabilities	5,660	6,750	5,352
Noncurrent liabilities	18,077	7,301	11,870

Net revenue	$71,054	$30,973	$529
Gross profit	23,556	6,798	(2,648)
Net income (loss)	17,244	3,600	(3,744)
Income (loss) attributable to Patriot	9,476	398	(915)

In 2010, we agreed to provide a limited guaranty of the payment and performance under three loans entered into by one of our joint ventures. The loans were obtained to purchase equipment, which is pledged as collateral for the loan. In the event of default on all three loans, we would be required to pay a maximum of $9.1 million. The maximum term of the three loans is through January 2016 and the loan balances at December 31, 2010 totaled $6.6 million. At December 31, 2010, there was no carrying amount of the liability related to these guarantees on our consolidated balance sheets based on the amount of exposure and the likelihood of required performance.

During 2010, we purchased approximately 0.3 million tons of coal resulting in operating costs of $40.0 million from one of our joint ventures which we account for under the equity method of accounting. At December 31, 2010, our payable to this joint venture for coal purchases was $4.1 million.

(10)	Earnings per Share

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.

The effect of dilutive securities excludes certain stock options, restricted stock units and convertible debt-related shares because the inclusion of these securities was antidilutive to earnings per share. For the year ended December 31, 2010, no common stock equivalents were included in the computation of the diluted loss per share because we reported a net loss. For the years ended December 31, 2009 and 2008, the effect of dilutive securities included the impact of certain stock options and restricted stock units.

Accordingly, 2.6 million shares, 1.3 million shares and 0.3 million shares related to stock-based compensation awards, as described in Note 28, and 3.0 million common shares for all three years related to the convertible notes described in Note 17, were excluded from the diluted earnings (loss) per share calculation for the year ended December 31, 2010, 2009 and 2008, respectively.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(11)	Inventories

Inventories consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)
Materials and supplies	$42,056	$39,285
Saleable coal	40,478	28,255
Raw coal	15,439	13,648

Total	$97,973	$81,188

Materials, supplies and coal inventory are valued at the lower of average cost or market. Saleable coal represents coal stockpiles that will be sold in current condition. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs. The increase in saleable coal inventory from December 31, 2009 to December 31, 2010 primarily resulted from transportation delays due to poor weather conditions in the fourth quarter of 2010.

(12)	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Cost Associated with Postretirement Plans	Diesel Fuel Hedge	Total Accumulated Other Comprehensive Loss
	(Dollars in thousands)
December 31, 2007	$(61,571)	$(12,469)	$—	$(74,040)
Unrealized losses	(39,263)	—	(9,695)	(48,958)
Reclassification from other comprehensive income to earnings	11,397	(680)	—	10,717

December 31, 2008	(89,437)	(13,149)	(9,695)	(112,281)
Unrealized gains (losses)	(182,730)	19,391	5,450	(157,889)
Reclassification from other comprehensive income to earnings	16,265	(551)	5,280	20,994

December 31, 2009	(255,902)	5,691	1,035	(249,176)
Unrealized gains (losses)	(95,801)	—	1,855	(93,946)
Reclassification from other comprehensive income to earnings	37,258	(809)	(1,022)	35,427

December 31, 2010	$(314,445)	$4,882	$1,868	$(307,695)

Comprehensive loss differs from net income (loss) by the amount of unrealized gain or loss resulting from valuation changes of our diesel fuel hedge and adjustments related to the change in funded status of various benefit plans during the periods.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(13)	Leases

We lease equipment and facilities under various non-cancelable operating lease agreements. Certain lease agreements require the maintenance of specified ratios and contain restrictive covenants that limit indebtedness, subsidiary dividends, investments, asset sales and other actions. Rental expense under operating leases was $43.0 million, $47.4 million and $37.3 million for the year ended December 31, 2010, 2009 and 2008, respectively.

A substantial amount of the coal we mine is produced from mineral reserves leased from third-party land owners. We lease these coal reserves under agreements that require royalties to be paid as the coal is mined. Certain of these lease agreements also require minimum annual royalties to be paid regardless of the amount of coal mined during the year. Total royalty expense was $73.9 million, $72.2 million and $71.6 million for the year ended December 31, 2010, 2009 and 2008, respectively.

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

Future minimum lease and royalty payments as of December 31, 2010, are as follows:

	Capital	Operating	Coal
	Leases	Leases	Reserves
	(Dollars in thousands)
2011	$4,159	$39,343	$33,296
2012	3,600	34,417	31,656
2013	3,600	22,803	36,449
2014	3,600	10,124	30,339
2015	3,600	4,451	24,721
2016 and thereafter	12,000	410	126,492

Total minimum lease and royalty payments	$30,559	$111,548	$282,953

Less interest	(9,515)

Present value of minimum capital lease payments	$21,044

During 2002, Peabody entered into a transaction with Penn Virginia Resource Partners, L.P. (PVR) whereby two Peabody subsidiaries sold 120 million tons of coal reserves in exchange for $72.5 million in cash and 2.76 million units, or 15%, of the PVR master limited partnership. We participated in the transaction, selling approximately 40 million tons of coal reserves with a net book value of $14.3 million in exchange for $40.0 million. We leased back the coal from PVR and pay royalties as the coal is mined. A $25.7 million gain was deferred at the inception of this transaction, and $3.2 million of the gain was recognized in each of the years 2010, 2009 and 2008. The deferred gain was intended to offset potential exposure to loss resulting from continuing involvement in the properties and was amortized to “Operating costs and expenses” in the consolidated statements of operations over the minimum remaining term of the lease, which ended December 31, 2010.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(14)	Trade Accounts Payable and Accrued Expenses

Trade accounts payable and accrued expenses consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)
Trade accounts payable	$159,860	$147,254
Accrued healthcare, including postretirement	67,867	70,993
Accrued taxes other than income	32,805	47,540
Accrued payroll and related benefits	46,854	35,923
Workers’ compensation obligations	25,529	26,609
Reclamation and remediation obligation	19,686	13,730
Accrued interest payable	10,157	5,474
Other accrued benefits	9,813	10,901
Accrued royalties	8,201	10,011
Accrued lease payments	5,434	9,910
Other accrued expenses	23,078	28,006

Total trade accounts payable and accrued expenses	$409,284	$406,351

(15)	Income Taxes

Net income (loss) before income taxes was a loss of $47.5 million, income of $127.2 million and income of $142.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, and consisted entirely of domestic results.

For the year ended December 31, 2010, we had an income tax provision for state and local income taxes of $0.5 million and no provision for federal income taxes. For the years ended December 31, 2009 and 2008, there were no income tax provisions for federal, state or local income taxes.

The income tax rate differed from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Federal statutory rate	$(16,637)	$44,535	$49,955
Depletion	(23,893)	(22,588)	(16,597)
State income taxes, net of U.S. federal tax benefit	(5,643)	3,520	5,692
Changes in valuation allowance	42,527	(27,225)	(42,871)
Changes in tax reserves	1,382	1,307	960
Other, net	2,756	451	2,861

Total	$492	$—	$—

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)
Deferred tax assets:
Postretirement benefit obligations	$393,197	$372,335
Tax credits and loss carryforwards	296,925	240,471
Accrued workers’ compensation liabilities	103,180	98,051
Accrued reclamation and mine closing liabilities	88,898	89,406
Obligation to industry fund	15,235	16,357
Sales contract liabilities	66,084	124,157
Other	99,429	81,556

Total gross deferred tax assets	1,062,948	1,022,333

Deferred tax liabilities:
Property, plant, equipment and mine development, leased coal interests and advance royalties, principally due to differences in depreciation, depletion and asset writedowns	901,828	878,874
Long-term debt	9,409	12,758

Total gross deferred tax liabilities	911,237	891,632

Valuation allowance	(151,711)	(130,701)

Net deferred tax liability	$—	$—

Deferred taxes consisted of the following:
Current deferred income taxes	$—	$—
Noncurrent deferred income taxes	—	—

Net deferred tax liability	$—	$—

At December 31, 2010, the unrecognized tax benefits in our consolidated financial statements were immaterial, and if recognized, would not currently affect our effective tax rate as any recognition would be offset by valuation allowance. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

Due to the immaterial nature of our unrecognized tax benefits and the existence of net operating loss (NOL) carryforwards, we have not currently accrued interest on any of our unrecognized tax benefits. We have considered the application of penalties on our unrecognized tax benefits and have determined, based on several factors, including the existence of NOL carryforwards, that no accrual of penalties related to our unrecognized tax benefits is required. If the accrual of interest or penalties becomes appropriate, we will record an accrual as part of our income tax provision.

Our deferred tax assets include NOL carryforwards and alternative minimum tax (AMT) credits of $296.9 million and $240.5 million as of December 31, 2010 and 2009, respectively. The NOL carryforwards and AMT credits include amounts apportioned to us in accordance with the Internal Revenue Code and Treasury Regulations at the time of our spin-off from Peabody on October 31, 2007, Magnum NOL carryforwards from periods prior to the acquisition on July 23, 2008, and taxable losses from our operations for the last two months of 2007 and for the calendar years ended December 31, 2008, 2009 and 2010. The NOL carryforwards begin to expire in 2019, and the AMT credits have no expiration date.

Overall, our net deferred tax assets are offset by a valuation allowance of $151.7 million and $130.7 million as of December 31, 2010 and 2009, respectively. The valuation allowance increased by $21.0 million for the year ended December 31, 2010, primarily as a result of net future deductible temporary differences decreasing by $87.6 million (tax effected $35.5 million) during 2010, offset by increases in NOL carryforwards during 2010 of $139.5 million (tax effected $56.5 million). We evaluated and assessed the expected near-term utilization of net operating loss carryforwards, book and taxable income trends, available tax strategies and the overall deferred tax position to determine the valuation allowance required as of December 31, 2010 and 2009.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The federal and state income tax returns for the Magnum companies for the tax years 2007-2008 remain subject to examination by the relevant taxing authorities. Patriot and the remainder of its subsidiaries were included in the consolidated Peabody income tax returns prior to November 1, 2007, with Peabody retaining all liability related to these returns. Therefore, for Patriot and the remainder of its subsidiaries, we only have examination exposure related to the federal and state income tax returns for the two month tax year ended December 31, 2007 and for the years ended December 31, 2008 and 2009.

We made no federal income tax payments for the years ended December 31, 2010 and 2009. During the year ended December 31, 2010, we paid state and local income taxes of $0.5 million. These state income tax payments were for tax liabilities that are calculated based on gross receipts, such as the State of Michigan. State and local income tax payments were under $0.1 million for the year ended December 31, 2009.

(16)	Accounts Receivables Securitization Program

In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade accounts receivables to creditors as collateral for any borrowings. Available liquidity under the program fluctuates with the balance of our trade accounts receivable.

Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the sale of the trade accounts receivable to the creditors does not receive sale accounting treatment. As such, the trade accounts receivable balances remain on our financial statements until settled. Any direct borrowings under the program will be recorded as secured debt. The outstanding trade accounts receivable balance was $146.6 million as of December 31, 2010. As of December 31, 2010, the balance of outstanding letters of credit issued against the accounts receivable securitization program totaled $63.7 million and there were no direct borrowings under the facility.

(17)	Long-Term Debt

Our total indebtedness consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)
8.25% Senior Notes due 2018	$248,348	$—
3.25% Convertible Senior Notes due 2013	176,060	167,501
Capital leases	21,044	28,039
Promissory notes	9,406	10,453

Total long-term debt	454,858	205,993
Less current portion of debt	(3,329)	(8,042)

Long-term debt, less current maturities	$451,529	$197,951

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

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

This facility is available for our working capital requirements, capital expenditures and other corporate purposes. As of December 31, 2010 and 2009, the balance of outstanding letters of credit issued against the credit facility totaled $291.6 million and $352.1 million, respectively. There were no outstanding short-term borrowings against this facility as of December 31, 2010 and 2009. Availability under the credit facility was $135.9 million and $170.4 million as of December 31, 2010 and 2009, respectively.

The obligations under our credit facility are secured by a first lien on substantially all of our assets, including but not limited to certain of our mines, coal reserves and related fixtures. The credit facility contains certain customary covenants, including financial covenants limiting our indebtedness related to net debt coverage and cash interest expense coverage, as well as certain limitations on, among other things, additional debt, liens, investments, acquisitions and capital expenditures, future dividends, and asset sales. On January 6, 2011, we entered into an amendment to the Credit Agreement which, among other things, modified certain limits and minimum requirements of our financial covenants. At December 31, 2010, we were in compliance with the covenants of our amended credit facility.

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

Senior Notes Issuance

On May 5, 2010, we completed a public offering of $250 million in aggregate principal amount of 8.25% Senior Notes due 2018. The net proceeds of the offering were approximately $240 million after deducting the initial $1.8 million discount, purchasers’ commissions and fees, and expenses of the offering. The net proceeds are being used for general corporate purposes, which may include capital expenditures for development of additional coal production capacity, working capital, acquisitions, refinancing of other debt or other capital transactions. The discount is being amortized over the term of the notes. For the year ended December 31, 2010, interest expense for the senior notes was $13.2 million.

Interest on the notes is payable semi-annually in arrears on April 30 and October 30 of each year. The notes mature on April 30, 2018, unless redeemed in accordance with their terms prior to such date. The notes are senior unsecured obligations and rank equally with all of our existing and future senior debt and are senior to any subordinated debt. The notes are guaranteed by the majority of our wholly-owned subsidiaries.

The indenture governing the notes contains customary covenants that, among other things, limit our ability to incur additional indebtedness and issue preferred equity; pay dividends or distributions; repurchase equity or repay subordinated indebtedness; make investments or certain other restricted payments; create liens; sell assets; enter into agreements that restrict dividends, distributions or other payments from subsidiaries; enter into transactions with affiliates; and consolidate, merge or transfer all or substantially all of our assets. The indenture also contains certain customary events of default, which give the lenders the right to accelerate payments of outstanding debt in certain circumstances. Customary events of default include breach of covenants, failure to make principal payments or to make interest payments within a grace period, and default, beyond any applicable grace period, on any of our other indebtedness exceeding a certain amount.

Private Convertible Senior Notes Issuance

On May 28, 2008, we completed a private offering of $200 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2013, including $25 million related to the underwriters’ overallotment option. The net proceeds of the offering were $193.5 million after deducting the commissions and fees and expenses of the offering. We used the proceeds of the offering to repay Magnum’s existing senior secured indebtedness and acquisition related fees and expenses. All remaining amounts were used for other general corporate purposes.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We adopted authoritative accounting guidance related to accounting for convertible debt effective January 1, 2009, with retrospective application to the issuance date of these convertible notes. We utilized an interest rate of 8.85% to reflect the nonconvertible market rate of our offering upon issuance, which resulted in a $44.7 million discount to the convertible note balance and an increase to “Additional paid-in capital” to reflect the value of the conversion feature. The nonconvertible market interest rate was based on an analysis of similar securities trading in the market at the pricing date of the issuance, taking into account company specific data such as credit spreads and implied volatility. In addition, we allocated the financing costs related to the issuance of the convertible instruments between the debt and equity components. The debt discount is amortized over the contractual life of the convertible notes, resulting in additional interest expense above the contractual coupon amount. Interest expense for the convertible notes was $15.1 million, $14.4 million and $8.2 million for the year ended December 31, 2010, 2009 and 2008, respectively.

Interest on the notes is payable semi-annually in arrears on May 31 and November 30 of each year. The notes mature on May 31, 2013, unless converted, repurchased or redeemed in accordance with their terms prior to such date. The notes are senior unsecured obligations, rank equally with all of our existing and future senior debt and are senior to any subordinated debt.

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

Holders of the notes may convert their notes prior to the close of business on the business day immediately preceding February 15, 2013, only under the following circumstances: (1) during the five trading day period after any ten consecutive trading day period (the measurement period) in which the trading price per note for each trading day of that measurement period was less than 97% of the product of the last reported sale price of Patriot’s common stock and the conversion rate on each such trading day; (2) during any calendar quarter and only during such calendar quarter, if the last reported sale price of Patriot’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price in effect on each such trading day; (3) if such holder’s notes have been called for redemption or (4) upon the occurrence of corporate events specified in the indenture. The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, February 15, 2013 until the close of business on the business day immediately preceding the maturity date.

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

Capital Lease Obligations and Other

Capital lease obligations include a capital lease related to the Blue Creek mining complex preparation plant as well as obligations assumed in the Magnum acquisition, primarily for mining equipment. As of December 31, 2010, “Property, plant, equipment and mine development” on the consolidated balance sheets included approximately $21.6 million related to assets subject to capital leases, of which $20.5 million is related to the Blue Creek mining complex preparation plant. As of December 31, 2009, “Property, plant, equipment and mine development” on the consolidated balance sheets included approximately $25.0 million related to assets subject to capital leases, of which $22.0 million was related to the Blue Creek mining complex preparation plant. Amortization of capital leases is included in “Depreciation, depletion and amortization” in the consolidated statements of operations. See Note 13 for additional information on our capital lease obligations.

The aggregate amounts of long-term debt maturities subsequent to December 31, 2010, including capital lease obligations, were as follows:

Debt
Maturities
(Dollars in thousands)
2011	$3,329
2012	3,033
2013	203,294
2014	3,581
2015	3,892
2016 and thereafter	263,321

Total cash payments on debt	480,450
Debt discount on convertible notes	(25,592)

Total long-term debt	$454,858

Cash interest paid on long-term debt was $17.7 million, $8.9 million and $5.2 million for the year ended December 31, 2010, 2009 and 2008, respectively.

Promissory Notes

In conjunction with an exchange transaction involving the acquisition of Illinois Basin coal reserves in 2005, we entered into promissory notes. The promissory notes and related interest are payable in annual installments of $1.7 million beginning January 2008. The promissory notes mature in January 2017. At December 31, 2010, the short-term portion of the promissory notes was $1.1 million.

(18)	Derivatives

We have commodity risk related to our diesel fuel purchases. To manage a portion of this risk, we entered into heating oil swap contracts with financial institutions. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. As of December 31, 2010, the notional amounts outstanding for these swaps included 5.0 million gallons of heating oil expiring throughout 2011. In 2011, we expect to purchase approximately 22 million gallons of diesel fuel across all operations. Excluding the impact of our hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $2.2 million. Based on our analysis, a portion of the fair value for the cash flow hedges was deemed ineffective for the year ended December 31, 2010, 2009 and 2008, resulting in less than $0.1 million recorded directly to earnings.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the fair values of our derivatives and the amounts of unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss” related to fuel hedges in the consolidated balance sheets. See Note 12 for a rollforward of “Accumulated other comprehensive loss” for our fuel hedges.

	December 31,
	2010	2009
	(Dollars in thousands)
Fair value of current fuel contracts (Prepaid expenses and other current assets)	$1,868	$2,021
Fair value of current fuel contracts (Trade accounts payable and accrued expenses)	—	986
Net unrealized gains from fuel hedges, net of tax (Accumulated other comprehensive loss)	1,868	1,035

We utilized NYMEX quoted market prices for the fair value measurement of these contracts, which reflects a Level 2 fair value input.

(19)	Reclamation and Remediation Obligations

Reconciliations of our liability for reclamation and remediation obligations were as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$333,120	$224,180
Liabilities incurred	3,624	4,113
Liabilities settled or disposed	(24,306)	(21,711)
Accretion expense	36,558	31,004
Revisions to estimate	20,481	1,780
Liabilities acquired through acquisition	—	93,754

Balance at end of year	369,477	333,120
Less current portion (included in Accrued expenses)	(19,686)	(13,730)

Reclamation and remediation obligations	$349,791	$319,390

As of December 31, 2010, reclamation and remediation obligations of $369.5 million consisted of $63.5 million related to locations that are closed or inactive. As of December 31, 2009, reclamation and remediation obligations of $333.1 million consisted of $61.4 million related to locations that were closed or inactive. The credit-adjusted, risk-free interest rates used to calculate our reclamation obligation were 8.02% and 9.45% at January 1, 2010 and 2009, respectively. See Note 25 for further discussion regarding our selenium remediation obligation.

As of December 31, 2010, we had $282.6 million in surety bonds and letters of credit outstanding to secure our reclamation and remediation obligations.

As of December 31, 2010, Arch Coal, Inc. (Arch) held surety bonds of $91.2 million related to properties acquired by Patriot in the Magnum acquisition, of which $89.5 million related to reclamation. We have posted letters of credit in Arch’s favor, as required.

(20)	Workers’ Compensation Obligations

Certain of our operations are subject to the Federal Coal Mine Health and Safety Act of 1969, and the related workers’ compensation laws in the states in which we operate. These laws require our operations to pay benefits for occupational disease resulting from coal workers’ pneumoconiosis (occupational disease or black lung).

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We provide income replacement and medical treatment for work related traumatic injury claims as required by applicable state laws. Provisions for estimated claims incurred are recorded based on estimated loss rates applied to payroll and claim reserves. Certain of our operations are required to contribute to state workers’ compensation funds for costs incurred by the state using a payroll-based assessment by the applicable state. Provisions are recorded using the payroll-based assessment criteria.

The workers’ compensation provision consists of the following components:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Service cost	$9,258	$5,462	$3,382
Interest cost	8,963	9,042	9,876
Net amortization of actuarial gains	(3,003)	(4,504)	(4,009)

Total occupational disease	15,218	10,000	9,249
Traumatic injury claims	20,944	18,798	13,261
State assessment taxes	2,029	2,503	2,546

Total provision	$38,191	$31,301	$25,056

The increase in occupational disease costs in 2010 reflected additional employees as new mines began operations as well as changes to actuarial assumptions such as a lower discount rate and the impact from the 2010 healthcare legislation as discussed below. The increase in occupational disease and traumatic workers’ compensation costs in 2009 primarily reflects the integration of Magnum operations.

The weighted-average assumptions used to determine the workers’ compensation expense were as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate:
Occupational disease	5.90%	6.00%	6.40%
Traumatic injury	4.80%	6.06%	5.80%
Inflation rate	3.00%	3.50%	3.50%

Workers’ compensation obligations consist of amounts accrued for loss sensitive insurance premiums, uninsured claims, and related taxes and assessments under black lung and traumatic injury workers’ compensation programs.

The workers’ compensation obligations consisted of the following:

	December 31,
	2010	2009
	(Dollars in thousands)
Occupational disease costs	$174,014	$152,079
Traumatic injury claims	72,272	68,249

Total obligations	246,286	220,328
Less current portion (included in Accrued expenses)	(25,529)	(26,609)

Noncurrent obligations (included in Workers’ compensation obligations)	$220,757	$193,719

The accrued workers’ compensation liability recorded on the consolidated balance sheets at December 31, 2010 and 2009 reflects the accumulated benefit obligation less any portion that is currently funded. The accumulated actuarial gain of $8.5 million that has not yet been reflected in net periodic postretirement benefit costs is included in “Accumulated other comprehensive loss.”

As of December 31, 2010, we had $151.5 million in surety bonds and letters of credit outstanding to secure workers’ compensation obligations.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The reconciliation of changes in the occupational disease liability benefit obligation is as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Change in benefit obligation:
Beginning of year obligation	$152,079	$154,527
Service cost	9,258	5,462
Interest cost	8,963	9,042
Net change in actuarial gain	12,668	(6,508)
Benefit and administrative payments	(8,954)	(10,444)

Net obligation at end of year	174,014	152,079
Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Employer contributions	8,954	10,444
Benefits paid	(8,954)	(10,444)

Fair value of plan assets at end of period	—	—

Obligation at end of period	$174,014	$152,079

The liability for occupational disease claims represents the actuarially-determined present value of known claims and an estimate of future claims that will be awarded to current and former employees. The liability for occupational disease claims was based on a discount rate of 5.5% and 5.9% at December 31, 2010 and 2009, respectively. Traumatic injury workers’ compensation obligations are estimated from both case reserves and actuarial determinations of historical trends, discounted at 4.5% and 4.8% as of December 31, 2010 and 2009, respectively.

2010 Healthcare Legislation

In March 2010, the Patient Protection and Affordable Care Act, and a companion bill, the Health Care and Education Reconciliation Act of 2010, (collectively, the 2010 healthcare legislation) were enacted, potentially impacting our costs to provide healthcare benefits to our eligible active and certain retired employees and workers’ compensation benefits related to occupational disease.

The 2010 healthcare legislation amended previous legislation related to black lung disease, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We were able to evaluate the impact of these changes to our current population of beneficiaries and claimants, resulting in an estimated $11.5 million increase to our obligation. As of March 31, 2010, we recorded this estimate as an increase to our workers’ compensation liability and a decrease to the actuarial gain included in “Accumulated other comprehensive loss” on our balance sheet. We adjusted the amortization of the actuarial gain beginning in the second quarter of 2010. This estimate along with other actuarial assumption changes, mainly discount rate, account for the $12.7 million net change in actuarial gain. As of December 31, 2010, we were not able to estimate the impact of the 2010 healthcare legislation on our obligations related to future black lung claims due to uncertainty around the number of claims that will be filed and how impactful the new award criteria will be to these claim populations.

Federal Black Lung Excise Taxes

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

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(21)	Pension and Savings Plans

Multi-Employer Pension Plans

Certain subsidiaries participate in multi-employer pension plans (the 1950 Plan and the 1974 Plan), which provide defined benefits to substantially all hourly coal production workers represented by the UMWA. Benefits under the UMWA plans are computed based on service with the subsidiaries or other signatory employers. The 1950 Plan and the 1974 Plan qualify as multi-employer benefit plans, allowing us to recognize expense as contributions are made. The expense related to these funds was $21.0 million, $18.3 million and $13.5 million for the year ended December 31, 2010, 2009 and 2008, respectively. In December 2006, the 2007 National Bituminous Coal Wage Agreement was signed, which required funding of the 1974 Plan through 2011 under a phased funding schedule. The funding is based on an hourly rate for certain UMWA workers. Under the labor contract, the per-hour funding rate increased annually, beginning in 2007, until reaching $5.50 in 2011. We expect to pay approximately $27 million related to these funds in 2011. Even with these increased rates, the difficult equity markets over recent years have resulted in materially underfunded multi-employer pension funds and any new rates assigned for 2012 and forward may be higher than the 2011 rate as this deficit is addressed. Furthermore, contributions to these funds could increase as a result of future collective bargaining with the UMWA, a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, lower than expected returns on pension fund assets or other funding deficiencies.

Defined Contribution Plans

Patriot sponsors employee retirement accounts under a 401(k) plan for eligible salaried and non-union hourly employees of the Company (the 401(k) Plan). Generally, Patriot matches voluntary contributions to the 401(k) Plan up to specified levels. The match was temporarily suspended for the second half of 2009, but was reinstated January 1, 2010. A performance contribution feature under the 401(k) plan allows for additional contributions based upon meeting specified performance targets. We recognized 401(k) plan expense of $7.9 million, $4.5 million and $6.1 million for the year ended December 31, 2010, 2009 and 2008, respectively. We recognized additional expense of $7.2 million under the performance contribution feature for the year ended December 31, 2010.

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

(22)	Postretirement Healthcare Benefits

We currently provide healthcare and life insurance benefits to qualifying salaried and hourly retirees and their dependents from defined benefit plans. Plan coverage for health and life insurance benefits is provided to certain hourly retirees in accordance with the applicable labor agreement.

Enacted in March 2010, the 2010 healthcare legislation has both short-term and long-term implications on healthcare benefit plan standards. Implementation of the 2010 healthcare legislation will occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018. Plan standard changes that could affect us in the short term include raising the maximum age for covered dependents to continue to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements. Plan standard changes that could affect us in the long term include a tax on “high cost” plans (excise tax) and the elimination of annual dollar limits per covered individual, among other standard requirements.

Beginning in 2018, the 2010 healthcare legislation will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, it is impractical to reasonably estimate the ultimate impact of the excise tax on our future healthcare costs or postretirement benefit obligation. However, we have incorporated changes to our actuarial assumptions to determine our postretirement benefit obligations utilizing basic assumptions related to pending interpretations. Based on preliminary estimates and these basic assumptions around the pending interpretations of these regulations, the present value of the estimated excise tax does not have a material impact on our postretirement benefit obligation. With the exception of the excise tax, we do not believe any other plan standard changes will be significant to our future healthcare costs for eligible active employees and our postretirement benefit obligation for certain retired employees. However, we will

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

need to continue to evaluate the impact of the 2010 healthcare legislation in future periods as additional information and guidance becomes available.

Net periodic postretirement benefit costs included the following components:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Service cost for benefits earned	$5,695	$3,715	$1,731
Interest cost on accumulated postretirement benefit obligation	75,821	70,509	51,472
Amortization of prior service cost	(809)	(551)	(680)
Amortization of actuarial losses	36,533	18,813	13,516

Net periodic postretirement benefit costs	$117,240	$92,486	$66,039

The following table sets forth the plan’s funded status reconciled with the amounts shown in the consolidated balance sheets:

	December 31,
	2010	2009
	(Dollars in thousands)
Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$1,237,050	$1,064,928
Service cost	5,695	3,715
Interest cost	75,821	70,509
Participant contributions	1,077	969
Plan amendments	—	(19,391)
Benefits paid	(67,374)	(65,203)
Change in actuarial loss	82,490	181,523

Accumulated postretirement benefit obligation at end of period	1,334,759	1,237,050

Change in plan assets:
Fair value of plan assets at beginning of period	—	—
Employer contributions	66,297	64,234
Participant contributions	1,077	969
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(67,374)	(65,203)

Fair value of plan assets at end of period	—	—

Accrued postretirement benefit obligation	1,334,759	1,237,050
Less current portion (included in Accrued expenses)	(65,591)	(67,069)

Noncurrent obligation (included in Accrued postretirement benefit costs)	$1,269,168	$1,169,981

The accrued postretirement benefit liability recorded on the consolidated balance sheets at December 31, 2010 and 2009 reflects the accumulated postretirement benefit obligation less any portion that is currently funded. The accumulated actuarial loss and prior service cost gain of $321.8 million and $4.9 million, respectively, that have not yet been reflected in net periodic postretirement benefit costs are included in “Accumulated other comprehensive loss.”

The change in the actuarial loss in 2010 mainly reflected a decrease in the discount rate and the incorporation of assumptions related to the excise tax promulgated in the 2010 healthcare legislation. The increase in the actuarial loss in 2009 was mainly impacted by a lower discount rate, negative claims cost experience and an increase in expected beneficiaries due to retirement age, turnover rates and mortality rates.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We amortize actuarial gains and losses using a 0% corridor with an amortization period that covers the average remaining service period of active employees (7.55 years, 6.16 years and 6.47 years utilized for 2010, 2009 and 2008, respectively). For the year ending December 31, 2011, an estimated actuarial loss of $43.1 million and an estimated gain from prior service cost of $0.8 million will be amortized from accumulated comprehensive loss into net periodic postretirement costs.

The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Year Ended December 31,
	2010	2009
Discount rate	5.92%	6.30%
Rate of compensation increase	3.50%	3.50%
Measurement date	December 31, 2010	December 31, 2009

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate	6.30%	6.80%	6.80%
Rate of compensation increase	3.50%	3.50%	3.50%
Measurement date	December 31, 2009	December 31, 2008	December 31, 2007

Pursuant to a valuation completed in connection with purchase accounting as of the date of acquisition, the discount rate used for Magnum operations for the five months of 2008 following acquisition was 7.25%.

The following presents information about the assumed healthcare cost trend rate:

	Year Ended December 31,
	2010	2009
Healthcare cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches that ultimate trend rate	2017	2016

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one percentage-point change in the assumed healthcare cost trend would have the following effects:

	+1.0%	-1.0%
	(Dollars in thousands)
Effect on total service and interest cost components	$11,021	$(9,390)
Effect on year-end postretirement benefit obligation	175,230	(145,930)

Plan Assets

Our postretirement benefit plans are unfunded.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated Future Benefits Payments

The following benefit payments (net of retiree contributions), which reflect expected future service, as appropriate, are expected to be paid by Patriot:

Postretirement Benefit Payments
(Dollars in thousands)
2011	$65,591
2012	76,386
2013	81,646
2014	85,943
2015	90,140
2016-2020	486,930

Plan Changes

In 2009, changes were made to certain defined benefit plans for retired and active, salaried individuals resulting in a reduction to projected healthcare costs of $8.5 million that will be amortized over 7.0 years and a reduction to projected healthcare costs of $10.9 million that will be amortized over 12.5 years.

Assumption of Certain Patriot Liabilities

Peabody assumed certain of our retiree healthcare liabilities at the spin-off, which had a present value of $680.9 million as of December 31, 2010 and are not reflected above. These liabilities included certain obligations under the Coal Act for which Peabody and Patriot are jointly and severally liable, obligations under the 2007 National Bituminous Coal Wage Act for which Patriot is secondarily liable, and obligations for certain active, vested employees of Patriot.

Multi-Employer Benefit Plans

Retirees formerly employed by certain subsidiaries and their predecessors receive health and death benefits provided by the Combined Fund, a fund created by the Coal Act, if they meet the following criteria: they were members of the UMWA; last worked before January 1, 1976; and were receiving health benefits on July 20, 1992. The Coal Act requires former employers (including certain entities of the Company) and their affiliates to contribute to the Combined Fund according to a formula. No new retirees will be added to this group. The Coal Act also established the 1992 Benefit Plan, which provides medical benefits to persons who are not eligible for the Combined Fund, who retired prior to October 1, 1994. Beneficiaries may continue to be added to this fund as employers default in providing their former employees with retiree medical benefits, but the overall exposure for new beneficiaries into this fund is limited to retirees covered under their employer’s plan who retired prior to October 1, 1994. A prior national labor agreement established the 1993 Benefit Plan to provide health benefits for retired miners not covered by the Coal Act. The 1993 Benefit Plan provides benefits to qualifying retired former employees, who retired after September 30, 1994, of certain signatory companies which have gone out of business and defaulted in providing their former employees with retiree medical benefits. Beneficiaries continue to be added to this fund as employers go out of business. We expect to pay $11.3 million in 2011 related to these funds.

The Surface Mining Control and Reclamation Act of 2006 (the 2006 Act), enacted in December 2006, amended the federal laws establishing the Combined Fund and 1992 Benefit Plan and addressed certain provisions of the 1993 Benefit Plan. Among other things, the 2006 Act guaranteed full funding of all beneficiaries in the Combined Fund, provided funds on a phased-in basis for the 1992 Benefit Plan, and authorized the trustees of the 1993 Benefit Plan to determine the contribution rates through 2010 for pre-2007 beneficiaries. The new and additional federal expenditures to the Combined Fund, 1992 Benefit Plan, 1993 Benefit Plan and certain Abandoned Mine Land payments to the states and Indian tribes are collectively limited by an aggregate annual cap of $490 million. To the extent that (i) the annual funding of the programs exceeds this amount (plus the amount of interest from the Abandoned Mine Land trust fund paid with respect to the Combined Fund), and (ii) Congress does not allocate additional funds to cover the shortfall, contributing employers and affiliates, including some of our entities, would be responsible for the additional costs.

We have recorded actuarially determined liabilities related to the Combined Fund. The noncurrent portion related to these obligations was $39.0 million and $42.2 million as of December 31, 2010 and 2009, respectively, and is reflected in “Obligation to industry fund” in the consolidated balance sheets. The current portion related to these obligations reflected in “Trade accounts payable and accrued expenses” in the consolidated balance sheets was $5.9 million and $6.3 million as of December 31, 2010 and 2009,

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively. Expense of $3.2 million was recognized related to these obligations for the year ended December 31, 2010, and consisted of interest of $2.6 million and amortization of actuarial loss of $0.6 million. Expense of $3.2 million was recognized related to these obligations for the year ended December 31, 2009, and consisted of interest of $3.4 million and amortization of actuarial gain of $0.2 million. Expense of $2.6 million was recognized related to these obligations for the year ended December 31, 2008, and consisted of interest of $2.7 million and amortization of actuarial gain of $0.1 million. We made payments of $6.0 million, $6.3 million and $6.1 million related to these obligations for the year ended December 31, 2010, 2009 and 2008, respectively.

The obligation to industry fund recorded on the consolidated balance sheets at December 31, 2010 and 2009 reflects the obligation less any portion that is currently funded. The accumulated actuarial gain or loss that has not yet been reflected in expense as of December 31, 2010 and 2009 was a loss of $1.1 million and $1.8 million, respectively, and is included in “Accumulated other comprehensive loss.”

A portion of these funds qualify as multi-employer benefit plans, which allows us to recognize expense as contributions are made. The expense related to these funds was $10.0 million, $11.2 million and $11.8 million for the year ended December 31, 2010, 2009 and 2008, respectively.

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

(23)	Related Party Transactions

At December 31, 2010, ArcLight Energy Partners Fund I L.P. (ArcLight) was a significant stockholder of Patriot due to its former ownership of Magnum. In January 2007, ArcLight purchased from a third party rights to a royalty stream based on coal mined on certain properties, and then leased the rights to one of Magnum’s operations. Royalty payments to ArcLight for the years ended December 31, 2010 and 2009 and for the period from July 23, 2008 to December 31, 2008 were approximately $1.0 million, $1.0 million and $475,000, respectively.

(24)	Guarantees

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

Letters of Credit and Bonding

Letters of credit and surety bonds in support of our reclamation, lease, workers’ compensation and other obligations were as follows as of December 31, 2010:

	Reclamation and Remediation Obligations	Workers’ Compensation Obligations	Retiree Health Obligations	Other(1)	Total
	(Dollars in thousands)
Surety bonds	$138,646	$44	$—	$11,011	$149,701
Letters of credit	143,938	151,476	56,678	3,207	355,299
Third-party guarantees	—	—	—	8,419	8,419

	$282,584	$151,520	$56,678	$22,637	$513,419

(1)	Includes collateral for surety companies and bank guarantees, road maintenance and performance guarantees.

As of December 31, 2010, Arch held surety bonds of $91.2 million related to properties acquired by Patriot in the Magnum acquisition, of which $89.5 million related to reclamation. We have posted letters of credit in Arch’s favor, as required.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of the spin-off, Peabody had guaranteed certain of our workers’ compensation obligations with the U.S. Department of Labor (DOL). We posted our own surety directly with the DOL in early 2011.

In relation to an exchange transaction involving the acquisition of Illinois Basin coal reserves in 2005, we guaranteed bonding for a partnership in which we formerly held an interest. The aggregate amount that we guaranteed was $2.8 million and the fair value of the guarantee recognized as a liability was $0.2 million as of December 31, 2010. Our obligation under the guarantee extends to September 2015.

Other Guarantees

We are the lessee or sublessee under numerous equipment and property leases. It is common in such commercial lease transactions for Patriot, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of our operations. We expect that losses with respect to leased property would be covered by insurance (subject to deductibles). Patriot and certain of our subsidiaries have guaranteed other subsidiaries’ performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, our maximum potential obligations under the leases are equal to the respective future minimum lease payments, assuming no amounts could be recovered from third parties.

(25)	Commitments and Contingencies

Commitments

As of December 31, 2010, purchase commitments for capital expenditures were $27.0 million.

Other

On occasion, we become a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Our significant legal proceedings are discussed below.

Clean Water Act Permit Issues

The federal Clean Water Act (CWA) and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. In particular, the CWA requires effluent limitations and treatment standards for wastewater discharge through the National Pollutant Discharge Elimination System (NPDES) program. NPDES permits, which we must obtain for both active and historical mining operations, govern the discharge of pollutants into water, require regular monitoring and reporting and set forth performance standards. States are empowered to develop and enforce “in-stream” water quality standards, which are subject to change and must be approved by the Environmental Protection Agency (EPA). In-stream standards vary from state to state.

Environmental claims and litigation in connection with our various NPDES permits, and related CWA issues, include the following:

EPA Consent Decree

In February 2009, we entered into a consent decree with the EPA and the West Virginia Department of Environmental Protection (WVDEP) to resolve certain claims under the CWA and the West Virginia Water Pollution Control Act relating to our NPDES permits at several mining operations in West Virginia. The consent decree was entered by the federal district court on April 30, 2009. The consent decree, among other things, requires us to implement an enhanced company-wide environmental management system, which includes regular compliance audits, electronic tracking and reporting, and annual training for all employees and contractors with environmental responsibilities. We could be subject to stipulated penalties in the future for failure to comply with certain permit requirements as well as certain other terms of the consent decree. Because our operations are complex and periodically experience exceedances of our permit limitations, it is possible that we will have to pay stipulated penalties in the future, but we do not expect the amounts of any such penalties to be material.

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

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We continue to install treatment systems at various permitted outfalls, but we have been unable to comply with selenium discharge limits due to the ongoing inability to identify a treatment system that can remove selenium sustainably, consistently and uniformly under all variable conditions experienced at our mining operations. While we are actively continuing to explore treatment options, there can be no assurances as to when a definitive solution will be identified and implemented or whether we can meet the July 2012 deadline.

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

On March 19, 2009, the U.S. District Court approved two separate consent decrees, one between Apogee and the plaintiffs and the other between Hobet and the plaintiffs. The consent decrees extended the deadline to comply with water discharge limits for selenium with respect to the permits covered by the Federal Apogee Case and the Federal Hobet Case to April 5, 2010 and added interim reporting requirements up to that date. We agreed to, among other things, undertake pilot projects at Apogee and Hobet involving reverse osmosis technology along with interim reporting obligations and to comply with our NPDES permits’ water discharge limits for selenium by April 5, 2010. On February 26, 2010, we filed a motion requesting a hearing to discuss the modification of the March 19, 2009 consent decrees to, among other things, extend the compliance deadline to July 2012 in order to continue our efforts to identify viable treatment alternatives. On April 18, 2010, the plaintiffs in the Federal Apogee Case filed a motion asking the court to issue an order to show cause why Apogee should not be found in contempt for its failure to comply with the terms and conditions of the March 19, 2009 consent decree. The remedies sought by the plaintiffs included compliance with the terms of the consent decree, the imposition of fines and an obligation to pay plaintiffs’ attorneys fees. A hearing to discuss these motions was held beginning on August 9, 2010. See September 1, 2010 U.S. District Court Ruling below for the outcome of this hearing.

Federal Hobet Surface Mine No. 22 Case

In March 2010, the U.S. District Court permitted a lawsuit to proceed that was filed in October 2009 by OVEC and other environmental groups against Hobet, alleging that Hobet has in the past violated, and continued to violate, effluent limitations for selenium in an NPDES permit and the requirements of a Surface Mining Control and Reclamation Act (SMCRA) permit for Hobet Surface Mine No. 22 and seeking injunctive relief. We refer to this as the Federal Hobet Surface Mine No. 22 Case. In June 2010, the U.S. District Court denied Hobet’s motion to dismiss the case and ruled in favor of the plaintiffs, finding that Hobet had violated its NPDES and SMCRA permits at Hobet Surface Mine No. 22 and that the plaintiffs were entitled to injunctive relief. In addition to the Federal Apogee Case, the scope and terms of injunctive relief in the Federal Hobet Surface Mine No. 22 Case were discussed at the hearing that began on August 9, 2010. See September 1, 2010 U.S. District Court Ruling below for the outcome of this hearing.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Federal Catenary/Hobet Case

On June 18, 2010, OVEC and three other environmental groups filed a lawsuit against Hobet and Catenary in the U.S. District Court under the citizen suit provisions of the CWA and SMCRA. We refer to this case as the Federal Catenary/Hobet Case. The plaintiffs allege that Hobet and Catenary have discharged, and continue to discharge selenium in violation of their NPDES and SMCRA permits. The Federal Catenary/Hobet Case involves the same two NPDES permits that are the subject of the Catenary WVDEP Action and the same four NPDES permits that are the subject of the WVDEP Action and the Federal Hobet Case. The plaintiffs seek, among other remedies, immediate compliance with the limits of the NPDES permits, the imposition of fines and penalties, as well as injunctions prohibiting Hobet and Catenary from further violating laws and their permits. On October 22, 2010, we entered into an agreement with OVEC and the other environmental groups, pursuant to which the plaintiffs agreed, among other things, to dismiss without prejudice the Federal Catenary/Hobet Case. In November 2010, this case was dismissed.

February 2011 Litigation

In February 2011, OVEC and two other environmental groups filed a lawsuit against us, Apogee, Catenary and Hobet, alleging violations of ten NPDES permits and certain SMCRA permits. The ten NPDES permits include the six permits that were previously the subject of the Federal Catenary/Hobet Case. The plaintiffs are seeking fines, compliance with permit limits and other requirements, and injunctive relief.

September 1, 2010 U.S. District Court Ruling

On September 1, 2010, the U.S. District Court found Apogee in contempt for failing to comply with the March 19, 2009 consent decree entered in the Federal Apogee Case. Apogee was ordered to install an FBR water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits by March 1, 2013. Additionally, the court ordered Hobet to submit by October 1, 2010 a proposed schedule to develop a treatment plan for one outfall and to come into compliance with applicable discharge limits under the Hobet Surface Mine No. 22 permit by May 1, 2013. Apogee and Hobet were required to jointly establish an irrevocable $45 million letter of credit in support of the requirements of this ruling. The court also appointed a Special Master who is authorized to monitor, supervise and direct Apogee’s and Hobet’s compliance with, and hear disputes that arise under, the September 1, 2010 order as well as other orders of the U.S. District Court.

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

Pursuant to the September 1, 2010 ruling, we will record the costs to install the FBR water treatment facility for the three Apogee outfalls as capital expenditures when incurred. The capital expenditure for the facility is estimated to be approximately $50 million. In addition, the estimated future on-going operating cash flows required to meet our legal obligation for remediation at the three Apogee outfalls have changed from our original estimates based on the September 1, 2010 ruling. As such, we increased the portion of the liability related to Apogee by updating the fair value of the on-going costs related to these three outfalls and recorded the $20.7 million difference between this updated value and our previously recorded liability directly to income, through “Reclamation and remediation obligation expense” in the third quarter of 2010.

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

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Selenium Remediation Liability

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

The fair value of our total liability to treat selenium discharges is $115.3 million as of December 31, 2010, including the $20.7 million adjustment discussed above. The current portion of the estimated liability is $19.7 million and is included in “Trade accounts payable and accrued expenses” and the long-term portion is recorded in “Reclamation and remediation obligations” on our consolidated balance sheets. Our estimated future payments for selenium remediation average approximately $12 million each year over the next five years.

Our liability to treat selenium discharges at the other outfalls not addressed in the September 1, 2010 ruling is based on the use of ZVI technology. We are currently continuing to install ZVI systems according to our original remediation strategy, while also performing a further review of other potential water treatment technology or other alternatives. Our remediation strategy reflects implementing scalable ZVI systems at each outfall due to its modular design that can be reconfigured as further knowledge and certainty is gained. Initial ZVI testing has identified potential system shortfalls, and to date ZVI has not been demonstrated to perform consistently and sustainably in achieving effluent selenium limitations or in treating the expected flows at these outfalls. However, based on the flexibility of the scalable system for configuration adjustments, we plan to continue to pursue the ZVI treatment systems and determine whether modifications to the system could result in its ability to treat selenium successfully.

At this time, there is no plan to install FBR or any technology other than ZVI at the other outfalls as neither FBR nor other technologies have been proven effective on a full-scale basis. However, we are continuing to research various treatment alternatives in addition to ZVI for the other outfalls. If ZVI is not ultimately successful in treating the effluent selenium exceedances at these additional outfalls, we may be required to install alternative treatment technologies. The cost of other technologies could be materially higher than the costs reflected in our liability. Furthermore, costs associated with potential modifications to ZVI or the scale of the planned ZVI systems to be installed could also cause the costs to be materially higher than the costs reflected in our liability.

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

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition to the uncertainties related to technology discussed above, future changes to legislation, compliance with judicial rulings, consent decrees and regulatory requirements, findings from current research initiatives and the pace of future technological progress could result in costs that differ from our current estimates, which could have a material adverse affect on our results of operations, cash flows and financial condition.

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

In the second action, motions to dismiss have been filed, asserting that the allegations asserted by the plaintiffs are conclusory in nature and likely deficient as a matter of law. Most of the other defendants also filed motions to dismiss. Both actions were stayed during the pendency of the appeals to the West Virginia Supreme Court of Appeals in a similar case which was dismissed in April 2010.

The outcome of the flood litigation is subject to numerous uncertainties. Based on our evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, we believe this matter is likely to be resolved without a material adverse effect on our financial condition, results of operations and cash flows.

Other Litigation and Investigations

Apogee has been sued, along with eight other defendants, including Monsanto Company, Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. The lawsuits were filed in October 2007, but not served on Apogee until February 2008, and each of the 75 lawsuits are identical except for the named plaintiff. In December 2009, Apogee was served with 167 additional lawsuits with the same allegations as the original 75 lawsuits. In January 2011, Apogee was served with one additional similar lawsuit. Each lawsuit alleges personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of December 31, 2010, 45 of the lawsuits have been dismissed. Under the terms

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.

We are a defendant in litigation involving Peabody, in relation to their negotiation and June 2005 sale of two properties previously owned by two of our subsidiaries. Environmental Liability Transfer, Inc. (ELT) and its subsidiaries commenced litigation against these subsidiaries in the Circuit Court of the City of St. Louis in the State of Missouri alleging, among other claims, fraudulent misrepresentation, fraudulent omission, breach of duty and breach of contract. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot and Peabody are treating the case as a joint action with joint representation and equal sharing of costs. Peabody and Patriot filed counterclaims against the plaintiffs in connection with the sales of both properties. Motions for summary judgment on the complaint and counterclaim were filed by Peabody and Patriot and were denied. A trial date has been set for September 2011. Alleged damages are currently estimated to be as high as $100 million, in addition to punitive damages. We are unable to predict the likelihood of success of the plaintiffs’ claims. Although we intend to defend ourselves vigorously against all claims, we may consider alternative resolutions to this matter if they would be in the best interest of the Company.

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

One of our subsidiaries is a defendant in several related lawsuits filed in the Circuit Court of Boone County, West Virginia. As of December 31, 2010, there were approximately 140 related lawsuits. In addition to our subsidiary, the lawsuits name Peabody and other coal companies with mining operations in Boone County. The plaintiffs in each case allege contamination of their drinking water wells over a period in excess of 30 years from coal mining activities in Boone County, including underground coal slurry injection and coal slurry impoundments. The lawsuits seek property damages, personal injury damages and medical monitoring costs. The Boone County Public Service Commission is in the process of installing public water lines and most of the plaintiffs have access to public water. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from the spin-off, Patriot is indemnifying and defending Peabody in this litigation. In December 2009, we filed a third-party complaint against our current and former insurance carriers seeking coverage for this litigation under the applicable insurance policies. The lawsuits have been settled subject to court approval and are fully reserved.

In late January 2010, the U.S. Attorney’s office and the State of West Virginia began investigations relating to one or more of our employees making inaccurate entries in official mine records at our Federal No. 2 mine. We continue to investigate this matter internally. We terminated one employee and two other employees resigned after being placed on administrative leave. The terminated employee subsequently admitted to falsifying inspection records and has been cooperating with the U.S. Attorney’s office. In April 2010, we received a federal subpoena requesting methane detection systems equipment used at our Federal No. 2 mine since July 2008 and the results of tests performed on the equipment since that date. We have provided the equipment and information as required by the subpoena.

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

(26)	Segment Information

We report our operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of our mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining and preparation of thermal coal, sold primarily to electricity generators and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining and preparation of thermal coal, sold primarily to electricity generators. For the year ended December 31, 2010 and 2009, our sales to electricity generators were 78% and 83%, of our total volume, respectively. Our sales to steel and coke producers were 22% and 17% of our total volume for the year ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010 and 2009, our revenues attributable to foreign countries, based on where the product was shipped, were $555.0 million and $322.2 million, respectively. We utilize underground and surface mining methods and produce coal with high and medium Btu content. Our operations have relatively short

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

shipping distances from the mine to most of our domestic utility customers and certain metallurgical coal customers. “Corporate and Other” includes selling and administrative expenses, net gain on disposal or exchange of assets and costs associated with past mining obligations.

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

Operating segment results for the year ended December 31, 2010 were as follows:

	Appalachia	Illinois Basin	Corporate and Other	Consolidated
	(Dollars in thousands)
Revenues	$1,759,077	$276,034	$—	$2,035,111
Adjusted EBITDA	316,324	1,295	(175,758)	141,861
Additions to property, plant, equipment and mine development	97,902	23,379	1,708	122,989
Income from equity affiliates	9,476	—	—	9,476

Operating segment results for the year ended December 31, 2009 were as follows:

	Appalachia	Illinois Basin	Corporate and Other	Consolidated
	(Dollars in thousands)
Revenues	$1,776,204	$269,079	$—	$2,045,283
Adjusted EBITDA	294,373	8,550	(192,178)	110,745
Additions to property, plant, equipment and mine development	69,931	7,437	895	78,263
Income from equity affiliates	398	—	—	398

Operating segment results for the year ended December 31, 2008 were as follows:

	Appalachia	Illinois Basin	Corporate and Other	Consolidated
	(Dollars in thousands)
Revenues	$1,370,979	$283,643	$—	$1,654,622
Adjusted EBITDA	172,994	13,155	(141,911)	44,238
Additions to property, plant, equipment and mine development	109,428	8,823	3,137	121,388
Loss from equity affiliates	915	—	—	915

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of Adjusted EBITDA to net income (loss) follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Adjusted EBITDA	$141,861	$110,745	$44,238
Depreciation, depletion and amortization	(188,074)	(205,339)	(125,356)
Reclamation and remediation obligation expense	(63,034)	(35,116)	(19,260)
Sales contract accretion, net	121,475	298,572	249,522
Restructuring and impairment charge	(15,174)	(20,157)	—
Interest expense	(57,419)	(38,108)	(23,648)
Interest income	12,831	16,646	17,232
Income tax provision	(492)	—	—

Net income (loss)	$(48,026)	$127,243	$142,728

(27)	Stockholders’ Equity

Common Stock

Patriot has 300 million authorized shares of $0.01 par value common stock. Each share of common stock is entitled to one vote in the election of directors and all other matters submitted to stockholder vote. Except as otherwise required by law or provided in any resolution adopted by the Board of Directors with respect to any series of preferred stock, the holders of common stock will possess all voting power. The holders of common stock do not have cumulative voting rights. In general, all matters submitted to a meeting of stockholders, other than as described below, shall be decided by vote of a majority of the shares of Patriot’s common stock. Directors are elected by a plurality of the shares of Patriot’s common stock.

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

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes common stock activity from December 31, 2007 to December 31, 2010:

Shares Outstanding
December 31, 2007	53,517,536
Stock grants to employees	5,697
Employee stock purchases	56,654
Shares issued to Magnum shareholders	23,803,312

December 31, 2008	77,383,199
Stock grants to employees	553,428
Employee stock purchases	370,583
Shares issued in equity offering	12,000,000
Stock options exercised	12,729

December 31, 2009	90,319,939
Stock grants to employees	259,458
Employee stock purchases	304,101
Stock options exercised	61,097

December 31, 2010	90,944,595

Preferred Stock

In addition to the common stock, the Board of Directors is authorized to issue up to 10 million shares of $0.01 par value preferred stock. The authorized preferred shares include 1,000,000 shares of Series A Junior Participating Preferred Stock. Our certificate of incorporation authorizes the Board of Directors, without the approval of the stockholders, to fix the designation, powers, preferences and rights of one or more series of preferred stock, which may be greater than those of the common stock. We believe that the ability of the Board to issue one or more series of preferred stock will provide us with flexibility in structuring possible future financings and acquisitions and in meeting other corporate needs that might arise. The issuance of shares of preferred stock, or the issuance of rights to purchase shares of preferred stock, could be used to discourage an unsolicited acquisition proposal. There were no outstanding shares of preferred stock as of December 31, 2010.

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

The rights have certain anti-takeover effects. If the rights become exercisable, the rights will cause substantial dilution to a person or group that attempts to acquire Patriot on terms not approved by the Board of Directors, except pursuant to any offer conditioned on a substantial number of rights being acquired. The rights should not interfere with any merger or other business combination approved by the Board since the rights may be redeemed by Patriot at a nominal price prior to the time that a person or group has acquired beneficial ownership of 15% or more of common stock. Thus, the rights are intended to encourage persons who may seek to acquire control of Patriot to initiate such an acquisition through negotiations with the Board. However, the effect of the rights may be to discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial equity position in our equity securities or seeking to obtain control of Patriot. To the extent any potential acquirers are deterred by the rights, the rights may have the effect of preserving incumbent management in office. There were no outstanding shares of Series A Junior Participating Preferred Stock as of December 31, 2010.

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

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(28)	Stock-Based Compensation

We have one equity incentive plan for employees and eligible non-employee directors that allows for the issuance of share-based compensation in the form of restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, performance awards, restricted stock units and deferred stock units. Members of our Board of Directors are eligible for deferred stock unit grants at the date of their election and annually. This plan has 11.7 million shares of our common stock available for grant, with 7.3 million shares remaining available for grant as of December 31, 2010. Additionally, we have established an employee stock purchase plan that provides for the purchase of up to 2.5 million shares of our common stock, with 1.8 million shares available for grant as of December 31, 2010.

Share-based compensation expense of $10.7 million, $11.4 million and $7.3 million was recorded in “Selling and administrative expenses” in the consolidated statements of operations for the year ended December 31, 2010, 2009 and 2008, respectively, and $1.2 million, $1.3 million and $0.6 million was recorded in “Operating costs and expenses” for the year ended December 31, 2010, 2009 and 2008, respectively. Share-based compensation expense included $0.5 million, $0.9 million and $1.4 million related to awards from restricted stock and stock options granted by Peabody to Patriot employees prior to spin-off for the year ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the total unrecognized compensation cost related to nonvested awards granted after the spin-off was $17.0 million, net of taxes, which is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2010, the total unrecognized compensation cost related to nonvested awards granted by Peabody prior to the spin-off was less than $0.1 million, net of taxes, which is expected to be recognized in 2011.

Restricted Stock

We have restricted stock agreements in place for grants to employees and service providers of Patriot and our subsidiaries. Certain of these agreements provide that restricted stock issued will fully vest on the third anniversary of the date the restricted stock was granted, while more recent grants provide a graded vesting schedule over three years. The restricted stock will fully vest sooner if a grantee terminates employment with or stops providing services to Patriot because of death or disability, or if a change in control occurs, as defined in the equity plan.

A summary of restricted stock award activity is as follows:

	Year Ended December 31, 2010	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	934,112	$11.88
Granted	378,934	17.08
Canceled	(69,317)	26.50
Settled	(301,774)	18.77

Nonvested at December 31, 2010	941,955	10.70

Restricted Stock Units

We have long-term incentive restricted stock unit agreements in place for grants to employees and service providers. These agreements grant restricted stock units that vest over time as well as restricted stock units that vest based upon our financial performance. In general, the restricted stock units that vest over time will be 50% vested on the fifth anniversary of the initial date of grant, 75% vested on the sixth such anniversary and 100% vested on the seventh such anniversary. The restricted stock units that vest over time will fully vest sooner if a grantee terminates employment with or stops providing services to Patriot because of death or disability, or if a change in control occurs, as defined in the equity plan.

In addition, we have deferred stock unit agreements in place for grants to non-employee directors of Patriot. These agreements provide that the deferred stock units will fully vest on the first anniversary of the date of grant, if the non-employee director served as a director for the entire one-year period between the date of grant and the first anniversary of the grant. The deferred stock units will fully vest sooner if a non-employee director ceases to be a Patriot director due to death or disability, or if a change in control occurs (as such term is defined in the Equity Plan). Any unvested deferred stock units will be forfeited if a non-employee director terminates service with Patriot for any reason other than death or disability prior to the first anniversary of the grant date. After vesting, the deferred stock units will be settled by issuing shares of Patriot common stock equal to the number of deferred stock units, and the settlement will occur upon the earlier of (i) the non-employee director’s termination of service as a director or (ii) the third anniversary of the grant date or a different date chosen by the non-employee director, provided the date was chosen by the non-employee director prior to January 1 of the year in which the director received the grant.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of restricted stock time-based units and deferred stock units award activity is as follows:

	Year Ended December 31, 2010	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	513,293	$19.65
Granted	22,542	17.30
Forfeited	(66,400)	32.84
Vested	(59,568)	5.13

Nonvested at December 31, 2010	409,867	19.49

As of December 31, 2010, there were 61,462 deferred stock units vested that had an aggregate intrinsic value of $1.2 million.

Certain performance-based restricted stock units vest according to a formula, which is primarily based on our financial performance as measured by EBITDA, return on equity and leverage ratios. The achievement of the performance-based unit calculations is determined on December 31 following the fifth, sixth and seventh anniversaries of the initial grant date. We estimated the number of performance-based units that are expected to vest and utilized this amount in the calculation of the stock-based compensation expense related to these awards. Any changes to this estimate will impact stock-based compensation expense in the period the estimate is changed.

We have also granted performance-based stock units that vest based on market conditions. The number of shares issued is dependent upon the change in our shareholder value over a three-year vesting period versus the change of various peers for that time period. The fair value of these awards was determined using a Monte Carlo simulation model, allowing us to factor in the probability of various outcomes. The weighted-average fair value of $26.80 was determined using a risk-free rate of 1.49%, an expected option life of 3.0 years, an expected dividend yield of zero, and volatilities that ranged from 73.5% to 116.0%.

A summary of restricted stock performance units award activity is as follows:

	Year Ended December 31, 2010	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	946,675	$18.01
Granted	94,605	26.80
Forfeited	(165,136)	25.75

Nonvested at December 31, 2010	876,144	17.12

Long-Term Incentive Non-Qualified Stock Option

We have long-term incentive non-qualified stock option agreements in place for grants to employees and service providers of Patriot. Generally, the agreements provide that any option awarded will become exercisable in three installments. Options granted in 2007 and 2008 will be 50% exercisable on the fifth anniversary of the November 2007 grant date, 75% exercisable on the sixth such anniversary and 100% exercisable on the seventh such anniversary. Options granted in 2009 and 2010 are exercisable on a graded vesting schedule of 33.33% on each anniversary over a three year period. The option will become fully exercisable sooner if a grantee terminates employment with or stops providing services to Patriot because of death or disability, or if a change in control occurs, as defined in the equity plan. The award will be forfeited if employment terminates for any other reason prior to the time the award becomes vested. No option can be exercised more than ten years after the date of grant, but the ability to exercise the option may terminate sooner upon the occurrence of certain events detailed in the Long-Term Incentive Non-Qualified Stock Option Agreement.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of non-qualified stock options outstanding activity is as follows:

	Year Ended December 31, 2010	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life
Options outstanding at January 1, 2010	1,632,094	$15.92
Granted	189,210	17.30
Forfeited	(250,859)	24.92
Exercised	(61,097)	5.13	$0.3

Options outstanding at December 31, 2010	1,509,348	$15.04	$7.7	6.8

Vested and Exercisable	160,890	$5.13	$2.3	6.8

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

	Year Ended December 31,
	2010	2009	2008
Weighted-average fair value	$9.63	$2.49	$30.10
Risk-free interest rate	1.49%	1.31%	3.55%
Expected option life	2.95 years	2.87 years	6.69 years
Expected volatility	87.67%	78.41%	47.61%
Dividend yield	0%	0%	0%

Employee Stock Purchase Plan

Based on our employee stock purchase plan, eligible full-time and part-time employees are able to contribute up to 15% of their base compensation into this plan, subject to a fair market value limit of $25,000 per person per year as defined by the Internal Revenue Service (IRS). Effective January 1, 2008, employees are able to purchase Patriot common stock at a 15% discount to the lower of the fair market value of our common stock on the initial or final trading dates of each six-month offering period. Offering periods begin on January 1 and July 1 of each year. The fair value of the six-month “look-back” option in our employee stock purchase plan is estimated by adding the fair value of 0.15 of one share of stock to the fair value of 0.85 of an option on one share of stock. We issued 304,101 shares of common stock and recognized $0.8 million expense in “Selling and administrative expenses” and $0.1 million in “Operating costs and expenses” for the year ended December 31, 2010 related to our employee stock purchase plan. We issued 370,583 shares of common stock and recognized $1.1 million expense in “Selling and administrative expenses” and $0.1 million in “Operating costs and expenses” for the year ended December 31, 2009 related to our employee stock purchase plan. We issued 56,654 shares of common stock and recognized $0.7 million expense in “Selling and administrative expenses” and $0.1 million in “Operating costs and expenses” for the year ended December 31, 2008 related to our employee stock purchase plan.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(29)	Summary Quarterly Financial Information (Unaudited)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009, is presented below. Patriot common stock is listed on the New York Stock Exchange under the symbol PCX.

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share and stock price data)
Revenues	$467,257	$538,992	$500,683	$528,179
Operating profit (loss)	10,086	(1,863)	(32,099)	20,930
Net income (loss)	4,261	(13,574)	(45,993)	7,280
Basic earnings (loss) per share	$0.05	$(0.15)	$(0.51)	$0.08
Diluted earnings (loss) per share	$0.05	$(0.15)	$(0.51)	$0.08
Weighted average shares used in calculating basic earnings per share	90,835,561	90,863,950	90,968,377	90,959,138
Stock price - high and low prices	$22.37-$13.87	$24.25-$11.68	$14.03-$9.76	$19.94-11.52

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share and stock price data)
Revenues	$528,936	$506,996	$506,189	$503,162
Operating profit	37,249	34,691	59,775	16,990
Net income	32,143	31,390	52,842	10,868
Basic earnings per share	$0.41	$0.39	$0.59	$0.12
Diluted earnings per share	$0.41	$0.39	$0.58	$0.12
Weighted average shares used in calculating basic earnings per share	77,906,152	79,940,308	90,277,301	90,322,074
Stock price - high and low prices	$9.00-$2.76	$10.90-$3.51	$14.12-$4.97	$17.24-$10.21

(30)	Subsequent Events

On February 9, 2010, the outstanding notes receivable were repaid in full for $115.7 million prior to the scheduled maturity date. These notes were related to the sale of coal reserves and surface land and the book value was $121.5 at December 31, 2010.

(31)	Supplemental Guarantor/Non-Guarantor Financial Information

The following tables present consolidating financial information for: (a) Patriot Coal Corporation (the “Parent”) on a stand-alone basis; (b) the subsidiary guarantors of our 8.25% Senior Notes due 2018 (“Guarantor Subsidiaries”) on a combined basis and (c) the Non-Guarantor Subsidiary, Patriot Coal Receivables (SPV) Ltd., on a stand-alone basis. Each Guarantor Subsidiary is wholly-owned by Patriot Coal Corporation. The guarantees from each of the Guarantor Subsidiaries are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries are jointly, severally and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to investors.

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$2,017,464	$—	$—	$2,017,464
Other revenues	—	17,647	—	—	17,647

Total revenues	—	2,035,111	—	—	2,035,111
Costs and expenses
Operating costs and expenses	122	1,900,582	—	—	1,900,704
Depreciation, depletion and amortization	1,761	186,313	—	—	188,074
Reclamation and remediation obligation expense	—	63,034	—	—	63,034
Sales contract accretion	—	(121,475)	—	—	(121,475)
Restructuring and impairment charge	—	15,174	—	—	15,174
Selling and administrative expenses	50,222	26	—	—	50,248
Net gain on disposal or exchange of assets	—	(48,226)	—	—	(48,226)
Income from equity affiliates	(53,882)	(9,476)	—	53,882	(9,476)

Operating profit (loss)	1,777	49,159	—	(53,882)	(2,946)
Interest expense	49,885	7,534	1,041	(1,041)	57,419
Interest income	(82)	(12,749)	(1,041)	1,041	(12,831)

Income (loss) before income taxes	(48,026)	54,374	—	(53,882)	(47,534)
Income tax provision	—	492	—	—	492

Net income (loss)	$(48,026)	$53,882	$—	$(53,882)	$(48,026)

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$1,995,667	$—	$1,995,667
Other revenues	—	49,616	—	49,616

Total revenues	—	2,045,283	—	2,045,283
Costs and expenses
Operating costs and expenses	254	1,893,165	—	1,893,419
Depreciation, depletion and amortization	2,316	203,023	—	205,339
Reclamation and remediation obligation expense	—	35,116	—	35,116
Sales contract accretion	—	(298,572)	—	(298,572)
Restructuring and impairment charge	—	20,157	—	20,157
Selling and administrative expenses	47,334	1,398	—	48,732
Net gain on disposal or exchange of assets	—	(7,215)	—	(7,215)
Income from equity affiliates	(206,492)	(398)	206,492	(398)

Operating profit	156,588	198,609	(206,492)	148,705
Interest expense	29,415	8,693	—	38,108
Interest income	(70)	(16,576)	—	(16,646)

Income before income taxes	127,243	206,492	(206,492)	127,243
Income tax provision	—	—	—	—

Net income	$127,243	$206,492	$(206,492)	$127,243

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$1,630,873	$—	$1,630,873
Other revenues	—	23,749	—	23,749

Total revenues	—	1,654,622	—	1,654,622
Costs and expenses
Operating costs and expenses	310	1,607,436	—	1,607,746
Depreciation, depletion and amortization	3,267	122,089	—	125,356
Reclamation and remediation obligation expense	—	19,260	—	19,260
Sales contract accretion	—	(279,402)	—	(279,402)
Selling and administrative expenses	35,585	3,022	—	38,607
Net gain on disposal or exchange of assets	—	(7,004)	—	(7,004)
Income from equity affiliates	(202,668)	915	202,668	915

Operating profit	163,506	188,306	(202,668)	149,144
Interest expense	21,349	2,299	—	23,648
Interest income	(571)	(16,661)	—	(17,232)

Income before income taxes	142,728	202,668	(202,668)	142,728
Income tax provision	—	—	—	—

Net income	$142,728	$202,668	$(202,668)	$142,728

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$192,593	$474	$—	$—	$193,067
Accounts receivable and other, net	522	206,843	146,652	(146,652)	207,365
Inventories	—	97,973	—	—	97,973
Prepaid expenses and other current assets	2,603	26,045	—	—	28,648

Total current assets	195,718	331,335	146,652	(146,652)	527,053
Property, plant, equipment and mine development
Land and coal interests	—	2,870,182	—	—	2,870,182
Buildings and improvements	2,554	436,772	—	—	439,326
Machinery and equipment	16,147	663,282	—	—	679,429
Less accumulated depreciation, depletion and amortization	(13,806)	(814,596)	—	—	(828,402)

Property, plant, equipment and mine development, net	4,895	3,155,640	—	—	3,160,535
Notes receivable	—	69,540	—	—	69,540
Investments, intercompany and other assets	1,409,341	(159,146)	—	(1,197,287)	52,908

Total assets	$1,609,954	$3,397,369	$146,652	$(1,343,939)	$3,810,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable and accrued expenses	$26,752	$382,532	$146,652	$(146,652)	$409,284
Below market sales contracts acquired	—	70,917	—	—	70,917
Current portion of debt	—	3,329	—	—	3,329

Total current liabilities	26,752	456,778	146,652	(146,652)	483,530
Long-term debt, less current maturities	424,408	27,121	—	—	451,529
Reclamation and remediation obligations	—	349,791	—	—	349,791
Workers’ compensation obligations	—	220,757	—	—	220,757
Accrued postretirement benefit costs	3,721	1,265,447	—	—	1,269,168
Obligation to industry fund	—	38,978	—	—	38,978
Below market sales contracts acquired, noncurrent	—	92,253	—	—	92,253
Other noncurrent liabilities	2,022	58,927	—	—	60,949

Total liabilities	456,903	2,510,052	146,652	(146,652)	2,966,955
Stockholders’ equity	1,153,051	887,317	—	(1,197,287)	843,081

Total liabilities and stockholders’ equity	$1,609,954	$3,397,369	$146,652	$(1,343,939)	$3,810,036

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$26,574	$524	$—	$27,098
Accounts receivable and other, net	—	188,897	—	188,897
Inventories	—	81,188	—	81,188
Prepaid expenses and other current assets	2,696	11,670	—	14,366

Total current assets	29,270	282,279	—	311,549
Property, plant, equipment and mine development
Land and coal interests	—	2,864,225	—	2,864,225
Buildings and improvements	1,737	394,712	—	396,449
Machinery and equipment	16,314	615,301	—	631,615
Less accumulated depreciation, depletion and amortization	(12,045)	(718,990)	—	(731,035)

Property, plant, equipment and mine development, net	6,006	3,155,248	—	3,161,254
Notes receivable	—	109,137	—	109,137
Investments, intercompany and other assets	1,340,392	(160,764)	(1,143,405)	36,223

Total assets	$1,375,668	$3,385,900	$(1,143,405)	$3,618,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable and accrued expenses	$20,083	$386,268	$—	$406,351
Below market sales contracts acquired	—	150,441	—	150,441
Current portion of debt	—	8,042	—	8,042

Total current liabilities	20,083	544,751	—	564,834
Long-term debt, less current maturities	167,501	30,450	—	197,951
Reclamation and remediation obligations	—	319,390	—	319,390
Workers’ compensation obligations	—	193,719	—	193,719
Accrued postretirement benefit costs	564	1,169,417	—	1,169,981
Obligation to industry fund	—	42,197	—	42,197
Below market sales contracts acquired, noncurrent	—	156,120	—	156,120
Other noncurrent liabilities	1,536	36,941	—	38,477

Total liabilities	189,684	2,492,985	—	2,682,669
Stockholders’ equity	1,185,984	892,915	(1,143,405)	935,494

Total liabilities and stockholders’ equity	$1,375,668	$3,385,900	$(1,143,405)	$3,618,163

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(61,465)	$97,776	$—	$—	$36,311

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(1,708)	(121,281)	—	—	(122,989)
Proceeds from notes receivable	—	33,100	—	—	33,100
Additions to advance mining royalties	—	(21,510)	—	—	(21,510)
Proceeds from disposal or exchange of assets, net of notes receivable	—	1,766	—	—	1,766
Investment in joint venture	—	(300)	—	—	(300)

Net cash used in investing activities	(1,708)	(108,225)	—	—	(109,933)

Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	248,198	—	—	—	248,198
Proceeds from coal reserve financing transaction	—	17,700	—	—	17,700
Deferred financing costs	(20,740)	—	—	—	(20,740)
Long-term debt payments	—	(8,042)	—	—	(8,042)
Proceeds from employee stock programs	2,475	—	—	—	2,475
Intercompany transactions	(737)	737	—	—	—

Net cash provided by financing activities	229,196	10,395	—	—	239,591

Net increase (decrease) in cash and cash equivalents	166,023	(54)	—	—	165,969
Cash and cash equivalents at beginning of period	26,574	524	—	—	27,098

Cash and cash equivalents at end of period	$192,597	$470	$—	$—	$193,067

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(45,370)	$84,981	$—	$39,611

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(896)	(77,367)	—	(78,263)
Proceeds from notes receivable	—	11,000	—	11,000
Additions to advance mining royalties	—	(16,997)	—	(16,997)
Proceeds from disposal or exchange of assets, net of notes receivable	—	5,513	—	5,513
Other	—	1,154	—	1,154

Net cash used in investing activities	(896)	(76,697)	—	(77,593)

Cash Flows From Financing Activities
Proceeds from equity offering, net of costs	89,077	—	—	89,077
Long-term debt payments	—	(5,905)	—	(5,905)
Short-term debt payments	(23,000)	—	—	(23,000)
Proceeds from employee stock programs	2,036	—	—	2,036
Intercompany transactions	2,770	(2,770)	—	—

Net cash provided by (used in) financing activities	70,883	(8,675)	—	62,208

Net increase (decrease) in cash and cash equivalents	24,617	(391)	—	24,226
Cash and cash equivalents at beginning of period	1,957	915	—	2,872

Cash and cash equivalents at end of period	$26,574	$524	$—	$27,098

PATRIOT COAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(37,126)	$100,552	$—	$63,426

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(3,137)	(118,251)	—	(121,388)
Additions to advance mining royalties	—	(11,981)	—	(11,981)
Investment in joint ventures	—	(16,365)	—	(16,365)
Cash acquired in business combinations	—	21,015	—	21,015
Acquisitions	—	(9,566)	—	(9,566)
Proceeds from disposal or exchange of assets, net of notes receivable	—	2,077	—	2,077
Other	—	(2,457)	—	(2,457)

Net cash used in investing activities	(3,137)	(135,528)	—	(138,665)

Cash Flows From Financing Activities
Convertible notes proceeds	200,000	—	—	200,000
Termination of Magnum debt facility	—	(136,816)	—	(136,816)
Deferred financing costs	(10,906)	—	—	(10,906)
Long-term debt payments	—	(2,684)	—	(2,684)
Short-term debt borrowings	23,000	—	—	23,000
Common stock issuance fees	(1,468)	—	—	(1,468)
Proceeds from employee stock programs	1,002	—	—	1,002
Intercompany transactions	(174,902)	174,902	—	—

Net cash provided by financing activities	36,726	35,402	—	72,128

Net increase (decrease) in cash and cash equivalents	(3,537)	426	—	(3,111)
Cash and cash equivalents at beginning of period	5,494	489	—	5,983

Cash and cash equivalents at end of period	$1,957	$915	$—	$2,872

PATRIOT COAL CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

DECEMBER 31, 2010

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Other		Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2008
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$2,731	$12	$—	$40,821	(2)	$43,564
Reserve for materials and supplies	280	288	—	9,375	(2)	9,943
Allowance for doubtful accounts	251	399	(110)	—		540
Year Ended December 31, 2009
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	43,564	252	—	927	(3)	44,743
Reserve for materials and supplies	9,943	(11)	(19)	2,619	(3)	12,532
Allowance for doubtful accounts	540	115	(514)	—		141
Year Ended December 31, 2010
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	44,743	3,112	—	—		47,855
Reserve for materials and supplies	12,532	(3,399)	—	—		9,133
Allowance for doubtful accounts	141	—	—	—		141

(1)	Reserves utilized, unless otherwise indicated.
(2)	Balance reflects the preliminary purchase accounting asset valuation entries for the Magnum acquisition, which occurred on July 23, 2008.
(3)	Activity reflects the final purchase accounting asset valuation entries for the Magnum acquisition, which were finalized in June 2009.