Form 10-Q
period 2011-03-31
Patriot Coal CORP
filed 2011-05-03
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2011

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

There were 91,290,149 shares of common stock with a par value of $0.01 per share outstanding on April 29, 2011.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT COAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	0000000000000	0000000000000
	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$570,378	$464,208
Other revenues	6,646	3,049

Total revenues	577,024	467,257
Costs and expenses
Operating costs and expenses	515,986	433,491
Depreciation, depletion and amortization	44,702	49,612
Reclamation and remediation obligation expense	14,454	10,846
Sales contract accretion	(18,610)	(25,308)
Selling and administrative expenses	12,544	12,774
Net gain on disposal or exchange of assets	(43)	(23,796)
Loss (income) from equity affiliates	78	(448)

Operating profit	7,913	10,086
Interest expense and other	22,860	9,032
Interest income	(46)	(3,442)

Income (loss) before income taxes	(14,901)	4,496
Income tax provision	395	235

Net income (loss)	$(15,296)	$4,261

Weighted average shares outstanding:
Basic	91,284,321	90,835,561
Effect of dilutive securities	-	1,331,396

Diluted	91,284,321	92,166,957

Earnings (loss) per share:
Basic	$(0.17)	$0.05
Diluted	$(0.17)	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	00000000000000	00000000000000
	(Unaudited) March 31, 2011	December 31, 2010
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$241,338	$193,067
Accounts receivable and other, net of allowance for doubtful accounts of $141 as of March 31, 2011 and December 31, 2010	196,371	207,365
Inventories	100,844	97,973
Prepaid expenses and other current assets	41,725	28,648

Total current assets	580,278	527,053
Property, plant, equipment and mine development
Land and coal interests	2,875,177	2,870,182
Buildings and improvements	439,284	439,326
Machinery and equipment	703,517	679,429
Less accumulated depreciation, depletion and amortization	(869,119)	(828,402)

Property, plant, equipment and mine development, net	3,148,859	3,160,535
Notes receivable	-	69,540
Investments and other assets	66,349	52,908

Total assets	$3,795,486	$3,810,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$407,842	$409,284
Below market sales contracts acquired	60,681	70,917
Current portion of debt	3,349	3,329

Total current liabilities	471,872	483,530
Long-term debt, less current maturities	452,214	451,529
Reclamation and remediation obligations	357,206	349,791
Workers’ compensation obligations	223,212	220,757
Accrued postretirement benefit costs	1,272,158	1,269,168
Obligation to industry fund	38,143	38,978
Below market sales contracts acquired, noncurrent	79,203	92,253
Other noncurrent liabilities	57,438	60,949

Total liabilities	2,951,446	2,966,955
Stockholders’ equity
Common stock ($0.01 par value; 300,000,000 shares authorized; 91,290,149 and 90,944,595 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	913	909
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2011 and December 31, 2010)	-	-
Series A Junior Participating preferred stock ($0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2011 and December 31, 2010)	-	-
Additional paid-in capital	965,054	961,285
Retained earnings	173,286	188,582
Accumulated other comprehensive loss	(295,213)	(307,695)

Total stockholders’ equity	844,040	843,081

Total liabilities and stockholders’ equity	$3,795,486	$3,810,036

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	000000000000000000	000000000000000000
	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)

Cash Flows From Operating Activities
Net income (loss)	$(15,296)	$4,261
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	44,702	49,612
Amortization of deferred financing costs	1,815	1,011
Amortization of debt discount	2,312	2,072
Sales contract accretion	(18,610)	(25,308)
Loss on early repayment of note receivable	5,868	-
Net gain on disposal or exchange of assets	(43)	(23,796)
Loss (income) from equity affiliates	78	(448)
Distribution from equity affiliates	1,259	-
Stock-based compensation expense	2,811	4,455
Changes in current assets and liabilities:
Accounts receivable	(41,012)	31,718
Inventories	(2,871)	(14,330)
Other current assets	(11,340)	(9,278)
Accounts payable and accrued expenses	(5,507)	(3,977)
Interest on notes receivable	-	(3,414)
Reclamation and remediation obligations	9,718	6,813
Workers’ compensation obligations	2,529	1,632
Accrued postretirement benefit costs	13,569	12,236
Obligation to industry fund	(742)	(722)
Federal black lung collateralization	(14,990)	-
Other, net	(2,549)	(427)

Net cash provided by (used in) operating activities	(28,299)	32,110

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(30,384)	(35,130)
Proceeds from notes receivable	115,679	9,500
Additions to advance mining royalties	(6,753)	(5,177)
Proceeds from disposal or exchange of assets	279	400

Net cash provided by (used in) investing activities	78,821	(30,407)

Cash Flows From Financing Activities
Long-term debt payments	(1,608)	(2,494)
Deferred financing costs	(1,605)	(900)
Proceeds from employee stock purchases	962	1,082

Net cash used in financing activities	(2,251)	(2,312)

Net increase (decrease) in cash and cash equivalents	48,271	(609)
Cash and cash equivalents at beginning of period	193,067	27,098

Cash and cash equivalents at end of period	$241,338	$26,489

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(1)	Basis of Presentation

Description of Business

Patriot Coal Corporation (Patriot, we, our or the Company) is engaged in the mining and preparation of thermal coal, also known as steam coal, for sale primarily to electricity generators and metallurgical coal, for sale to steel and coke producers. Our mining complexes and coal reserves are located in the eastern and midwestern United States (U.S.), primarily in West Virginia and Kentucky.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Patriot and its subsidiaries. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments: Appalachia and the Illinois Basin. See Note 9 for our segment disclosures.

The accompanying condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three months ended March 31, 2011 may not necessarily be indicative of the results for the year ending December 31, 2011.

(2)	Net Gain on Disposal or Exchange of Assets and Other Transactions

In the normal course of business, we enter into certain exchange agreements swapping non-strategic coal mineral rights or other assets for coal mineral rights which are strategic to our operations.

In March 2010, we received approximately 13 million tons of coal mineral rights contiguous to our Highland mining complex in the Illinois Basin in exchange for non-strategic Illinois Basin coal reserves. We recognized a gain of $24 million on this transaction. The exchange transaction was recorded at fair value. The valuation utilized primarily Level 3 inputs, as defined by authoritative guidance, in a discounted cash flows model including assumptions for future coal sales prices and operating costs. Level 3 inputs were utilized due to the lack of an active, quoted market for coal reserves and due to the inability to use other transaction comparisons because of the unique nature and location of each coal seam.

Other Transactions

In February 2011, outstanding notes receivable related to the 2006 and 2007 sales of coal reserves and surface land were repaid for $115.7 million prior to the scheduled maturity date. At December 31, 2010, the outstanding notes receivable were included in “Accounts receivable and other” and “Notes receivable” on the condensed consolidated balance sheet. The early repayment resulted in a loss of $5.9 million, which is reflected in “Interest expense and other” on the condensed consolidated statement of operations.

In February 2010, we entered into an agreement to purchase certain coal mineral rights from another coal producer. The purchase price of $10 million is included in “Property, plant, equipment and mine development” on the condensed consolidated balance sheet.

Effective April 2010, we entered into an agreement to sell coal mineral rights at our Federal mining complex to a third party lessor and added them to an existing lease. We recorded these transactions as a financing arrangement. Therefore, we recorded the $17.7 million cash consideration as a liability. The liability is being accreted through interest expense over an expected lease term of approximately five years and is being relieved as we make future royalty payments. For the three months ended March 31, 2011, $0.3 million is reflected in “Interest expense and other” on the condensed consolidated statement of operations.

Other revenues include payments from customer settlements, royalties related to coal lease agreements and farm income. Additionally, during the three months ended March 31, 2011, we recognized income as underlying tons were shipped from a coal purchase option sold in a prior year.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(3)	Postretirement Benefit Costs

Net periodic postretirement benefit costs included the following components:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Service cost for benefits earned	$1,405	$1,342
Interest cost on accumulated postretirement benefit obligation	19,269	18,950
Amortization of actuarial loss	10,781	9,138
Amortization of prior service cost	(202)	(138)

Net periodic postretirement benefit costs	$31,253	$29,292

(4)	Income Tax Provision

For the three months ended March 31, 2011 and 2010, we recorded an income tax provision of $0.4 million and $0.2 million, respectively. The income tax provision primarily relates to state taxes. We anticipate a tax net operating loss for the year ending December 31, 2011.

(5)	Earnings per Share

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.

The effect of dilutive securities excludes certain stock options, restricted stock units and convertible debt-related shares because the inclusion of these securities was antidilutive to earnings per share. For the three months ended March 31, 2011, no common stock equivalents were included in the computation of the diluted loss per share because we reported a net loss. For the three months ended March 31, 2010, the effect of dilutive securities included the impact of certain stock options and restricted stock units.

Accordingly, 3.2 million shares and 1.4 million shares related to stock-based compensation awards, and 3.0 million common shares related to the convertible notes, for both periods, were excluded from the diluted earnings (loss) per share calculation for the three months ended March 31, 2011 and 2010, respectively.

(6)	Comprehensive Income (Loss)

The following table sets forth the after-tax components of comprehensive income (loss) for the three months ended March 31, 2011 and 2010:

	000000000000	000000000000
	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net income (loss)	$(15,296)	$4,261
Accumulated actuarial loss and prior service cost realized in net income	10,745	8,906
Net change in fair value of diesel fuel hedge	1,737	1,066

Comprehensive income (loss)	$(2,814)	$14,233

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(7)	Inventories

Inventories consisted of the following:

	00000000000000	00000000000000
	March 31, 2011	December 31, 2010
	(Dollars in thousands)

Materials and supplies	$46,741	$42,056
Saleable coal	38,713	40,478
Raw coal	15,390	15,439

Total	$100,844	$97,973

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

(8)	Credit Facilities

Effective May 5, 2010, we entered into a $427.5 million amended and restated credit agreement with a maturity date of December 31, 2013. The credit facility provides for the issuance of letters of credit and direct borrowings. On January 6, 2011, we entered into an amendment to the credit agreement which, among other things, modified certain limits and minimum requirements of our financial covenants. At March 31, 2011, we were in compliance with the covenants of our amended credit facility.

In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade accounts receivable to the creditors as collateral for any borrowings. Available liquidity under the program fluctuates with the balance of our trade accounts receivable. The outstanding trade accounts receivable balance was $191.1 million and $146.6 million as of March 31, 2011 and December 31, 2010, respectively.

Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the sale of the trade accounts receivable to the creditors does not receive sale accounting treatment. As such, the trade accounts receivable balances remain on our financial statements until settled. Any direct borrowings under the program are recorded as secured debt.

Both the credit agreement and the account receivable securitization program (the facilities) are available for our working capital requirements, capital expenditures and other corporate purposes. As of March 31, 2011 and December 31, 2010, the balance of outstanding letters of credit issued against the facilities totaled $347.3 million and $355.3 million, respectively. There were no outstanding short-term borrowings against either facility as of March 31, 2011 and December 31, 2010. Availability under these facilities was $205.2 million and $197.2 million as of March 31, 2011 and December 31, 2010, respectively.

(9)	Segment Information

We report our operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of our mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining and preparation of thermal coal, sold primarily to electricity generators and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining and preparation of thermal coal, sold primarily to electricity generators. For the three months ended March 31, 2011 and 2010, our sales to electricity generators were 77% and 78% of our total volume, respectively. Our sales to steel and coke producers were 23% and 22% of our total volume for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, our revenues attributable to foreign countries, based on where the product was shipped, were $203.8 million and $116.6 million, respectively. We utilize underground and surface mining methods and produce coal with high and medium Btu content. Our operations have relatively short shipping distances from the mine to most of our domestic utility customers and certain metallurgical coal customers. “Corporate and Other” includes selling and administrative expenses, net gains on disposal or exchange of assets and costs associated with past mining obligations.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Our chief operating decision makers use Adjusted EBITDA as the primary measure of segment profit and loss. We believe that in our industry such information is a relevant measurement of a company’s operating financial performance. Adjusted EBITDA is defined as net income (loss) before deducting interest income and expense; income taxes; reclamation and remediation obligation expense; depreciation, depletion and amortization; restructuring and impairment charge; and sales contract accretion. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but excludes “Corporate and Other” as defined above. Because Adjusted EBITDA and Segment Adjusted EBITDA are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

Operating segment results for the three months ended March 31, 2011 and 2010 were as follows:

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31, 2011
	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$502,324	$74,700	$-	$577,024
Adjusted EBITDA	102,793	2,420	(56,607)	48,606
Additions to property, plant, equipment and mine development	27,612	2,440	332	30,384
Loss from equity affiliates	78	-	-	78

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31, 2010
	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$393,429	$73,828	$-	$467,257
Adjusted EBITDA	70,863	6,817	(32,444)	45,236
Additions to property, plant, equipment and mine development	23,642	11,410	78	35,130
Income from equity affiliates	448	-	-	448

A reconciliation of Adjusted EBITDA to net income (loss) follows:

	000000000000	000000000000
	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Total Adjusted EBITDA	$48,606	$45,236
Depreciation, depletion and amortization	(44,702)	(49,612)
Reclamation and remediation obligation expense	(14,454)	(10,846)
Sales contract accretion	18,610	25,308
Restructuring and impairment charge	(147)	-
Interest expense and other	(22,860)	(9,032)
Interest income	46	3,442
Income tax provision	(395)	(235)

Net income (loss)	$(15,296)	$4,261

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(10)	Derivatives

We utilize derivative financial instruments to manage exposure to certain commodity prices. We recognize derivative financial instruments at fair value on the condensed consolidated balance sheets. For derivatives that are not designated as hedges, the periodic change in fair value is recorded directly to earnings in “Operating costs and expenses” in the condensed consolidated statements of operations. For derivative instruments that are eligible and designated as cash flow hedges, the periodic change in fair value is recorded to “Accumulated other comprehensive loss” until the hedged transaction occurs or the relationship ceases to qualify for hedge accounting. In addition, if a portion of the change in fair value of a cash flow hedge is deemed ineffective during a reporting period, the ineffective portion of the change in fair value is recorded directly to earnings.

We have commodity price risk related to our diesel fuel purchases. To manage a portion of this risk, we entered into heating oil swap contracts with financial institutions. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. For the remaining nine months of 2011, we expect to purchase approximately 17 million gallons of diesel fuel across all operations. As of March 31, 2011, the notional amounts outstanding for the swaps included 5.5 million gallons of heating oil expiring throughout 2011. A portion of these contracts was entered into in early 2011 and, due to the short term, was not designated as a cash flow hedge.

The following table presents amounts related to our fuel derivative instruments and hedging activities included in the condensed consolidated balance sheets. See Note 6 for the impact of our fuel hedges on comprehensive income (loss).

	0000000000	0000000000
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Fair value of current fuel contracts (Prepaid expenses and other current assets)	$4,144	$1,868
Net unrealized gains from fuel hedges, net of tax (Accumulated other comprehensive loss)	3,605	1,868

We utilized New York Mercantile Exchange (NYMEX) quoted market prices for the fair value measurement of these contracts, which reflects a Level 2 fair value input.

The following table presents the impact of the fuel derivative instruments on earnings for the three months ended March 31, 2011 and 2010:

	0000000000	0000000000
	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net realized gain (loss)	$1,000	$(99)
Net unrealized gains from fuel hedges not designated as cash flow hedges	539	-
Net gain (loss) related to ineffective portion of cash flow hedges	-	42

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(11)	Fair Value of Financial Instruments

Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Authoritative guidance establishes a three-level fair value hierarchy for fair value to be measured based on the observability of the inputs utilized in the valuation. The levels are: Level 1 - inputs from quoted prices in an active market, Level 2 - inputs other than a quoted price market that are directly or indirectly observable through market corroborated inputs and Level 3 - inputs that are unobservable and require assumptions about pricing by market participants.

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses have carrying values which approximate fair value due to the short maturity or the financial nature of these instruments.

The following table summarizes the fair value of our remaining financial instruments.

	0000000000	0000000000
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$4,144	$1,868
Liabilities:
$200 million of 3.25% Convertible Senior Notes due 2013	197,026	190,211
$250 million of 8.25% Senior Notes due 2018	267,188	253,750

All of the instruments above were valued using Level 2 inputs. The fair value of the Convertible Senior Notes and the 8.25% Senior Notes was estimated using the last traded value on the last day of each period, as provided by a third party.

(12)	Commitments and Contingencies

Commitments

As of March 31, 2011, purchase commitments for equipment totaled $71.0 million. We typically finance a significant portion of this type of equipment through leasing arrangements.

Other

On occasion, we become a party to claims, lawsuits, arbitration proceedings and administrative procedures in the ordinary course of business. Our significant legal proceedings are discussed below.

Clean Water Act Permit Issues

The federal Clean Water Act (CWA) and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. In particular, the CWA requires effluent limitations and treatment standards for wastewater discharge through the National Pollutant Discharge Elimination System (NPDES) program. NPDES permits, which we must obtain for both active and historical mining operations, govern the discharge of pollutants into water, require regular monitoring and reporting and set forth performance standards. States are empowered to develop and enforce water quality standards, which are subject to change and must be approved by the Environmental Protection Agency (EPA). Water quality standards vary from state to state.

Environmental claims and litigation in connection with our various NPDES permits, and related CWA issues, include the following:

West Virginia Department of Environmental Protection (WVDEP) Action

In 2007, Hobet Mining LLC (Hobet) was sued for exceedances of effluent limits contained in four of its NPDES permits in state court in Boone County by the WVDEP. We refer to this case as the WVDEP Action. The WVDEP Action was resolved by a settlement and consent order entered in the Boone County Circuit Court on September 5, 2008. The settlement required us, among other things, to complete supplemental environmental projects, to gradually reduce selenium discharges from our Hobet Job 21 surface mine, to achieve full compliance with our NPDES permits by April 2010 and to study potential treatment alternatives for selenium.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Selenium Matters

Federal Apogee Case and Federal Hobet Case

In 2007, Apogee Coal Company LLC (Apogee) was sued in the U.S. District Court for the Southern District of West Virginia (U.S. District Court) by the Ohio Valley Environmental Coalition, Inc. (OVEC) and another environmental group (pursuant to the citizen suit provisions of the CWA). We refer to this lawsuit as the Federal Apogee Case. This lawsuit alleged that Apogee had violated water discharge limits for selenium set forth in one of its NPDES permits. The lawsuit sought compliance with the limits of the NPDES permit, fines and penalties as well as injunctive relief prohibiting Apogee from further violating laws and its permit.

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

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Pursuant to the September 1, 2010 ruling, we will record the costs to install the FBR water treatment facility for the three Apogee outfalls as capital expenditures when incurred. The capital expenditure for the facility is estimated to be approximately $50 million. FBR technology had not been used to remove selenium or any other minerals discharged at surface coal mining operations prior to our pilot project that began in February 2010. The FBR water treatment facility, required by the ruling, will be the first of its kind constructed for selenium removal on a commercial scale. We anticipate that the design of the facility will be finalized in mid- to late- 2011 and then construction will begin.

As required under the order, we submitted a schedule to develop a treatment plan for the outfall at Hobet Surface Mine No. 22 to the U.S. District Court, which includes conducting additional pilot projects related to certain technological alternatives. A final treatment technology to be utilized at Hobet Surface Mine No. 22 will be chosen in 2011 per the submitted schedule. We will record an adjustment to the selenium environmental treatment liability, if necessary, if we modify our planned treatment technology or if we choose a different treatment technology for this outfall.

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

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

The fair value of our total liability to treat selenium discharges is $117.9 million as of March 31, 2011. The current portion of the estimated liability is $18.1 million and is included in “Accounts payable and accrued expenses” and the long-term portion is recorded in “Reclamation and remediation obligations” on our condensed consolidated balance sheets.

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

General Selenium Matters

In general, we and other surface mining companies are currently operating pursuant to NPDES permits for which selenium limits were scheduled to go into effect on or around April 5, 2010. The WVDEP published a notice to extend the compliance deadlines, but the EPA subsequently objected to the extensions. We have filed administrative appeals and judicial actions which we believe effectively stayed WVDEP enforcement of the effective dates for the selenium limits. With respect to all outfalls with known exceedances, including the specific sites discussed above, any failure to meet the deadlines set forth in our consent decrees or established by the federal government, the U.S. District Court or the State of West Virginia or to otherwise comply with selenium limits in our permits could result in further litigation against us, an inability to obtain new permits or to maintain existing permits, and the imposition of significant and material fines and penalties or other costs and could otherwise materially adversely affect our results of operations, cash flows and financial condition.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Flood Litigation

In 2006, Hobet and Catenary were named as defendants along with various other property owners, coal companies, timbering companies and oil and natural gas companies in lawsuits arising from flooding that occurred on May 30, 2004 in various watersheds, primarily located in southern West Virginia. This litigation is pending before two different judges in the Circuit Court of Logan County, West Virginia. In the first action, the plaintiffs have asserted that (i) Hobet failed to maintain an approved drainage control system for a pond on land near, on, and/or contiguous to the sites of flooding; and (ii) Hobet participated in the development of plans to grade, blast, and alter the land near, on, and/or contiguous to the sites of the flooding. Hobet has filed a motion to dismiss both claims based upon the assertion that insufficient facts have been stated to support the claims of the plaintiffs.

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

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Other Litigation and Investigations

Apogee has been sued, along with eight other defendants, including Monsanto Company (Monsanto), Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. The lawsuits were filed in October 2007, but not served on Apogee until February 2008, and each of the 75 lawsuits are identical except for the named plaintiff. In December 2009, Apogee was served with 167 additional lawsuits with the same allegations as the original 75 lawsuits. In January 2011, Apogee was served with one additional similar lawsuit. Each lawsuit alleges personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of March 31, 2011, 45 of the lawsuits have been dismissed. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.

We are a defendant in litigation involving Peabody Energy Corporation (Peabody), in relation to their negotiation and June 2005 sale of two properties previously owned by two of our subsidiaries. Environmental Liability Transfer, Inc. (ELT) and its subsidiaries commenced litigation against these subsidiaries in the Circuit Court of the City of St. Louis in the State of Missouri alleging, among other claims, fraudulent misrepresentation, fraudulent omission, breach of duty and breach of contract. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from our 2007 spin-off, Patriot and Peabody are treating the case as a joint action with joint representation and equal sharing of legal costs. Peabody and Patriot filed counterclaims against the plaintiffs in connection with the sales of both properties. Motions for summary judgment on the complaint and counterclaim were filed by Peabody and Patriot and were denied. A trial date has been set for September 2011. Alleged damages are currently estimated to be as high as $100 million, in addition to punitive damages. We are unable to predict the likelihood of success of the plaintiffs’ claims. Although we intend to defend ourselves vigorously against all claims, we may consider alternative resolutions to this matter if they would be in the best interest of the Company.

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

One of our subsidiaries is a defendant in several related lawsuits filed in the Circuit Court of Boone County, West Virginia. As of March 31, 2011, there were approximately 140 related lawsuits. In addition to our subsidiary, the lawsuits name Peabody and other coal companies. The plaintiffs in each case allege contamination of their drinking water wells over a period in excess of 30 years from coal mining activities in Boone County, including underground coal slurry injection and coal slurry impoundments. The lawsuits seek property damages, personal injury damages and medical monitoring costs. The Boone County Public Service Commission is in the process of installing public water lines and most of the plaintiffs have access to public water. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from our 2007 spin-off, Patriot is indemnifying and defending Peabody in this litigation. In December 2009, we filed a third-party complaint against our current and former insurance carriers seeking coverage for this litigation under the applicable insurance policies. The lawsuits have been settled subject to court approval and are fully reserved.

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

MARCH 31, 2011

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

As part of our 2007 spin-off, Peabody had guaranteed occupational disease (black lung) workers’ compensation obligations related to certain of our subsidiaries with the U.S. Department of Labor (DOL). In early 2011, we posted our own surety, resulting in a $15.0 million interest-bearing deposit that was recorded to “Investments and other assets” on the condensed consolidated balance sheet. Peabody no longer has any obligation to the DOL related to our subsidiaries included in the 2007 spin-off.

In 2010, we agreed to provide a limited guaranty of the payment and performance under three loans entered into by one of our joint ventures. The loans were obtained to purchase equipment, which is pledged as collateral for the loan. In the event of default on all three loans, we would be required to pay a maximum of $9.1 million. The maximum term of the three loans is through January 2016. The guaranteed portion of the loan balances at March 31, 2011 totaled $7.9 million. At March 31, 2011 and December 31, 2010, there was no carrying amount of the liability related to these guarantees on our consolidated balance sheets based on the amount of exposure and the likelihood of required performance.

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

(14)	Supplemental Guarantor/Non-Guarantor Financial Information

The following tables present condensed consolidating financial information for: (a) Patriot Coal Corporation (the “Parent”) on a stand-alone basis; (b) the subsidiary guarantors of our 8.25% Senior Notes (“Guarantor Subsidiaries”) on a combined basis and (c) the Non-Guarantor Subsidiary, Patriot Coal Receivables (SPV) Ltd., on a stand-alone basis. Each Guarantor Subsidiary is wholly-owned by Patriot Coal Corporation. The guarantees from each of the Guarantor Subsidiaries are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries will be jointly, severally and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to potential investors.

Effective January 1, 2011, Patriot Coal Corporation stand-alone balances and activity solely reflect cash, debt, insurance programs, a fuel hedge program, share-based compensation programs, and salaries and related costs of the named executive officers. All other corporate balances and activity were transferred to a new company that is a Guarantor Subsidiary.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$-	$570,378	$-	$-	$570,378
Other revenues	-	6,646	-	-	6,646

Total revenues	-	577,024	-	-	577,024
Costs and expenses
Operating costs and expenses	-	515,986	-	-	515,986
Depreciation, depletion and amortization	-	44,702	-	-	44,702
Reclamation and remediation obligation expense	-	14,454	-	-	14,454
Sales contract accretion	-	(18,610)	-	-	(18,610)
Selling and administrative expenses	4,330	8,214	-	-	12,544
Net gain on disposal or exchange of assets	-	(43)	-	-	(43)
Loss (income) from equity affiliates	(1,010)	78	-	1,010	78

Operating profit (loss)	(3,320)	12,243	-	(1,010)	7,913
Interest expense and other	11,752	11,108	427	(427)	22,860
Interest income	(46)	-	(427)	427	(46)

Income (loss) before income taxes	(15,026)	1,135	-	(1,010)	(14,901)
Income tax provision	270	125	-	-	395

Net income (loss)	$(15,296)	$1,010	$-	$(1,010)	$(15,296)

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010

	000000000	000000000	000000000	000000000	000000000
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$-	$464,208	$-	$-	$464,208
Other revenues	-	3,049	-	-	3,049

Total revenues	-	467,257	-	-	467,257
Costs and expenses
Operating costs and expenses	93	433,398	-	-	433,491
Depreciation, depletion and amortization	544	49,068	-	-	49,612
Reclamation and remediation obligation expense	-	10,846	-	-	10,846
Sales contract accretion	-	(25,308)	-	-	(25,308)
Selling and administrative expenses	12,739	35	-	-	12,774
Net gain on disposal or exchange of assets	-	(23,796)	-	-	(23,796)
Income from equity affiliates	(25,221)	(448)	-	25,221	(448)

Operating profit	11,845	23,462	-	(25,221)	10,086
Interest expense	7,586	1,446	75	(75)	9,032
Interest income	(2)	(3,440)	(75)	75	(3,442)

Income before income taxes	4,261	25,456	-	(25,221)	4,496
Income tax provision	-	235	-	-	235

Net income	$4,261	$25,221	$-	$(25,221)	$4,261

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$241,070	$268	$-	$-	$241,338
Accounts receivable and other, net	580	195,791	191,208	(191,208)	196,371
Inventories	-	100,844		-	100,844
Prepaid expenses and other current assets	4,304	37,421	-	-	41,725

Total current assets	245,954	334,324	191,208	(191,208)	580,278
Property, plant, equipment and mine development
Land and coal interests	-	2,875,177	-	-	2,875,177
Buildings and improvements	-	439,284	-	-	439,284
Machinery and equipment	-	703,517	-	-	703,517
Less accumulated depreciation, depletion and amortization	-	(869,119)	-	-	(869,119)

Property, plant, equipment and mine development, net	-	3,148,859	-	-	3,148,859
Notes receivable	-	-	-	-	-
Investments, intercompany and other assets	1,341,421	(76,775)	-	(1,198,297)	66,349

Total assets	$1,587,375	$3,406,408	$191,208	$(1,389,505)	$3,795,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable, accrued expenses and other	$16,850	$390,992	$191,208	$(191,208)	$407,842
Below market sales contracts acquired	-	60,681	-	-	60,681
Current portion of debt	-	3,349	-	-	3,349

Total current liabilities	16,850	455,022	191,208	(191,208)	471,872
Long-term debt, less current maturities	426,720	25,494	-	-	452,214
Reclamation and remediation obligations	-	357,206	-	-	357,206
Workers’ compensation obligations	-	223,212	-	-	223,212
Accrued postretirement benefit costs	-	1,272,158	-	-	1,272,158
Obligation to industry fund	-	38,143	-	-	38,143
Below market sales contracts acquired, noncurrent	-	79,203	-	-	79,203
Other noncurrent liabilities	947	56,491	-	-	57,438

Total liabilities	444,517	2,506,929	191,208	(191,208)	2,951,446
Stockholders’ equity	1,142,858	899,479	-	(1,198,297)	844,040

Total liabilities and stockholders’ equity	$1,587,375	$3,406,408	$191,208	$(1,389,505)	$3,795,486

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2010

	0000000000	0000000000	0000000000	0000000000	0000000000
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$192,593	$474	$-	$-	$193,067
Accounts receivable and other, net	522	206,843	146,652	(146,652)	207,365
Inventories	-	97,973	-	-	97,973
Prepaid expenses and other current assets	2,603	26,045	-	-	28,648

Total current assets	195,718	331,335	146,652	(146,652)	527,053
Property, plant, equipment and mine development
Land and coal interests	-	2,870,182	-	-	2,870,182
Buildings and improvements	2,554	436,772	-	-	439,326
Machinery and equipment	16,147	663,282	-	-	679,429
Less accumulated depreciation, depletion and amortization	(13,806)	(814,596)	-	-	(828,402)

Property, plant, equipment and mine development, net	4,895	3,155,640	-	-	3,160,535
Notes receivable	-	69,540	-	-	69,540
Investments, intercompany and other assets	1,409,341	(159,146)	-	(1,197,287)	52,908

Total assets	$1,609,954	$3,397,369	$146,652	$(1,343,939)	$3,810,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable and accrued expenses	$26,752	$382,532	$146,652	$(146,652)	$409,284
Below market sales contracts acquired	-	70,917	-	-	70,917
Current portion of debt	-	3,329	-	-	3,329

Total current liabilities	26,752	456,778	146,652	(146,652)	483,530
Long-term debt, less current maturities	424,408	27,121	-	-	451,529
Reclamation and remediation obligations	-	349,791	-	-	349,791
Workers’ compensation obligations	-	220,757	-	-	220,757
Accrued postretirement benefit costs	3,721	1,265,447	-	-	1,269,168
Obligation to industry fund	-	38,978	-	-	38,978
Below market sales contracts acquired, noncurrent	-	92,253	-	-	92,253
Other noncurrent liabilities	2,022	58,927	-	-	60,949

Total liabilities	456,903	2,510,052	146,652	(146,652)	2,966,955
Stockholders’ equity	1,153,051	887,317	-	(1,197,287)	843,081

Total liabilities and stockholders’ equity	$1,609,954	$3,397,369	$146,652	$(1,343,939)	$3,810,036

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(17,398)	$(10,901)	$-	$-	$(28,299)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	-	(30,384)	-	-	(30,384)
Proceeds from notes receivable	-	115,679	-	-	115,679
Additions to advance mining royalties	-	(6,753)	-	-	(6,753)
Proceeds from disposal or exchange of assets	-	279	-	-	279

Net cash provided by investing activities	-	78,821	-	-	78,821

Cash Flows From Financing Activities
Long-term debt payments	-	(1,608)	-	-	(1,608)
Deferred financing costs	(1,605)	-	-	-	(1,605)
Proceeds from employee stock purchases	962	-	-	-	962
Intercompany transactions	66,517	(66,517)	-	-	-

Net cash provided by (used in) financing activities	65,874	(68,125)	-	-	(2,251)

Net increase (decrease) in cash and cash equivalents	48,476	(205)	-	-	48,271
Cash and cash equivalents at beginning of period	192,593	474	-	-	193,067

Cash and cash equivalents at end of period	$241,069	$269	$-	$-	$241,338

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(18,262)	$50,372	$-	$-	$32,110

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(78)	(35,052)	-	-	(35,130)
Proceeds from notes receivable	-	9,500	-	-	9,500
Additions to advance mining royalties	-	(5,177)	-	-	(5,177)
Proceeds from disposal or exchange of assets	-	400	-	-	400

Net cash used in investing activities	(78)	(30,329)	-	-	(30,407)

Cash Flows From Financing Activities
Long-term debt payments	-	(2,494)	-	-	(2,494)
Deferred financing costs	(900)	-	-	-	(900)
Proceeds from employee stock purchases	1,082	-	-	-	1,082
Intercompany transactions	17,602	(17,602)	-	-	-

Net cash provided by (used in) financing activities	17,784	(20,096)	-	-	(2,312)

Net decrease in cash and cash equivalents	(556)	(53)	-	-	(609)
Cash and cash equivalents at beginning of period	26,574	524	-	-	27,098

Cash and cash equivalents at end of period	$26,018	$471	$-	$-	$26,489

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable but are subject to a wide range of uncertainties, and business risks and actual risks may differ materially from those discussed in the statements. Among the factors that could cause actual results to differ materially are:

•	price volatility and demand, particularly in higher margin products;

•	geologic, equipment and operational risks associated with mining;

•	changes in general economic conditions, including coal, power and steel market conditions;

•	new and existing coal mining laws and regulations and changes in the interpretation, enforcement or application thereof;

•	availability and costs of competing energy resources;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

•

environmental laws and regulations and changes in the interpretation, enforcement or application thereof, including those affecting selenium-related matters, those affecting our operations and those affecting our customers’ coal usage;

•	our ability to identify and implement cost effective solutions for water treatment to eliminate selenium exceedances;

•

developments in greenhouse gas emission regulation and treatment, including any development of commercially successful carbon capture and storage techniques or market-based mechanisms, such as a cap-and-trade system, for regulating greenhouse gas emissions;

•	negotiation of labor contracts, labor availability and relations;

•	the outcome of pending or future litigation;

•	changes to the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations;

•	increases to contribution requirements to multi-employer retiree healthcare and pension plans;

•	reductions of purchases or deferral of shipments by major customers;

•	availability and costs of credit, surety bonds and letters of credit;

•	customer performance and credit risks;

•	inflationary trends, including those impacting materials used in our business;

•	worldwide economic and political conditions;

•	downturns in consumer and company spending;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	difficulty in implementing our business strategy;

•	our ability to replace proven and probable coal reserves;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	our ability to respond to changing customer preferences;

•	sales of coal to Peabody Energy under existing agreements accounting for more than 10% of our revenues;

•	failure to comply with debt covenants;

•	the effects of mergers, acquisitions and divestitures, including our ability to successfully integrate mergers and acquisitions;

•	weather patterns and conditions affecting energy demand or disrupting supply;

•	competition in our industry;

•	interest rate fluctuation;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings set forth in Part I, Item 3 of our 2010 Annual Report on Form 10-K and Part II, Item 1 of this report.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in our 2010 Annual Report on Form 10-K and in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in, contemplated or implied by our forward-looking statements. We do not undertake any obligation (and expressly disclaim any such obligation) to update or revise the forward-looking statements, except as required by federal securities laws.

Overview

We are a leading producer of thermal coal in the eastern U.S., with operations and coal reserves in Appalachia and the Illinois Basin, our operating segments. We are also a leading U.S. producer of metallurgical quality coal. Our principal business is the mining and preparation of thermal coal, also known as steam coal, for sale primarily to electricity generators and metallurgical coal, for sale to steel and coke producers.

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

We ship coal to electricity generators, industrial users, and steel and coke producers. In the first three months of 2011, we sold 8.0 million tons of coal, of which 77% was sold to domestic and global electricity generators and industrial customers and 23% was sold to domestic and global steel and coke producers. Our export sales accounted for 26% of our total tons sold during the three months ended March 31, 2011. In 2010, we sold 30.9 million tons of coal, of which 78% was sold to domestic electricity generators and industrial customers and 22% was sold to domestic and global steel and coke producers. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.

Our mining operations and coal reserves are as follows:

•       Appalachia. In southern West Virginia, we have ten mining complexes located in Boone, Lincoln, Logan and Kanawha counties, and in northern West Virginia, we have one complex located in Monongalia County. In Appalachia, we sold 6.2 million and 24.3 million tons of coal in the three months ended March 31, 2011 and the year ended December 31, 2010, respectively. As of December 31, 2010, we controlled 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 457 million tons were assigned to current operations.

•       Illinois Basin. In the Illinois Basin, we have three complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 1.8 million and 6.6 million tons of coal in the three months ended March 31, 2011 and the year ended December 31, 2010, respectively. As of December 31, 2010, we controlled 668 million tons of proven and probable coal reserves in the Illinois Basin, of which 178 million tons were assigned to current operations.

Results of Operations

Adjusted EBITDA

The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments’ Adjusted EBITDA results. Adjusted EBITDA is defined as net income (loss) before deducting interest income and expense; income taxes; reclamation and remediation obligation expense; depreciation, depletion and amortization; restructuring and impairment charge; and sales contract accretion.

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

Three Months Ended March 31, 2011 Compared to March 31, 2010

Summary

Our Segment Adjusted EBITDA for the three months ended March 31, 2011 increased compared to the prior year primarily due to higher average sales prices and additional sales volumes. These increases were partially offset by higher operating costs resulting from increased metallurgical coal production and sales, which generally have a higher average cost per ton due to lower yield. We also incurred increased repairs and maintenance activity primarily related to rebuilds of equipment and general maintenance, and we experienced a roof fall at our Panther complex, which negatively impacted production during the first quarter.

Segment Results of Operations

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold
Appalachia Mining Operations	6,198	5,849	349	6.0%
Illinois Basin Mining Operations	1,764	1,746	18	1.0%

Total Tons Sold	7,962	7,595	367	4.8%

Average sales price per ton sold
Appalachia Mining Operations	$79.97	$66.74	$13.23	19.8%
Illinois Basin Mining Operations	42.35	42.28	0.07	0.2%

Revenue
Appalachia Mining Operations	$495,678	$390,380	$105,298	27.0%
Illinois Basin Mining Operations	74,700	73,828	872	1.2%
Appalachia Other	6,646	3,049	3,597	118.0%

Total Revenues	$577,024	$467,257	$109,767	23.5%

Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$399,531	$322,566	$76,965	23.9%
Illinois Basin Mining Operations	72,280	67,011	5,269	7.9%

Total Segment Operating Costs and Expenses	$471,811	$389,577	$82,234	21.1%

Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$102,793	$70,863	$31,930	45.1%
Illinois Basin Mining Operations	2,420	6,817	(4,397)	(64.5)%

Total Segment Adjusted EBITDA	$105,213	$77,680	$27,533	35.4%

(1) Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $516.0 million and $433.5 million less income (loss) from equity affiliates of $(0.1) million and $0.5 million and past mining operations of $44.1 million and $43.4 million for the three months ended March 31, 2011 and 2010, respectively, and less restructuring and impairment charge of $0.1 million for the three months ended March 31, 2011.

Tons Sold and Revenues

Revenues in the Appalachia segment were higher in the three months ended March 31, 2011 compared to the prior year primarily due to higher average sales prices. Sales prices for metallurgical coal increased significantly compared to the same period in 2010, and prices for steam coal were also higher at most of our complexes.

Sales volumes in the Appalachia segment increased in the three months ended March 31, 2011 compared to the same period in 2010 as we began operating additional continuous miner units at our Black Oak and Winchester mines in response to additional demand for metallurgical coal.

Revenues in the Illinois Basin segment were higher for the three months ended March 31, 2011 compared to the prior year primarily due to higher sales volumes, specifically at our Highland mining complex. Average sales prices were similar in the three months ended March 31, 2011 compared to the prior year.

Appalachia Other revenue was higher for the three months ended March 31, 2011 compared to the prior year, primarily due to recognizing income as underlying tons were shipped from a coal purchase option sold in a prior year.

Segment Operating Costs and Expenses

Segment operating costs and expenses for Appalachia increased in the three months ended March 31, 2011 as compared to the prior year partially due to higher costs related to expanded metallurgical coal production and sales, including higher sales-related costs driven by higher sales prices. In addition, we incurred higher repairs and maintenance costs related to equipment rebuilds (cyclical) and general maintenance as well as overall higher costs and prices for labor, purchased coal, fuel, explosives and other supplies. These activities resulted in higher repairs and maintenance costs ($21.4 million), purchased coal ($11.0 million), labor ($8.3 million); contract services ($7.3 million), fuel and explosives costs ($3.9 million), and taxes, royalties and leases ($11.0 million).

Segment operating costs and expenses for the Illinois Basin increased in the three months ended March 31, 2011 as compared to the prior year primarily due to increased labor costs ($2.9 million) and increased fuel and explosives costs ($1.2 million).

Segment Adjusted EBITDA

Segment Adjusted EBITDA for Appalachia was higher in the three months ended March 31, 2011 as compared to 2010, primarily due to higher average sales prices and sales volumes, partially offset by higher operating costs in response to increased demand.

Segment Adjusted EBITDA for the Illinois Basin decreased in the three months ended March 31, 2011 from the prior year primarily due to increased operating costs and expenses.

Net Income (Loss)

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31,		Favorable (Unfavorable)
	2011	2010	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$105,213	$77,680	$27,533	35.4%
Corporate and Other:
Past mining obligation expense	(44,106)	(43,466)	(640)	(1.5)%
Net gain on disposal or exchange of assets	43	23,796	(23,753)	(99.8)%
Selling and administrative expenses	(12,544)	(12,774)	230	1.8%

Total Corporate and Other	(56,607)	(32,444)	(24,163)	(74.5)%

Depreciation, depletion and amortization	(44,702)	(49,612)	4,910	9.9%
Reclamation and remediation obligation expense	(14,454)	(10,846)	(3,608)	(33.3)%
Sales contract accretion	18,610	25,308	(6,698)	(26.5)%
Restructuring and impairment charge	(147)	-	(147)	N/A
Interest expense and other	(22,860)	(9,032)	(13,828)	(153.1)%
Interest income	46	3,442	(3,396)	(98.7)%

Income (loss) before income taxes	(14,901)	4,496	(19,397)	(431.4)%
Income tax provision	(395)	(235)	(160)	(68.1)%

Net income (loss)	$(15,296)	$4,261	$(19,557)	(459.0)%

Net gain on disposal or exchange of assets decreased for the three months ended March 31, 2011 as compared to the corresponding period in the prior year due to a gain recorded in 2010 on an exchange transaction in which we received rights to approximately 13 million tons of coal reserves contiguous to our Highland mining complex in the Illinois Basin. We recognized a gain of $24 million on this transaction. There were no similar transactions in the three months ended March 31, 2011.

Depreciation, depletion and amortization decreased in the three months ended March 31, 2011 compared to the prior year primarily due to the full depreciation in the third quarter of 2010 of a majority of the machinery and equipment assets associated with the 2008 Magnum acquisition.

Reclamation and remediation obligation expense increased in the three months ended March 31, 2011 primarily due to reclamation expense related to a few mines that are expected to reach the end of their lives during 2011. Furthermore, additional remediation expense was recorded in 2011 as a result of the September 1, 2010 court order that required us to change our selenium treatment plan and re-evaluate our estimated costs for certain outfalls.

Sales contract accretion decreased in the three months ended March 31, 2011 primarily due to the expiration of several contracts assumed in the Magnum acquisition in the second half of 2010. We expect sales contract accretion to continue to decrease as the acquired below market sales contracts reach the end of their contract lives.

Interest expense and other increased in the three months ended March 31, 2011 primarily due to interest expense related to the $250 million of Senior Notes issued on May 5, 2010 as well as the increased amortization of deferred financing costs related to the new senior notes, the accounts receivable securitization program entered into in March 2010, and the amended and restated credit agreement entered into in May 2010. In addition, in February 2011, outstanding notes receivable related to the 2006 and 2007 sales of coal reserves and surface land were repaid in full for $115.7 million prior to the scheduled maturity date (the February 2011 transaction). At December 31, 2010, the outstanding notes receivable were included in accounts receivable and other and notes receivable on the condensed consolidated balance sheet. The early repayment resulted in a loss of $5.9 million, which is reflected in interest expense and other. Accordingly, interest income decreased in the three months ended March 31, 2011.

Outlook

Market

Metallurgical coal markets remain strong and continue to grow. We anticipate that these markets will remain strong throughout 2011, given the expectation for continued growth in economies around the world.

Global thermal markets continue to strengthen. In the first quarter, the forward price for coal delivered to northern Europe for deliveries through 2012 allowed for contracting of Appalachian thermal coal exports at prices more favorable than the domestic market.

We believe that the globalization of coal markets will create opportunities, with demand from developing countries continuing to grow for both thermal and metallurgical coal. While China has long been considered the leader in this trend, India’s population is expected to surpass that of China over the next 20 years with their total combined populations approaching three billion. Within this timeframe, an additional 10% of both Chinese and Indian populations is expected to be urbanized. The simultaneous population growth and urban development of China and India should magnify the need for substantially higher levels of commodities, including metallurgical and thermal coal.

Global coal demand, coupled with constrained supply, is resulting in higher domestic coal exports. We believe that total coal exports from the U.S. could approach 100 million tons in 2011. This represents a doubling of exports since 2006 and a 25% increase over the strong export market in 2010. In connection with this added demand, year-to-date coal production in Central Appalachia has increased over the prior year.

Patriot Operations

We anticipate 2011 sales volume in the range of 30 to 32 million tons. This includes metallurgical coal sales of 8.0 to 8.4 million tons, a significant increase over the 6.9 million tons of metallurgical coal sold in 2010.

We are focused on our multi-year expansion plan to increase our metallurgical coal production to more than 11 million tons by 2013 in response to increased demand. The first continuous miner unit began operating in the Black Oak mine in late 2010. In the first quarter of 2011, a second continuous miner unit was added, and we are in the process of adding the third unit we have planned for this mine. We expect production to begin in the second quarter of 2011 at two additional mines, one at the Rocklick mining complex and one at the Wells mining complex.

Development work is ongoing at a new mine in the Kanawha Eagle complex, which is expected to be opened in 2012. We are progressing with the permitting phase for additional underground mines, all of which will utilize existing preparation plants and loadout facilities.

Patriot has contracted more than two million thermal tons for delivery to the international markets in 2011. While our expansion has focused on metallurgical coal up to this point, as the thermal market further tightens, we have abundant high quality thermal reserves to grow production if appropriate. We continue to develop and implement detailed growth plans to fully participate in these rapidly growing global coal markets. We anticipate exporting 25% of our total 2011 shipments to meet international demand.

As discussed more fully under Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K, our results of operations in the near-term could be negatively impacted by price volatility and demand; unforeseen adverse geologic conditions or equipment problems at mining locations; changes in general global economic conditions; new and existing coal mining laws and regulations and changes in the interpretation, enforcement or application thereof; availability and the costs of competing energy resources; the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation; existing or new environmental laws and regulations, including those related to selenium, and changes in the interpretation, enforcement or application thereof; negotiation of labor contracts, labor availability and relations; the outcome of pending or future litigation; changes in the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations and contribution requirements to multi-employer retiree healthcare and pension plans; reductions of purchases or deferral of deliveries by major customers; the availability and costs of credit, surety bonds and letters of credit; customer performance and credit risks; fluctuating prices of key supplies, mining equipment and commodities; supplier and contract miner performance and the unavailability of transportation for coal shipments.

On a long-term basis, our results of operations could also be impacted by our ability to secure or acquire high-quality coal reserves; our ability to attract and retain skilled employees and contract miners; and our ability to find replacement buyers for coal under contracts with comparable or favorable terms to existing contracts.

Potential legislation, regulation, treaties and accords at the local, state, federal and international level, and changes in the interpretation, enforcement or application of existing laws and regulations, have created some uncertainty and could have a significant impact on demand for coal and our future operational and financial results. For example, increased scrutiny of mining could make it difficult to receive permits or could otherwise cause production delays in the future. The lack of proven technology to meet selenium discharge standards creates uncertainty as to the future costs of water treatment to comply with mining permits, which may be materially different from our current estimates. Additionally, future regulation of carbon dioxide and other greenhouse gas emissions and coal combustion by-products could have an adverse effect on the financial condition of our customers and significantly impact the demand for coal.

Actual events and results may vary significantly from those included in, contemplated or implied by the forward-looking statements under Outlook. The guidance provided under the caption Outlook should be read in conjunction with the section entitled Cautionary Notice Regarding Forward Looking Statements included in the report. For additional information regarding the risks and uncertainties that affect our business, see Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K.

Liquidity and Capital Resources

Our primary sources of cash include sales of our coal production to customers, sales of non-core assets and financing transactions. Our primary uses of cash include our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations, as well as acquisitions. Our ability to service our debt (interest and principal) and acquire new productive assets or businesses is dependent upon our ability to continue to generate cash from the primary sources noted above in excess of the primary uses. We expect to fund our capital expenditure requirements with cash generated from operations or borrowed funds as necessary.

Net cash used in operating activities was $28.3 million for the three months ended March 31, 2011, compared to net cash provided by operating activities of $32.1 million in the same period of 2010. The increase in cash used in operating activities primarily related to changes in working capital ($64.9 million), driven by the timing in collections of accounts receivable, and a one-time surety deposit ($15.0 million), partially offset by higher cash flows from operations ($13.0 million). The increase in accounts receivable in 2011 compared to the decrease in 2010 reflected timing of shipments and corresponding collections as well as higher coal sales prices in 2011. The $15.0 million surety deposit was posted with the U.S. Department of Labor (DOL) in 2011 in relation to certain of our occupational disease (black lung) workers’ compensation obligations. As part of our 2007 spin-off, Peabody had previously guaranteed with the DOL certain obligations related to our subsidiaries until they were fully transferred in 2011.

Net cash provided by investing activities was $78.8 million for the three months ended March 31, 2011, compared to net cash used in investing activities of $30.4 million in the same period of 2010. The increase in cash provided by investing activities reflected an increase in proceeds from notes receivable of $106.2 million due to the early repayment of our outstanding notes receivable, and a decrease in capital expenditures of $4.7 million.

Net cash used by financing activities was $2.3 million for the three month periods ended March 31, 2011 and 2010. Long-term debt payments decreased by $0.9 million in 2011, which was offset by an increase of $0.7 million in deferred financing costs as compared to the three months ended March 31, 2010.

Credit Facilities

Effective May 5, 2010, we entered into a $427.5 million amended and restated credit agreement with a maturity date of December 31, 2013. The credit facility provides for the issuance of letters of credit and direct borrowings. On January 6, 2011, we entered into an amendment to the credit agreement which, among other things, modified certain limits and minimum requirements of our financial covenants. At March 31, 2011, we were in compliance with the covenants of our amended credit facility.

In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade accounts receivable to the creditors as collateral for any borrowings. Available liquidity under the program fluctuates with the balance of our trade accounts receivable. The outstanding trade accounts receivable balance was $191.1 million and $146.6 million as of March 31, 2011 and December 31, 2010, respectively.

Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the sale of the trade accounts receivable to the creditors does not receive sale accounting treatment. As such, the trade accounts receivable balances remain on our financial statements until settled. Any direct borrowings under the program will be recorded as secured debt.

Both facilities are available for our working capital requirements, capital expenditures and other corporate purposes. As of March 31, 2011 and December 31, 2010, the balance of outstanding letters of credit issued against the facilities totaled $347.3 million and $355.3 million, respectively. There were no outstanding short-term borrowings against either facility as of March 31, 2011 and December 31, 2010. Availability under these facilities was $205.2 million and $197.2 million as of March 31, 2011 and December 31, 2010, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 77% of our sales volume under coal supply agreements with terms of one year or more during 2010. As of March 31, 2011 our total unpriced planned production for 2011 was approximately 2.0 million tons. Unpriced volumes for 2012 will depend on finalization of production plans, taking into account demand and pricing.

In connection with our 2007 spin-off, we entered into long-term coal contracts with marketing affiliates of Peabody. The arrangements, except as described below under Credit Risk, have substantially similar terms and conditions as the pre-existing contractual obligations of Peabody’s marketing affiliate. These arrangements may be amended or terminated only with the mutual agreement of Peabody and Patriot.

We have commodity price risk related to our diesel fuel purchases. To manage a portion of this risk, we entered into heating oil swap contracts with financial institutions. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. As of March 31, 2011, the notional amounts outstanding for the swaps included 5.5 million gallons of heating oil expiring throughout 2011.

For the last nine months of 2011, we expect to purchase approximately 17 million gallons of diesel fuel across all operations. Excluding the impact of our hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our operating costs for the remainder of 2011 by approximately $1.7 million.

Credit Risk

Approximately 12% of our accounts receivable balance at March 31, 2011 was with a marketing affiliate of Peabody. We will continue to supply coal to Peabody on a contract basis in order for Peabody to meet its commitments under customer agreements existing prior to our 2007 spin-off which are sourced from our operations. The pre-existing customer arrangement between Patriot and Peabody with the longest term is scheduled to expire on December 31, 2012. The majority of our sales are made directly to electricity generators, industrial companies and steelmakers. Therefore, our concentration of credit risk is with Peabody, electricity generators and steelmakers.

Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, we will protect our position by requiring the counterparty to provide appropriate credit enhancement. When appropriate (as determined by our credit management function), we have taken steps to mitigate our credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps may include, but are not limited to, obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay.

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

The information concerning mine safety violations or other regulatory matters required by Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 99.1 of this report.

Item 6.	Exhibits.

See Exhibit Index on page 32 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION

Date: May 3, 2011	By:	/s/ MARK N. SCHROEDER
Mark N. Schroeder
Senior Vice President and
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 13, 2010).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.1*	Amendment to Employment Agreement between Patriot Coal Corporation and Paul H. Vining, dated November 9, 2010.

10.2	Amendment No. 1, dated as of January 6, 2011, to the Amended and Restated Credit Agreement dated as of May 5, 2010, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on January 6, 2011.)

10.3	Indemnification Agreement, dated January 27, 2011, between Patriot Coal Corporation and Janiece M. Longoria (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on January 28, 2011.)

10.4*	Amendment to Employment Agreement between Patriot Coal Corporation and Paul H. Vining, dated April 1, 2011.

31.1*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Financial Officer.

99.1*	Mine Safety Disclosure Exhibit

101**	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and (iv) the Notes to Unaudited Condensed Financial Statements.

* Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.