Form 10-Q
period 2011-06-30
Patriot Coal CORP
filed 2011-08-05
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

There were 91,328,260 shares of common stock with a par value of $0.01 per share outstanding on July 29, 2011.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT COAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$623,902	$533,800	$1,194,280	$998,008
Other revenues	8,258	5,192	14,904	8,241

Total revenues	632,160	538,992	1,209,184	1,006,249
Costs and expenses
Operating costs and expenses	560,269	504,204	1,076,108	937,695
Depreciation, depletion and amortization	46,370	50,350	91,072	99,962
Asset retirement obligation expense	35,115	11,004	49,569	21,850
Sales contract accretion	(15,815)	(33,735)	(34,425)	(59,043)
Restructuring and impairment charge	137	14,838	284	14,838
Selling and administrative expenses	14,060	13,198	26,604	25,972
Net gain on disposal or exchange of assets	(9,372)	(17,759)	(9,415)	(41,555)
Income from equity affiliates	(2,998)	(1,245)	(2,920)	(1,693)

Operating profit (loss)	4,394	(1,863)	12,307	8,223
Interest expense and other	16,583	14,795	39,443	23,827
Interest income	(52)	(3,249)	(98)	(6,691)

Loss before income taxes	(12,137)	(13,409)	(27,038)	(8,913)
Income tax provision	218	165	613	400

Net loss	$(12,355)	$(13,574)	$(27,651)	$(9,313)

Weighted average shares outstanding, basic and diluted	91,284,418	90,863,950	91,284,370	90,849,834

Loss per share, basic and diluted	$(0.14)	$(0.15)	$(0.30)	$(0.10)

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	December 31, 2010
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$263,100	$193,067
Accounts receivable and other, net of allowance for doubtful accounts of $138 and $141 as of June 30, 2011 and December 31, 2010, respectively	200,459	207,365
Inventories	104,483	97,973
Prepaid expenses and other current assets	29,807	28,648

Total current assets	597,849	527,053
Property, plant, equipment and mine development
Land and coal interests	2,911,432	2,870,182
Buildings and improvements	452,331	439,326
Machinery and equipment	729,689	679,429
Less accumulated depreciation, depletion and amortization	(914,071)	(828,402)

Property, plant, equipment and mine development, net	3,179,381	3,160,535
Notes receivable	-	69,540
Investments and other assets	68,392	52,908

Total assets	$3,845,622	$3,810,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$430,366	$409,284
Below market sales contracts acquired	51,698	70,917
Current portion of debt	3,298	3,329

Total current liabilities	485,362	483,530
Long-term debt, less current maturities	454,117	451,529
Asset retirement obligations	403,318	349,791
Workers’ compensation obligations	225,659	220,757
Accrued postretirement benefit costs	1,276,342	1,269,168
Obligation to industry fund	37,311	38,978
Below market sales contracts acquired, noncurrent	67,694	92,253
Other noncurrent liabilities	50,794	60,949

Total liabilities	3,000,597	2,966,955
Stockholders’ equity
Common stock ($0.01 par value; 300,000,000 shares authorized; 91,274,914 and 90,944,595 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	913	909
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010)	-	-
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010)	-	-
Additional paid-in capital	969,032	961,285
Retained earnings	160,931	188,582
Accumulated other comprehensive loss	(285,851)	(307,695)

Total stockholders’ equity	845,025	843,081

Total liabilities and stockholders’ equity	$3,845,622	$3,810,036

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)

Cash Flows From Operating Activities
Net loss	$(27,651)	$(9,313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	91,072	99,962
Amortization of deferred financing costs	3,651	3,118
Amortization of debt discount	4,673	4,227
Sales contract accretion	(34,425)	(59,043)
Loss on early repayment of notes receivable	5,868	-
Impairment charge	-	2,823
Net gain on disposal or exchange of assets	(9,415)	(41,555)
Income from equity affiliates	(2,920)	(1,693)
Distributions from equity affiliates	1,259	-
Stock-based compensation expense	6,791	9,228
Changes in current assets and liabilities:
Accounts receivable	(45,100)	(9,618)
Inventories	(6,510)	(656)
Other current assets	(900)	(7,608)
Accounts payable and accrued expenses	14,236	(12,459)
Interest on notes receivable	-	(6,620)
Asset retirement obligations	37,538	11,827
Workers’ compensation obligations	5,050	5,020
Accrued postretirement benefit costs	28,335	24,432
Obligation to industry fund	(1,481)	(1,455)
Federal black lung collataralization	(14,990)	-
Restructuring charge, noncurrent	-	9,248
Other, net	(2,093)	933

Net cash provided by operating activities	52,988	20,798

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(71,126)	(63,692)
Additions to advance mining royalties	(12,163)	(9,465)
Net cash paid in litigation settlement and asset acquisition	(14,787)	-
Proceeds from disposal or exchange of assets	2,411	1,384
Proceeds from notes receivable	115,679	22,100
Investment in joint ventures	-	(300)

Net cash provided by (used in) investing activities	20,014	(49,973)

Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	-	248,198
Deferred financing costs	(1,815)	(20,542)
Proceeds from coal reserve financing transaction	-	17,700
Long-term debt payments	(2,116)	(5,179)
Proceeds from employee stock programs	962	1,082

Net cash provided by (used in) financing activities	(2,969)	241,259

Net increase in cash and cash equivalents	70,033	212,084
Cash and cash equivalents at beginning of period	193,067	27,098

Cash and cash equivalents at end of period	$263,100	$239,182

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Patriot and its subsidiaries. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments: Appalachia and the Illinois Basin. See Note 11 for our segment disclosures.

The accompanying condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three and six months ended June 30, 2011 may not necessarily be indicative of the results for the year ending December 31, 2011.

(2)	Net Gain on Disposal or Exchange of Assets and Other Transactions

In the normal course of business, we enter into certain asset sales and exchange agreements, which involve swapping non-strategic coal mineral rights or other assets for coal mineral rights, that are strategic to our operations.

In June 2011, we entered into an agreement to exchange certain non-strategic Appalachia coal mineral rights for coal mineral rights contiguous to our Highland mining complex in the Illinois Basin. We recognized a gain of $7.3 million on this transaction.

Also in June 2011, we entered into an agreement allowing a right of way at our Kanawha Eagle mining complex to a third party for compensation of $2.1 million. We have no future obligation related to this agreement.

In the second quarter of 2010, we entered into two separate agreements with other coal producers to exchange certain of our non-strategic coal mineral rights for certain of their coal mineral rights located near our Wells and Corridor G mining complexes. We recognized gains totaling $14.3 million on these transactions.

Effective April 2010, we entered into an agreement to surrender our rights to certain non-strategic leased coal reserves and the associated mining permits at our Rocklick mining complex in exchange for the release of the related reclamation obligations. We recognized a gain of $2.8 million on the April 2010 transaction as a result of transferring the reclamation liability.

In March 2010, we received approximately 13 million tons of coal mineral rights contiguous to our Highland mining complex in the Illinois Basin in exchange for non-strategic Illinois Basin coal reserves. We recognized a gain of $24 million on this transaction.

The exchange transactions above were recorded at fair value. The valuations primarily utilized Level 3 inputs, as defined by authoritative guidance, in a discounted cash flows model including assumptions for future coal sales prices and operating costs. Level 3 inputs were utilized due to the lack of an active, quoted market for coal reserves and due to the inability to use other transaction comparisons because of the unique nature and location of each coal seam.

Other Transactions

We were a defendant in litigation involving Peabody Energy Corporation (Peabody), in relation to their negotiation and June 2005 sale of two properties previously owned by two of our subsidiaries, which was filed prior to our 2007 spin-off from Peabody. In May 2011, this litigation was settled. As part of the settlement, we made a payment of $14.8 million and ownership of the related assets and liabilities reverted back to us. The assets include coal reserves in West Virginia and surface land in Illinois at closed mine sites. The liabilities include the reclamation obligations related to these assets. The assets were recorded at the value of the settlement consideration, which included $17.6 million of estimated reclamation liabilities assumed, resulting in no significant impact to our results of operations in the second quarter of 2011.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

Effective April 2010, we entered into an agreement to sell coal mineral rights at our Federal mining complex to a third party lessor and added them to an existing lease. We recorded this transaction as a financing arrangement. Therefore, we recorded the $17.7 million cash consideration as a liability. The liability is being accreted through interest expense over an expected lease term of approximately five years and is being relieved as we make future royalty payments. For the three and six months ended June 30, 2011, $0.3 million and $0.6 million, respectively, is reflected in “Interest expense and other” on the condensed consolidated statement of operations. For the three and six months ended June 30, 2010, $0.4 million is reflected in “Interest expense and other” on the condensed consolidated statement of operations.

During the three and six months ended June 30, 2011, “Other revenues” includes the recognition of income as underlying tons were shipped from a coal purchase option sold in a prior year. Additionally, we monetized future coal reserve royalty payments for $2.2 million. Other revenues also include payments from customer settlements, royalties related to coal lease agreements and farm income.

(3)	Asset Retirement Obligation Expense

Asset retirement obligation expense includes accretion of asset retirement obligations and charges for selenium water treatment and related legal proceedings. On September 1, 2010, the U.S. District Court for the Southern District of West Virginia (U.S. District Court) issued an order to Apogee Coal Company (Apogee) and Hobet Mining, LLC (Hobet), our subsidiaries, in relation to the failure to meet the deadline to comply with selenium discharge limits in their permits by April 5, 2010.

The order required Hobet to submit by October 1, 2010 a proposed schedule to develop a treatment plan for a Hobet Surface Mine No. 22 outfall and to come into compliance with applicable discharge limits under the permit by May 1, 2013. We submitted the required schedule, which included conducting additional pilot projects related to certain technological alternatives. Based on the results of the pilot projects, a final treatment technology to be utilized at the Hobet Surface Mine No. 22 outfall was submitted to the U.S. District Court in June 2011 in accordance with the submitted schedule. We recorded expense of $24.0 million in the second quarter of 2011 for the estimated future ongoing operating costs of a Fluidized Bed Reactor (FBR) water treatment facility at this outfall. The charge was included in “Asset retirement obligation expense” on our condensed consolidated statements of operations. See Note 14 for the background on these proceedings and the additional impact of these orders on Apogee and Hobet.

(4)	Restructuring and Impairment Charge

In the second quarter of 2010, we recorded a $14.8 million restructuring and impairment charge related to the June 2010 closure of the Harris No. 1 mine as a result of adverse geologic conditions and further rationalization of our operations at the Rocklick mining complex based on this early closure. The Harris No. 1 mine was nearing the end of its projected mining life and was scheduled for closure in 2011. The charge included a $2.8 million non-cash, impairment component related to equipment and coal reserves that were abandoned due to the mine closure. Additionally, the charge included a restructuring component totaling $12.0 million for payment of remaining operational contracts to be made with no future economic benefit. These contracts provided for the use of a beltline and rights to coal reserves. Payments of these obligations will occur through the end of 2013. In the three and six months ended June 30, 2011, the expense represents accretion related to the discounted future payment obligation. The current portion of the restructuring liability of $4.5 million is included in “Trade accounts payable and accrued expenses” and the long-term portion of $5.4 million is included in “Other noncurrent liabilities” on our condensed consolidated balance sheets.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(5)	Postretirement Benefit Costs

Net periodic postretirement benefit costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Service cost for benefits earned	$1,400	$1,508	$2,805	$2,850
Interest cost on accumulated postretirement benefit obligation	19,269	18,950	38,538	37,900
Amortization of actuarial loss	10,988	9,200	21,365	18,400
Amortization of prior service cost	(202)	(200)	(405)	(400)

Net periodic postretirement benefit costs	$31,455	$29,458	$62,303	$58,750

(6)	Income Tax Provision

For the three and six months ended June 30, 2011, we recorded an income tax provision of $0.2 million and $0.6 million, respectively. For the three and six months ended June 30, 2010, we recorded an income tax provision of $0.2 million and $0.4 million, respectively. The income tax provision primarily relates to state taxes. We anticipate a tax net operating loss for the year ending December 31, 2011.

(7)	Earnings per Share

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.

The effect of dilutive securities excludes certain stock options, restricted stock units and convertible debt-related shares because the inclusion of these securities was antidilutive to earnings per share. For the three and six months ended June 30, 2011 and 2010, no common stock equivalents were included in the computation of the diluted loss per share because we reported a net loss for all periods.

Accordingly, 3.3 million shares and 3.8 million shares related to stock-based compensation awards for the three and six months ended June 30, 2011 and 2010, respectively, and 3.0 million common shares related to the convertible notes, for all periods, were excluded from the diluted loss per share calculation.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(8)	Comprehensive Loss

The following table sets forth the after-tax components of comprehensive loss for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net loss	$(12,355)	$(13,574)	$(27,651)	$(9,313)
Accumulated actuarial loss and prior service cost realized in net loss	10,749	9,285	21,494	18,191
Unrealized loss on actuarially-determined liability(1)	-	-	-	(11,500)
Net change in fair value of diesel fuel hedge	(1,387)	(2,142)	350	(1,076)

Comprehensive loss	$(2,993)	$(6,431)	$(5,807)	$(3,698)

(1) In March 2010, healthcare legislation was enacted and included provisions related to coal workers’ pneumoconiosis, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We adjusted our obligation by $11.5 million for the estimated impact of this legislation to our current population of beneficiaries and claimants.

(9)	Inventories

Inventories consisted of the following:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Materials and supplies	$48,428	$42,056
Saleable coal	34,336	40,478
Raw coal	21,719	15,439

Total	$104,483	$97,973

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

(10)	Credit Facilities

Effective May 5, 2010, we entered into a $427.5 million amended and restated credit agreement with a maturity date of December 31, 2013. The credit facility provides for the issuance of letters of credit and direct borrowings. On January 6, 2011, we entered into an amendment to the credit agreement which, among other things, modified certain limits and minimum requirements of our financial covenants. At June 30, 2011, we were in compliance with the covenants of our amended credit facility.

In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade accounts receivable to the creditors as collateral for any borrowings. Available liquidity under the program fluctuates with the balance of our trade accounts receivable. The outstanding trade accounts receivable balance was $191.4 million and $146.6 million as of June 30, 2011 and December 31, 2010, respectively.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the sale of the trade accounts receivable to the creditors does not receive sale accounting treatment. As such, the trade accounts receivable balances remain on our financial statements until settled. Any direct borrowings under the program are recorded as secured debt.

Both the credit agreement and the account receivable securitization program (the facilities) are available for our working capital requirements, capital expenditures and other corporate purposes. As of June 30, 2011 and December 31, 2010, the balance of outstanding letters of credit issued against the facilities totaled $335.1 million and $355.3 million, respectively. There were no outstanding short-term borrowings against either facility as of June 30, 2011 and December 31, 2010. Availability under these facilities was $217.4 million and $197.2 million as of June 30, 2011 and December 31, 2010, respectively.

(11)	Segment Information

We report our operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of our mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining and preparation of thermal coal, sold primarily to electricity generators and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining and preparation of thermal coal, sold primarily to electricity generators. For the six months ended June 30, 2011 and 2010, our sales to electricity generators were 76% and 77% of our total volume, respectively. Our sales to steel and coke producers were 24% and 23% of our total volume for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, our revenues attributable to foreign countries, based on where the product was shipped, were $456.3 million and $274.5 million, respectively. We utilize underground and surface mining methods and produce coal with high and medium Btu content. Our operations have relatively short shipping distances from the mine to most of our domestic utility customers and certain metallurgical coal customers. “Corporate and Other” includes selling and administrative expenses, net gains on disposal or exchange of assets and costs associated with past mining obligations.

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

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Operating segment results for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$551,394	$80,766	$-	$632,160	$1,053,718	$155,466	$-	$1,209,184
Adjusted EBITDA	120,306	(653)	(49,452)	70,201	223,099	1,767	(106,059)	118,807
Additions to property, plant, equipment and mine development	34,848	5,560	334	40,742	62,460	8,000	666	71,126
Income from equity affiliates	2,998	-	-	2,998	2,920	-	-	2,920

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$469,993	$68,999	$-	$538,992	$863,422	$142,827	$-	$1,006,249
Adjusted EBITDA	82,041	(1,533)	(39,914)	40,594	152,904	5,284	(72,358)	85,830
Additions to property, plant, equipment and mine development	25,351	3,115	96	28,562	48,993	14,525	174	63,692
Income from equity affiliates	1,245	-	-	1,245	1,693	-	-	1,693

A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Total Adjusted EBITDA	$70,201	$40,594	$118,807	$85,830
Depreciation, depletion and amortization	(46,370)	(50,350)	(91,072)	(99,962)
Asset retirement obligation expense	(35,115)	(11,004)	(49,569)	(21,850)
Sales contract accretion	15,815	33,735	34,425	59,043
Restructuring and impairment charge	(137)	(14,838)	(284)	(14,838)
Interest expense and other	(16,583)	(14,795)	(39,443)	(23,827)
Interest income	52	3,249	98	6,691
Income tax provision	(218)	(165)	(613)	(400)

Net loss	$(12,355)	$(13,574)	$(27,651)	$(9,313)

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(12)	Derivatives

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

We have commodity price risk related to our diesel fuel purchases. To manage a portion of this risk, we entered into heating oil swap contracts with financial institutions. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. We expect to purchase approximately 22 million gallons of diesel fuel annually across all operations in 2011 and 2012. As of June 30, 2011, the notional amounts outstanding for the swaps included 3.5 million gallons and 2.0 million gallons of heating oil expiring throughout 2011 and 2012, respectively. For the three and six months ended June 30, 2011, we recognized a net gain of $1.6 million and $2.6 million in earnings on settled contracts, respectively. For the three and six months ended June 30, 2010, we recognized a net gain of $0.1 million in earnings on settled contracts for both periods. No portion of the fair value for the cash flow hedges was deemed ineffective for the three and six months ended June 30, 2011. The portion of the fair value for the cash flow hedges deemed ineffective for the three and six months ended June 30, 2010, was immaterial.

The following table presents amounts related to our fuel derivative instruments and hedging activities included in the condensed consolidated balance sheets. See Note 8 for the impact of our fuel hedges on comprehensive loss.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Fair value of current fuel contracts (Prepaid expenses and other current assets)	$2,127	$1,868
Fair value of noncurrent fuel contracts (Investments and other assets)	91	-
Net unrealized gains from fuel hedges, net of tax (Accumulated other comprehensive loss)	2,218	1,868

We utilized New York Mercantile Exchange (NYMEX) quoted market prices for the fair value measurement of these contracts, which reflects a Level 2 fair value input.

(13)	Fair Value of Financial Instruments

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

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

The following table summarizes the fair value of our remaining financial instruments.

	0000000000	0000000000
	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$2,218	$1,868
Liabilities:
$200 million of 3.25% Convertible Senior Notes due 2013	196,034	190,211
$250 million of 8.25% Senior Notes due 2018	258,750	253,750

All of the instruments above were valued using Level 2 inputs. The fair value of the Convertible Senior Notes and the 8.25% Senior Notes was estimated using the last traded value on the last day of each period, as provided by a third party.

(14)	Commitments and Contingencies

Commitments

As of June 30, 2011, purchase commitments for equipment totaled $80.8 million. We typically finance a significant portion of this type of equipment through leasing arrangements.

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

JUNE 30, 2011

Selenium Matters

Federal Apogee Case and Federal Hobet Case

In 2007, Apogee was sued in the U.S. District Court by the Ohio Valley Environmental Coalition, Inc. (OVEC) and another environmental group (pursuant to the citizen suit provisions of the CWA). We refer to this lawsuit as the Federal Apogee Case. This lawsuit alleged that Apogee had violated water discharge limits for selenium set forth in one of its NPDES permits. The lawsuit sought compliance with the limits of the NPDES permit, fines and penalties as well as injunctive relief prohibiting Apogee from further violating laws and its permit.

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

Other WVDEP Actions

On April 23, 2010, WVDEP filed a lawsuit against Catenary Coal Company, LLC (Catenary), one of our subsidiaries, in the Boone County Circuit Court. We refer to this case as the Catenary WVDEP Action. This lawsuit alleged that Catenary had discharged selenium from its surface mining operations in violation of certain of its NPDES and surface mining permits. On June 11, 2010, WVDEP filed a lawsuit against Apogee in the Logan County Circuit Court, alleging discharge of pollutants, including selenium, in violation of certain of its NPDES and SMCRA permits. We refer to this case as the Apogee WVDEP Action. WVDEP is seeking fines and penalties as well as injunctions prohibiting Catenary and Apogee from discharging pollutants, including selenium, in violation of laws and its NPDES permits. We are unable to predict the likelihood of success of the plaintiffs’ claims. Although we intend to defend ourselves vigorously against these allegations, we may consider alternative resolutions to this matter if they would be in the best interest of the Company.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

September 1, 2010 U.S. District Court Ruling

On September 1, 2010, the U.S. District Court found Apogee in contempt for failing to comply with the March 19, 2009 consent decree entered in the Federal Apogee Case. Apogee was ordered to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits by March 1, 2013. In September 2010, we increased the portion of the selenium water treatment liability related to Apogee by $20.7 million for the fair value of the estimated future ongoing operating costs related to these three outfalls. We record the costs to install the Apogee FBR water treatment facility as capital expenditures when incurred. As of June 30, 2011, we have spent approximately $5 million on the Apogee FBR facility and the total expenditures are estimated to be approximately $55 million. Preparation of the Apogee FBR facility site began at the end of June 2011 and we anticipate finalizing certain engineering specifications for the Apogee FBR facility in the third quarter of 2011.

Additionally, the U.S. District Court ordered Hobet to submit a proposed schedule to develop a treatment plan for a Hobet Surface Mine No. 22 outfall by October 1, 2010 and to come into compliance with applicable discharge limits under the permit by May 1, 2013. We submitted the required schedule, which included conducting additional pilot projects related to certain technological alternatives. A final treatment technology to be utilized at this Hobet Surface Mine No. 22 outfall was filed with the U.S. District Court in June 2011 in accordance with the submitted schedule. In June 2011, we recorded an adjustment of $24.0 million to the selenium water treatment liability primarily related to the estimated future ongoing operating costs of an FBR water treatment facility at this outfall. This charge is reflected in “Asset retirement obligation expense” in the condensed consolidated statement of operations. As with the Apogee FBR facility, we will record the costs to install the Hobet FBR water treatment facility as capital expenditures when incurred. Capital expenditures are currently estimated to be approximately $40 million for the Hobet FBR facility. We anticipate beginning construction on the Hobet facility in the second half of 2011.

FBR technology had not been used to remove selenium or any other minerals discharged at coal mining operations prior to our pilot project performed in 2010. The FBR water treatment facilities required by the ruling will be the first two constructed for selenium removal on a commercial scale. FBR technology has not been proven effective on a full-scale commercial basis and there can be no assurance that this technology will be successful under all variable conditions experienced at our mining operations.

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

Selenium Water Treatment Liability

In 2009, we estimated the costs to treat our selenium discharges in excess of allowable limits at a fair value of $85.2 million at the Magnum acquisition date. This liability was recorded in the purchase accounting for the Magnum acquisition and included the estimated costs of installing Zero Valent Iron (ZVI) water treatment technology, which was the most successful methodology at the time based on our testing results. At the time we recorded this liability, it reflected the estimated total costs of the planned ZVI water treatment installations we have been implementing and maintaining in consideration of the requirements of our mining permits, court orders, and consent decrees. This estimate was prepared considering the dynamics of legislation, capabilities of available technology and our planned water treatment strategy.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

At the time of the Magnum Coal Company (Magnum) acquisition, various outfalls across the acquired operations had been tested for selenium discharges. Of the outfalls tested, 88 were identified as potential sites of selenium discharge limit exceedances, of which 78 were identified as having known exceedances. The estimated liability recorded at fair value in the purchase allocation took into consideration the 78 outfalls with known exceedances at the acquisition date.

As of June 30, 2011, we have a $141.9 million liability recorded for the treatment of selenium discharges. The current portion of the estimated liability is $16.5 million and is included in “Accounts payable and accrued expenses” and the long-term portion is recorded in “Asset retirement obligations” on our condensed consolidated balance sheets.

Our liability to treat selenium discharges at the other outfalls not addressed in the September 1, 2010 ruling is based on the use of ZVI technology. We are currently continuing to install ZVI systems according to our original water treatment strategy, while also performing a further review of other potential water treatment technology alternatives. Our water treatment strategy reflects implementing scalable ZVI installations at each outfall due to its modular design that can be reconfigured as further knowledge and certainty is gained. Initial pilot testing of ZVI technology began in 2008 and has identified potential shortfalls requiring additional research to resolve certain detailed design considerations. To date, ZVI technology has not been demonstrated to perform consistently and sustainably in achieving effluent selenium limitations or in treating the expected water flows at these outfalls. However, based on the flexibility of the scalable system for configuration adjustments, we plan to continue to pursue the ZVI water treatment installations and determine whether modifications to the technology could result in its ability to treat selenium successfully.

At this time, there is no plan to install FBR or any technology other than ZVI at the other outfalls not included in the September 1, 2010 ruling as neither FBR nor other technologies have been proven effective on a full-scale basis. However, we are continuing to research various treatment alternatives in addition to ZVI for the other outfalls. Results of pilot testing in the first half of 2011 indicated that ZVI, FBR and an additional technology are viable selenium treatment options. Also, we are evaluating additional technologies, which have not yet been pilot tested.

We continue to implement treatment installations at various permitted outfalls, but we have been unable to comply with selenium discharge limits due to the ongoing inability to identify a technology that can remove selenium sustainably, consistently and uniformly under all variable conditions experienced at our mining operations. While we are actively continuing to explore new treatment options and modifying existing technologies, a definitive solution has not been identified and it is unknown when or if it will be identified. Even if a definitive solution would have existed as of June 30, 2011, it likely would not have been possible to install such technology at all of the outfalls included in the WVDEP Action by the July 2012 compliance deadline, and we are taking the requisite steps to seek an extension approved by the court.

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

While we are actively continuing to explore treatment options, there can be no assurance as to if or when a definitive solution will be identified and implemented. As a result, actual costs may differ from our current estimates. Additionally, there are no assurances we will meet the timetable stipulated in the various court orders, consent decrees and permits. We will make additional adjustments to our liability when, and if, we have become subject to other obligations and/or it becomes probable that we will utilize a different technology or modify the current technology, whether due to developments in our ongoing research or a legal obligation to do so.

General Selenium Matters

In general, we and other mining companies are currently operating pursuant to NPDES permits for which selenium limits went into effect on or around April 5, 2010. We filed a request to extend the deadline beyond April 2010. The WVDEP published a notice to extend the compliance deadlines, but the EPA subsequently objected to the extensions. We have filed administrative appeals and judicial actions which we believe effectively stayed enforcement of the effective dates for the selenium limits. In March 2011, however, a U.S. District Court determined that a similar proceeding involving certain of our competitors did not stay selenium limits applicable in that case. In West Virginia, all new NPDES permits and NPDES permit renewals are subject to selenium limits if a reasonable potential to discharge in violation of the standard has been determined to exist by the WVDEP.

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Other Litigation and Investigations

Apogee has been sued, along with eight other defendants, including Monsanto Company (Monsanto), Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. In total, 243 similar lawsuits have been served on Apogee, which are identical except for the named plaintiff. Of the 243 lawsuits, 75 were served in February 2008, 167 were served in December 2009, and one was served in January 2011. Each lawsuit alleges personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of June 30, 2011, 47 of the lawsuits have been dismissed. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.

We were a defendant in litigation involving Peabody in relation to their negotiation and June 2005 sale of two properties previously owned by two of our subsidiaries. Environmental Liability Transfer, Inc. (ELT) and its subsidiaries commenced litigation against these subsidiaries in the Circuit Court of the City of St. Louis in the State of Missouri alleging, among other claims, fraudulent misrepresentation, fraudulent omission, breach of duty and breach of contract. In May 2011, we entered into a litigation settlement agreement with ELT and its subsidiaries. See Note 2 for a detailed description of the settlement.

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

One of our subsidiaries is a defendant in several related lawsuits filed in the Circuit Court of Boone County, West Virginia. As of June 30, 2011, there were approximately 140 related lawsuits. In addition to our subsidiary, the lawsuits name Peabody and other coal companies as defendants. The plaintiffs in each case allege contamination of their drinking water wells over a period in excess of 30 years from coal mining activities in Boone County, including underground coal slurry injection and coal slurry impoundments. The lawsuits seek property damages, personal injury damages and medical monitoring costs. The Boone County Public Service Commission is in the process of installing public water lines and most of the plaintiffs now have access to public water. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from our 2007 spin-off, Patriot is indemnifying and defending Peabody in this litigation. In December 2009, we filed a third-party complaint against our current and former insurance carriers seeking coverage for this litigation under the applicable insurance policies. The lawsuits have been settled subject to court approval and are fully reserved.

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

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(15)	Guarantees

As part of our 2007 spin-off, Peabody had guaranteed occupational disease (black lung) workers’ compensation obligations related to certain of our subsidiaries with the U.S. Department of Labor (DOL). In the first quarter of 2011, we posted our own surety, resulting in a $15.0 million interest-bearing deposit that was recorded to “Investments and other assets” on the condensed consolidated balance sheet. Peabody no longer has any obligation to the DOL related to our subsidiaries included in the 2007 spin-off.

In 2010, we agreed to provide a limited guaranty of the payment and performance under three loans entered into by one of our joint ventures. The loans were obtained to purchase equipment, which is pledged as collateral for the loans. In the event of default on all three loans, we would be required to pay a maximum of $9.1 million. The maximum term of the three loans is through January 2016. The guaranteed portion of the loan balances at June 30, 2011 totaled $8.6 million. At June 30, 2011 and December 31, 2010, there was no carrying amount of the liability related to these guarantees on our consolidated balance sheets based on the amount of exposure and the likelihood of required performance.

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

Other Guarantees

We are the lessee or sublessee under numerous equipment and property leases. It is common in such commercial lease transactions for Patriot, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of our operations. We expect that losses with respect to leased property would be covered by insurance (subject to deductibles). Patriot and certain of our subsidiaries have guaranteed other subsidiaries’ performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, our maximum potential obligations under their leases are equal to the respective future minimum lease payments and/or, in certain leases, liquidated damages, assuming no amounts could be recovered from third parties.

(16)	Pending Adoption of Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance which requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance is effective for fiscal years beginning after December 15, 2011, and we will adopt it on January 1, 2012. While we are currently evaluating the impact on our disclosures, we do not believe this guidance will affect our results of operations or financial condition.

(17)	Supplemental Guarantor/Non-Guarantor Financial Information

The following tables present condensed consolidating financial information for: (a) Patriot Coal Corporation (the “Parent”) on a stand-alone basis; (b) the subsidiary guarantors of our 8.25% Senior Notes (“Guarantor Subsidiaries”) on a combined basis and (c) the Non-Guarantor Subsidiary, Patriot Coal Receivables (SPV) Ltd. (the accounts receivable securitization program facilitating entity), on a stand-alone basis. Each Guarantor Subsidiary is wholly-owned by Patriot Coal Corporation. The guarantees from each of the Guarantor Subsidiaries are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries will be jointly, severally and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to potential investors.

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

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$-	$623,902	$-	$-	$623,902
Other revenues	-	8,258	-	-	8,258

Total revenues	-	632,160	-	-	632,160
Costs and expenses
Operating costs and expenses	-	560,269	-	-	560,269
Depreciation, depletion and amortization	-	46,370	-	-	46,370
Asset retirement obligation expense	-	35,115	-	-	35,115
Sales contract accretion	-	(15,815)	-	-	(15,815)
Restructuring and impairment charge	-	137	-	-	137
Selling and administrative expenses	4,930	9,130	-	-	14,060
Net gain on disposal or exchange of assets	-	(9,372)	-	-	(9,372)
Income from equity affiliates	(4,532)	(2,998)	-	4,532	(2,998)

Operating profit (loss)	(398)	9,324	-	(4,532)	4,394
Interest expense and other	11,955	4,628	366	(366)	16,583
Interest income	(48)	(4)	(366)	366	(52)

Income (loss) before income taxes	(12,305)	4,700	-	(4,532)	(12,137)
Income tax provision	50	168	-	-	218

Net income (loss)	$(12,355)	$4,532	$-	$(4,532)	$(12,355)

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010

	000000000	000000000	000000000	000000000	000000000
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$-	$533,800	$-	$-	$533,800
Other revenues	-	5,192	-	-	5,192

Total revenues	-	538,992	-	-	538,992
Costs and expenses
Operating costs and expenses	93	504,111	-	-	504,204
Depreciation, depletion and amortization	531	49,819	-	-	50,350
Asset retirement obligation expense	-	11,004	-	-	11,004
Sales contract accretion	-	(33,735)	-	-	(33,735)
Restructuring and impairment charge	-	14,838	-	-	14,838
Selling and administrative expenses	13,242	(44)	-	-	13,198
Net gain on disposal or exchange of assets	-	(17,759)	-	-	(17,759)
Income from equity affiliates	(13,059)	(1,245)	-	13,059	(1,245)

Operating profit (loss)	(807)	12,003	-	(13,059)	(1,863)
Interest expense and other	12,768	2,027	195	(195)	14,795
Interest income	(1)	(3,248)	(195)	195	(3,249)

Income (loss) before income taxes	(13,574)	13,224	-	(13,059)	(13,409)
Income tax provision	-	165	-	-	165

Net income (loss)	$(13,574)	$13,059	$-	$(13,059)	$(13,574)

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2011

	000000000	000000000	000000000	000000000	000000000
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$-	$1,194,280	$-	$-	$1,194,280
Other revenues	-	14,904	-	-	14,904

Total revenues	-	1,209,184	-	-	1,209,184
Costs and expenses
Operating costs and expenses	-	1,076,108	-	-	1,076,108
Depreciation, depletion and amortization	-	91,072	-	-	91,072
Asset retirement obligation expense	-	49,569	-	-	49,569
Sales contract accretion	-	(34,425)	-	-	(34,425)
Restructuring and impairment charge	-	284	-	-	284
Selling and administrative expenses	9,260	17,344	-	-	26,604
Net gain on disposal or exchange of assets	-	(9,415)	-	-	(9,415)
Income from equity affiliates	(5,542)	(2,920)	-	5,542	(2,920)

Operating profit (loss)	(3,718)	21,567	-	(5,542)	12,307
Interest expense and other	23,707	15,736	793	(793)	39,443
Interest income	(94)	(4)	(793)	793	(98)

Income (loss) before income taxes	(27,331)	5,835	-	(5,542)	(27,038)
Income tax provision	320	293	-	-	613

Net income (loss)	$(27,651)	$5,542	$-	$(5,542)	$(27,651)

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2010

	000000000	000000000	000000000	000000000	000000000
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$-	$998,008	$-	$-	$998,008
Other revenues	-	8,241	-	-	8,241

Total revenues	-	1,006,249	-	-	1,006,249
Costs and expenses
Operating costs and expenses	186	937,509	-	-	937,695
Depreciation, depletion and amortization	1,075	98,887	-	-	99,962
Asset retirement obligation expense	-	21,850	-	-	21,850
Sales contract accretion	-	(59,043)	-	-	(59,043)
Restructuring and impairment charge	-	14,838	-	-	14,838
Selling and administrative expenses	25,981	(9)	-	-	25,972
Net gain on disposal or exchange of assets	-	(41,555)	-	-	(41,555)
Income from equity affiliates	(38,280)	(1,693)	-	38,280	(1,693)

Operating profit (loss)	11,038	35,465	-	(38,280)	8,223
Interest expense and other	20,354	3,473	270	(270)	23,827
Interest income	(3)	(6,688)	(270)	270	(6,691)

Income (loss) before income taxes	(9,313)	38,680	-	(38,280)	(8,913)
Income tax provision	-	400	-	-	400

Net income (loss)	$(9,313)	$38,280	$-	$(38,280)	$(9,313)

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2011

	0000000000	0000000000	0000000000	0000000000	0000000000
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$262,710	$390	$-	$-	$263,100
Accounts receivable and other, net	329	200,130	191,448	(191,448)	200,459
Inventories	-	104,483	-	-	104,483
Prepaid expenses and other current assets	2,306	27,501	-	-	29,807

Total current assets	265,345	332,504	191,448	(191,448)	597,849
Property, plant, equipment and mine development
Land and coal interests	-	2,911,432	-	-	2,911,432
Buildings and improvements	-	452,331	-	-	452,331
Machinery and equipment	-	729,689	-	-	729,689
Less accumulated depreciation, depletion and amortization	-	(914,071)	-	-	(914,071)

Property, plant, equipment and mine development, net	-	3,179,381	-	-	3,179,381
Notes receivable	-	-	-	-	-
Investments, intercompany and other assets	1,307,040	(35,819)	-	(1,202,829)	68,392

Total assets	$1,572,385	$3,476,066	$191,448	$(1,394,277)	$3,845,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,194	$421,172	$191,448	$(191,448)	$430,366
Below market sales contracts acquired	-	51,698	-	-	51,698
Current portion of debt	-	3,298	-	-	3,298

Total current liabilities	9,194	476,168	191,448	(191,448)	485,362
Long-term debt, less current maturities	429,081	25,036	-	-	454,117
Asset retirement obligations	-	403,318	-	-	403,318
Workers’ compensation obligations	-	225,659	-	-	225,659
Accrued postretirement benefit costs	-	1,276,342	-	-	1,276,342
Obligation to industry fund	-	37,311	-	-	37,311
Below market sales contracts acquired, noncurrent	-	67,694	-	-	67,694
Other noncurrent liabilities	1,017	49,777	-	-	50,794

Total liabilities	439,292	2,561,305	191,448	(191,448)	3,000,597
Stockholders’ equity	1,133,093	914,761	-	(1,202,829)	845,025

Total liabilities and stockholders’ equity	$1,572,385	$3,476,066	$191,448	$(1,394,277)	$3,845,622

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2010

	0000000000	0000000000	0000000000	0000000000	0000000000
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$192,593	$474	$-	$-	$193,067
Accounts receivable and other, net	522	206,843	146,652	(146,652)	207,365
Inventories	-	97,973	-	-	97,973
Prepaid expenses and other current assets	2,603	26,045	-	-	28,648

Total current assets	195,718	331,335	146,652	(146,652)	527,053
Property, plant, equipment and mine development
Land and coal interests	-	2,870,182	-	-	2,870,182
Buildings and improvements	2,554	436,772	-	-	439,326
Machinery and equipment	16,147	663,282	-	-	679,429
Less accumulated depreciation, depletion and amortization	(13,806)	(814,596)	-	-	(828,402)

Property, plant, equipment and mine development, net	4,895	3,155,640	-	-	3,160,535
Notes receivable	-	69,540	-	-	69,540
Investments, intercompany and other assets	1,409,341	(159,146)	-	(1,197,287)	52,908

Total assets	$1,609,954	$3,397,369	$146,652	$(1,343,939)	$3,810,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$26,752	$382,532	$146,652	$(146,652)	$409,284
Below market sales contracts acquired	-	70,917	-	-	70,917
Current portion of debt	-	3,329	-	-	3,329

Total current liabilities	26,752	456,778	146,652	(146,652)	483,530
Long-term debt, less current maturities	424,408	27,121	-	-	451,529
Asset retirement obligations	-	349,791	-	-	349,791
Workers’ compensation obligations	-	220,757	-	-	220,757
Accrued postretirement benefit costs	3,721	1,265,447	-	-	1,269,168
Obligation to industry fund	-	38,978	-	-	38,978
Below market sales contracts acquired, noncurrent	-	92,253	-	-	92,253
Other noncurrent liabilities	2,022	58,927	-	-	60,949

Total liabilities	456,903	2,510,052	146,652	(146,652)	2,966,955
Stockholders’ equity	1,153,051	887,317	-	(1,197,287)	843,081

Total liabilities and stockholders’ equity	$1,609,954	$3,397,369	$146,652	$(1,343,939)	$3,810,036

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(32,994)	$85,982	$-	$-	$52,988

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	-	(71,126)	-	-	(71,126)
Proceeds from notes receivable	-	115,679	-	-	115,679
Additions to advance mining royalties	-	(12,163)	-	-	(12,163)
Net cash paid in litigation settlement and asset acquisition	-	(14,787)	-	-	(14,787)
Proceeds from disposal or exchange of assets	-	2,411	-	-	2,411

Net cash provided by investing activities	-	20,014	-	-	20,014

Cash Flows From Financing Activities
Long-term debt payments	-	(2,116)	-	-	(2,116)
Deferred financing costs	(1,815)	-	-	-	(1,815)
Proceeds from employee stock purchases	962	-	-	-	962
Intercompany transactions	103,964	(103,964)	-	-	-

Net cash provided by (used in) financing activities	103,111	(106,080)	-	-	(2,969)

Net increase (decrease) in cash and cash equivalents	70,117	(84)	-	-	70,033
Cash and cash equivalents at beginning of period	192,593	474	-	-	193,067

Cash and cash equivalents at end of period	$262,710	$390	$-	$-	$263,100

PATRIOT COAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(27,230)	$48,028	$-	$-	$20,798

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(288)	(63,404)	-	-	(63,692)
Proceeds from notes receivable	-	22,100	-	-	22,100
Additions to advance mining royalties	-	(9,465)	-	-	(9,465)
Proceeds from disposal or exchange of assets	-	1,384	-	-	1,384
Investment in joint ventures	-	(300)	-	-	(300)

Net cash used in investing activities	(288)	(49,685)	-	-	(49,973)

Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	248,198	-	-	-	248,198
Proceeds from coal reserve financing transaction	-	17,700	-	-	17,700
Long-term debt payments	-	(5,179)	-	-	(5,179)
Deferred financing costs	(20,542)	-	-	-	(20,542)
Proceeds from employee stock purchases	1,082	-	-	-	1,082
Intercompany transactions	10,912	(10,912)	-	-	-

Net cash provided by financing activities	239,650	1,609	-	-	241,259

Net increase (decrease) in cash and cash equivalents	212,132	(48)	-	-	212,084
Cash and cash equivalents at beginning of period	26,574	524	-	-	27,098

Cash and cash equivalents at end of period	$238,706	$476	$-	$-	$239,182

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

This report and other materials filed or to be filed by Patriot Coal Corporation include statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “could,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.

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

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in Part I, Item 1A. Risk Factors of our 2010 Annual Report on Form 10-K and in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in, contemplated or implied by our forward-looking statements. These forward-looking statements are made as of the date of this report and we do not undertake any obligation (and expressly disclaim any such obligation) to update or revise the forward-looking statements, except as required by federal securities laws.

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

We ship coal to electricity generators, industrial users, steel and coke producers. In the first six months of 2011, we sold 16.1 million tons of coal, of which 76% was sold to domestic and global electricity generators and industrial customers and 24% was sold to domestic and global steel and coke producers. Our export sales accounted for 30% of our total tons sold during the six months ended June 30, 2011. In 2010, we sold 30.9 million tons of coal, of which 78% was sold to domestic electricity generators and industrial customers and 22% was sold to domestic and global steel and coke producers. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.

Our mining operations and coal reserves are as follows:

•      Appalachia. In southern West Virginia, we have ten mining complexes located in Boone, Lincoln, Logan and Kanawha counties, and in northern West Virginia, we have one complex located in Monongalia County. In Appalachia, we sold 12.5 million and 24.3 million tons of coal in the six months ended June 30, 2011 and the year ended December 31, 2010, respectively. As of December 31, 2010, we controlled 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 457 million tons were assigned to current operations.

•      Illinois Basin. In the Illinois Basin, we have three mining complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 3.6 million and 6.6 million tons of coal in the six months ended June 30, 2011 and the year ended December 31, 2010, respectively. As of December 31, 2010, we controlled 668 million tons of proven and probable coal reserves in the Illinois Basin, of which 178 million tons were assigned to current operations.

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

Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. We believe that in our industry such information is a relevant measurement of a company’s operating financial performance. Because Adjusted EBITDA and Segment Adjusted EBITDA are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but also excludes selling and administrative expenses, past mining obligation expense and gain on disposal or exchange of assets and is reconciled to its most comparable measure below under Net Income (Loss). Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Note 11 to our unaudited condensed consolidated financial statements.

Three and Six Months Ended June 30, 2011 Compared to June 30, 2010

Summary

Our Segment Adjusted EBITDA for the three and six months ended June 30, 2011 increased compared to the prior year primarily due to higher average sales prices resulting from an increased mix of metallurgical coal and from higher pricing. This increase was partially offset by higher operating costs resulting from increased metallurgical coal production and sales, which generally have a higher average cost per ton due to lower yield. We also incurred increased repairs and maintenance activity primarily related to rebuilds of equipment and general maintenance, and we experienced a roof fall at our Panther mining complex, which negatively impacted production during the first quarter of 2011.

In June 2011, we recorded expense of $24.0 million related to the estimated future ongoing operating costs of a selenium water treatment facility at our Hobet mining complex, which is reflected in “Asset retirement obligation expense” on our condensed consolidated statements of operations. In addition, in February 2011, outstanding notes receivable were repaid in full for $115.7 million prior to the scheduled maturity date. The early repayment resulted in a loss of $5.9 million, which is reflected in “Interest expense and other” on our condensed consolidated statements of operations. Additional fluctuations between the three and six months ended June 30, 2011 compared to the prior period are discussed in Net Income (Loss) below.

Segment Results of Operations

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)

	2011	2010	Tons/$	%	2011	2010	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold
Appalachia Mining Operations	6,234	6,431	(197)	(3.1)%	12,432	12,280	152	1.2%
Illinois Basin Mining Operations	1,863	1,635	228	13.9%	3,627	3,381	246	7.3%

Total Tons Sold	8,097	8,066	31	0.4%	16,059	15,661	398	2.5%

Average sales price per ton sold
Appalachia Mining Operations	$87.12	$72.28	$14.84	20.5%	$83.56	$69.64	$13.92	20.0%
Illinois Basin Mining Operations	43.35	42.20	1.15	2.7%	42.86	42.24	0.62	1.5%
Revenue
Appalachia Mining Operations	$543,136	$464,801	$78,335	16.9%	$1,038,814	$855,181	$183,633	21.5%
Illinois Basin Mining Operations	80,766	68,999	11,767	17.1%	155,466	142,827	12,639	8.8%
Appalachia Other	8,258	5,192	3,066	59.1%	14,904	8,241	6,663	80.9%

Total Revenues	$632,160	$538,992	$93,168	17.3%	$1,209,184	$1,006,249	$202,935	20.2%

Segment Operating
Costs and Expenses(1)
Appalachia Mining Operations and Other	$431,088	$387,952	$43,136	11.1%	$830,619	$710,518	$120,101	16.9%
Illinois Basin Mining Operations	81,419	70,532	10,887	15.4%	153,699	137,543	16,156	11.7%

Total Segment Operating
Costs and Expenses	$512,507	$458,484	$54,023	11.8%	$984,318	$848,061	$136,257	16.1%

Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$120,306	$82,041	$38,265	46.6%	$223,099	$152,904	$70,195	45.9%
Illinois Basin Mining Operations	(653)	(1,533)	880	57.4%	1,767	5,284	(3,517)	(66.6)%

Total Segment Adjusted EBITDA	$119,653	$80,508	$39,145	48.6%	$224,866	$158,188	$66,678	42.2%

(1) Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $560.3 million and $504.2 million less income from equity affiliates of $3.0 million and $1.2 million and past mining operations of $44.8 million and $44.5 million for the three months ended June 30, 2011 and 2010, respectively. Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $1,076.1 million and $937.7 million less income from equity affiliates of $2.9 million and $1.7 million and past mining operations of $88.9 million and $87.9 million for the six months ended June 30, 2011 and 2010, respectively.

Tons Sold and Revenues

Revenues in the Appalachia segment were higher in the three and six months ended June 30, 2011 compared to the prior year primarily due to higher average sales prices. Sales prices increased 20% in both periods due to the increased amount of metallurgical coal sold compared to the same periods in 2010.

Total sales volumes in Appalachia decreased for the three months ended June 30, 2011 compared to the same period in 2010 primarily due to decreased dragline activity at the Hobet mining complex resulting from Hobet 45 permit delays dating back to late 2008.

Total sales volumes in Appalachia increased for the six months ended June 30, 2011 compared to the same period in 2010 as we increased production and sales at certain of our metallurgical coal mines in response to additional demand. Sales volume at our Federal and Kanawha Eagle mining complexes also increased in 2011 after experiencing adverse conditions in 2010. These volume increases were partially offset by lower volume at our Hobet mining complex due to decreased dragline activity in the second quarter resulting from permit delays and at our Panther mining complex due to a roof fall in the first quarter.

Revenues in the Illinois Basin segment were higher for the three and six months ended June 30, 2011 as compared to the same period in 2010 due to higher sales volumes, particularly in the three months ended June 30, 2011, as well as slightly higher average sales prices. Total sales volumes for the three and six months ended June 30, 2011 were higher compared to the prior year partially due to a roof fall at our Highland mine in the second quarter of 2010.

Appalachia Other Revenue was higher for the three and six months ended June 30, 2011 primarily due to the recognition of income as underlying tons were shipped from a coal purchase option sold in a prior year. Additionally, we monetized future coal reserve royalty payments for $2.2 million in the second quarter of 2011.

Segment Operating Costs and Expenses

Segment operating costs and expenses for Appalachia increased in the three and six months ended June 30, 2011 as compared to the same period in 2010 primarily due to higher costs related to expanded metallurgical coal production and sales, including higher sales-related costs driven by higher sales prices. In addition, we incurred higher repairs and maintenance costs related to equipment rebuilds (cyclical) and general maintenance ($30.6 million and $52.0 million, respectively) as well as increased labor costs, partially resulting from the development of new mines ($9.9 million and $18.2 million, respectively). Additionally, the six months ended June 30, 2011 also had higher contract mining services and fuel and explosives costs ($20.6 million).

Segment operating costs and expenses for the Illinois Basin increased in the three and six months ended June 30, 2011 as compared to the prior year due to increased repairs and maintenance activity ($3.2 million and $5.3 million, respectively), and increased labor ($2.5 million and $5.4 million, respectively). These increased costs resulted from higher supply and labor costs, higher production and continuous miner advancement into new areas.

Segment Adjusted EBITDA

Our Segment Adjusted EBITDA for Appalachia was higher in the three and six months ended June 30, 2011 compared to the prior year primarily due to higher average sales prices resulting from an increased mix of metallurgical coal, which was partially offset by higher operating costs.

Segment Adjusted EBITDA for the Illinois Basin increased in the three months ended June 30, 2011 from the prior year primarily due to higher revenues as a result of increased sales volumes, partially offset by a corresponding increase in operating costs and expenses.

Segment Adjusted EBITDA for the Illinois Basin decreased in the six months ended June 30, 2011 from the prior year primarily due to increased operating costs and expenses as discussed above, partially offset by higher revenues as a result of increased sales volumes.

Net Income (Loss)

	Three Months Ended June 30,				Six Months Ended June 30,
			Favorable (Unfavorable)				Favorable (Unfavorable)
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$119,653	$80,508	$39,145	48.6%	$224,866	$158,188	$66,678	42.2%
Corporate and Other:
Past mining obligation expense	(44,764)	(44,475)	(289)	(0.6)%	(88,870)	(87,941)	(929)	(1.1)%
Net gain on disposal or exchange of assets	9,372	17,759	(8,387)	(47.2)%	9,415	41,555	(32,140)	(77.3)%
Selling and administrative expenses	(14,060)	(13,198)	(862)	(6.5)%	(26,604)	(25,972)	(632)	(2.4)%

Total Corporate and Other	(49,452)	(39,914)	(9,538)	(23.9)%	(106,059)	(72,358)	(33,701)	(46.6)%
Depreciation, depletion and amortization	(46,370)	(50,350)	3,980	7.9%	(91,072)	(99,962)	8,890	8.9%
Asset retirement obligation expense	(35,115)	(11,004)	(24,111)	(219.1)%	(49,569)	(21,850)	(27,719)	(126.9)%
Sales contract accretion	15,815	33,735	(17,920)	(53.1)%	34,425	59,043	(24,618)	(41.7)%
Restructuring and impairment charge	(137)	(14,838)	14,701	99.1%	(284)	(14,838)	14,554	98.1%
Interest expense and other	(16,583)	(14,795)	(1,788)	(12.1)%	(39,443)	(23,827)	(15,616)	(65.5)%
Interest income	52	3,249	(3,197)	(98.4)%	98	6,691	(6,593)	(98.5)%

Income (loss) before income taxes	(12,137)	(13,409)	1,272	9.5%	(27,038)	(8,913)	(18,125)	(203.4)%
Income tax provision	(218)	(165)	(53)	(32.1)%	(613)	(400)	(213)	(53.3)%

Net income (loss)	$(12,355)	$(13,574)	$1,219	9.0%	$(27,651)	$(9,313)	$(18,338)	(196.9)%

Net gain on disposal or exchange of assets decreased for the three and six months ended June 30, 2011 compared to the corresponding periods in the prior year. In 2010, net gain on disposal or exchange of assets included gains of $14.3 million on two mineral rights exchange transactions in the second quarter and a gain of $24.0 million on an exchange transaction for mineral rights in the first quarter. In the three and six months ended June 30, 2011, net gain on disposal or exchange of assets included a gain of $7.3 million on a mineral rights exchange transaction and a gain of $2.1 million on a right of way purchase transaction.

Depreciation, depletion and amortization decreased in the three and six months ended June 30, 2011 compared to the prior year, primarily due to the full depreciation in the third quarter of 2010 of a majority of the machinery and equipment associated with the 2008 Magnum acquisition.

Asset retirement obligation expense increased in the three and six months ended June 30, 2011 primarily due to additional selenium water treatment expense of $24.0 million recorded in the second quarter of 2011. This charge was in connection with the submission of a remediation plan related to a previous court ruling that required us to change our selenium treatment plan and re-evaluate our estimated costs for certain outfalls. See Liquidity and Capital Resources for a more detailed description of this expense.

Sales contract accretion decreased in the three and six months ended June 30, 2011 primarily due to the expiration of several contracts assumed in the Magnum acquisition in the second half of 2010. We expect sales contract accretion to continue to decrease as the acquired below market sales contracts reach the end of their contract lives.

Restructuring and impairment charge decreased in the three and six months ended June 30, 2011 compared to the corresponding periods in the prior year due to the 2010 charge related to the closure of the Harris No. 1 mine in June 2010. The 2010 charge included a $2.8 million impairment charge related to equipment and coal reserves that were abandoned due to the mine closure and a restructuring component of $12.0 million for payment of remaining operational contracts to be made with no future economic benefit. In the three and six months ended June 30, 2011, the expense represents accretion related to the discounted future payment obligation.

Interest expense and other increased in the three and six months ended June 30, 2011 primarily due to interest expense related to the $250 million of Senior Notes issued on May 5, 2010 as well as the increased amortization of deferred financing costs related to the new senior notes and the amended and restated credit agreement entered into in May 2010. Interest expense and other also increased in the six months ended June 30, 2011 due to the accounts receivable securitization entered into in March 2010. In addition, in February 2011, outstanding notes receivable related to the 2006 and 2007 sales of coal reserves and surface land were repaid in full for $115.7 million prior to the scheduled maturity date (the February 2011 transaction). At December 31, 2010, the outstanding notes receivable were included in “Accounts receivable and other” and “Notes receivable” on the condensed consolidated balance sheet. The early repayment resulted in a loss of $5.9 million, which is reflected in interest expense and other. The February 2011 transaction also resulted in lower interest income in the three and six months ended June 30, 2011.

Outlook

Market

We believe that the globalization of coal markets will create opportunities, with demand from developing countries continuing to grow for both thermal and metallurgical coal. Key indicators point to the sustainability of coal market globalization. Global seaborne demand for metallurgical coal could increase more than 50% from about 250 metric tonnes in 2010 to nearly 400 million metric tonnes by 2020. On the thermal side, global seaborne demand could increase more than 30% from 2010 to 2020, to almost 1 billion metric tonnes. With supply constraints worldwide, we believe U.S. metallurgical and thermal coal could increasingly be shipped overseas to satisfy the robust and growing global demand. From our perspective, the U.S. metallurgical and Eastern thermal coals are well-positioned to participate in these export opportunities.

We believe that total coal exports from the U.S. could approximate 100 million tons in 2011. This represents a doubling of exports since 2006 and a 25% increase over the strong export market in 2010.

We believe the metallurgical coal market demand will continue to be strong. We anticipate that these markets will remain strong throughout 2011, given the expectation for continued growth in economies around the world. While China has long been considered the leader in this trend, India’s population is expected to surpass that of China over the next 20 years with their total combined populations approaching three billion. Within this timeframe, an additional 10% of both Chinese and Indian populations is expected to be urbanized. The simultaneous population growth and urban development of China and India should magnify the need for substantially higher levels of commodities, including metallurgical and thermal coal.

We are encouraged by the strength of the global thermal market. We anticipate continued opportunities for exports, as Asian markets build more coal-fueled power plants, putting more demand and strain on global supply. The physical access of U.S. coals to the European thermal market, coupled with numerous coal quality alternatives, could make the U.S. a major ongoing participant in the increasingly global marketplace.

Patriot Operations

We anticipate 2011 sales volume in the range of 31 to 32 million tons, including metallurgical coal sales of at least 8.0 million tons.

Our response to the strong metallurgical markets is to continue our multi-year expansion plan to increase our annual metallurgical coal production to more than 11 million tons by 2013. In 2011, we started production at two new metallurgical coal mines – Gateway Eagle in the Rocklick mining complex and Workman Branch in the Wells mining complex. Additionally, we made significant progress constructing the entry slope at the Peerless mine in the Kanawha Eagle mining complex during the second quarter. We expect to begin production at this mine by the end of 2011. We also added a third continuous miner unit at our Black Oak mine in the Rocklick mining complex.

We are working toward opening four additional metallurgical coal mines in 2012, in addition to the three new mines discussed above. In total, we expect these seven new mines to increase our annual metallurgical production in excess of 11 million tons by 2013. We are on track with our expansion plan, which includes acquiring equipment, finalizing permits, and hiring supervisors and hourly employees. We think the manageable size of each new mine is an advantage, as it allows us to methodically increase production in line with sales commitments, and to benefit from our existing operations.

On the thermal side, Patriot has contracted nearly 7 million thermal coal tons for delivery into the international market through 2014, including sales from each of our basins. Over half of this volume will be sourced from the Illinois Basin. In total, we anticipate exporting approximately 25% of our 2011 production, with exports anticipated to expand to more than 10 million tons, or 30%, in 2012.

As of June 30, 2011, approximately 50% of our employees were represented by the United Mine Workers of America (UMWA) under labor agreements which expire December 31, 2011. In June 2011, a tentative labor agreement was reached which will run from July 1, 2011 to December 31, 2016. On June 17, 2011, the tentative labor agreement was ratified by the union members. We are in the process of negotiating with the UMWA on our separate contracts, which will utilize the tentative labor agreement as a starting point. We expect the labor agreement will cause our per-ton costs on our total production base to increase approximately 4% on average over the term of the agreement.

In July 2011, the Environmental Protection Agency (EPA) published final guidelines for Appalachian surface coal mining operations. This final guidance was an update to the interim guidance issued in April 2010, which was discussed more fully under Part 1, Item 1. Environmental Laws in our 2010 Annual Report on Form 10-K. The final guidance was not significantly different from the interim guidance, although additional data collection requirements were added.

In July 2011, the EPA released a prepublication version of the Cross-State Air Pollution Rule (CSAPR), which was proposed in 2010 as the Clean Air Transport Rule. CSAPR limits sulphur dioxide and nitrogen oxide emissions from power plants in 27 Eastern states. Many of our customers are affected by CSAPR, which requires sulphur dioxide emission reductions beginning in 2012 and significant additional sulphur dioxide emission reductions in 2014. CSAPR may affect the price adjustments calculated based on coal quality provisions in certain of our contracts. See additional discussion of Clean Air Regulations under Part 1, Item 1. Environmental Laws in our 2010 Annual Report on Form 10-K.

As discussed more fully under Part 1, Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K, our results of operations in the near-term could be negatively impacted by price volatility and demand; unforeseen adverse geologic conditions or equipment problems at mining locations; changes in general global economic conditions; new and existing coal mining laws and regulations and changes in the interpretation, enforcement or application thereof; availability and the costs of competing energy resources; the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers’ ability to utilize coal as fuel for electricity generation; existing or new environmental laws and regulations, including those related to selenium, and changes in the interpretation, enforcement or application thereof; negotiation of labor contracts, labor availability and relations; the outcome of pending or future litigation; changes in the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations and contribution requirements to multi-employer retiree healthcare and pension plans; reductions of purchases or deferral of deliveries by major customers; the availability and costs of credit, surety bonds and letters of credit; customer performance and credit risks; fluctuating prices of key supplies, mining equipment and commodities; supplier and contract miner performance and the unavailability of transportation for coal shipments.

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

Actual events and results may vary significantly from those included in, contemplated or implied by the forward-looking statements under Outlook. The guidance provided under the caption Outlook should be read in conjunction with the section entitled Cautionary Notice Regarding Forward Looking Statements included in this report. For additional information regarding the risks and uncertainties that affect our business, see Part 1, Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K.

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

Net cash provided by operating activities was $53.0 million for the six months ended June 30, 2011, compared to $20.8 million in the same period of 2010. The increase in cash provided by operating activities primarily related to higher cash flows from operations of $55.1 million, partially offset by changes in working capital of $7.9 million, and a one-time surety deposit of $15.0 million. The $15.0 million surety deposit was posted with the U.S. Department of Labor (DOL) in 2011 in relation to certain of our occupational disease (black lung) workers’ compensation obligations. As part of our 2007 spin-off, Peabody Energy Corporation (Peabody) had previously guaranteed with the DOL certain obligations related to our subsidiaries until they were fully transferred in 2011.

Net cash provided by investing activities was $20.0 million for the six months ended June 30, 2011, compared to net cash used in investing activities of $50.0 million in the same period of 2010. The increase in cash provided by investing activities in 2011 reflected the early repayment of $115.7 million of our outstanding notes receivable in February 2011 as compared to the collection of $22.1 million in scheduled payments on the same notes receivable in the first half of 2010. This increase was partially offset by cash paid in a litigation settlement of $14.8 million and an increase in capital expenditures of $7.4 million in 2011. As part of a litigation settlement, we made a payment of $14.8 million, and ownership of the assets and liabilities from a 2005 sale reverted back to us. The assets include coal reserves in West Virginia and surface land in Illinois at closed mine sites. The liabilities include the reclamation obligations related to these assets.

Net cash used by financing activities was $3.0 million for the six month periods ended June 30, 2011, compared to net cash provided by financing activities of $241.3 million for the six months ended June 30, 2010. The decrease in cash provided by financing activities reflects a decrease in proceeds from debt offering of $248.2 million and a decrease in proceeds from coal reserve financing transaction of $17.7 million, partially offset by a decrease in deferred financing costs of $18.7 million.

As a result of our multi-year expansion plan, purchase commitments for equipment totaled $80.8 million as of June 30, 2011. We entered into new purchase commitments of approximately $100 million from June 30, 2011 to the date of this filing.

September 1, 2010 U.S. District Court Ruling

On September 1, 2010, the U.S. District Court for the Southern District of West Virginia (U.S. District Court) found Apogee Coal Company (Apogee) in contempt for failing to comply with a March 19, 2009 consent decree. Apogee was ordered to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits by March 1, 2013. In September 2010, we increased the portion of the selenium water treatment liability related to Apogee by $20.7 million for the fair value of the estimated future ongoing operating costs related to these three outfalls. We record the costs to install the Apogee FBR water treatment facility as capital expenditures when incurred. As of June 30, 2011, we have spent approximately $5 million on the Apogee FBR facility and the total expenditures are estimated to be approximately $55 million. Preparation of the Apogee FBR facility site began at the end of June 2011 and we anticipate finalizing certain engineering specifications for the Apogee FBR facility in the third quarter of 2011.

Additionally, the court ordered Hobet Mining, LLC (Hobet) to submit by October 1, 2010 a proposed schedule to develop a treatment plan for a Hobet Surface Mine No. 22 outfall and to come into compliance with applicable discharge limits under the permit by May 1, 2013. We submitted the required schedule, which included conducting additional pilot projects related to certain technological alternatives. A final treatment technology to be utilized at this Hobet Surface Mine No. 22 outfall was filed with the U.S. District Court in June 2011 in accordance with the submitted schedule. In June 2011, we recorded an adjustment of $24.0 million to the selenium water treatment liability primarily related to the estimated future ongoing operating costs of an FBR water treatment facility at this outfall. This charge is reflected in “Asset retirement obligation expense” in the condensed consolidated statement of operations. As with the Apogee FBR facility, we will record the costs to install the Hobet FBR water treatment facility as capital expenditures when incurred. Capital expenditures are currently estimated to be approximately $40 million for the Hobet FBR facility. We anticipate beginning construction on the Hobet facility in the second half of 2011.

Our liability to treat selenium discharges at the other outfalls not addressed in the September 1, 2010 ruling is based on the use of zero valent iron (ZVI) technology. We are currently continuing to install ZVI systems according to our original water treatment strategy, while also performing a further review of other potential water treatment technology alternatives. Our water treatment strategy reflects implementing scalable ZVI installations at each outfall due to its modular design that can be reconfigured as further knowledge and certainty is gained. Initial pilot testing of ZVI technology began in 2008 and identified potential shortfalls. Additional research is needed to resolve certain detailed design considerations. To date, ZVI technology has not been demonstrated to perform consistently and sustainably in achieving effluent selenium limitations or in treating the expected water flows at these outfalls. However, based on the flexibility of the scalable system for configuration adjustments, we plan to continue to pursue the ZVI water treatment installations and determine whether modifications to the technology could result in its ability to treat selenium successfully.

At this time, there is no plan to install FBR or any technology other than ZVI at the other outfalls not included in the September 1, 2010 ruling as neither FBR nor other technologies have been proven effective on a full-scale basis. However, we are continuing to research various treatment alternatives in addition to ZVI for the other outfalls. Results of pilot testing in the first half of 2011 indicated that ZVI, FBR and an additional technology are viable selenium treatment options. We are also considering additional technologies, which have not yet been pilot tested.

When we began researching selenium water treatment in 2008, we were one of the first coal producers focused on the resolution of this issue. To date, our efforts to address this industry-wide issue at our mining complexes have included researching potential solutions, engaging experts and working with government agencies to clarify the requirements. In the past year, certain of our competitors have also been sued by environmental groups for failure to comply with the selenium standards.

We continue to implement treatment installations at various permitted outfalls, but we have been unable to comply with selenium discharge limits due to the ongoing inability to identify a technology that can remove selenium sustainably, consistently and uniformly under all variable conditions experienced at our mining operations. While we are actively continuing to explore new treatment options and modifying existing technologies, a definitive solution has not been identified and it is unknown when or if it will be identified. Even if a definitive solution would have existed as of June 30, 2011, it likely would not have been possible to install such technology at all of the affected outfalls included in the WVDEP Action by the July 2012 compliance deadline, and we are taking the requisite steps to seek an extension approved by the court.

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

While we are actively continuing to explore treatment options, there can be no assurance as to if or when a definitive solution will be identified and implemented. As a result, actual costs may differ from our current estimates. Additionally, there are no assurances we will meet the timetable stipulated in the various court orders, consent decrees and permits. We will make additional adjustments to our liability when, and if, we have become subject to other obligations and/or it becomes probable that we will utilize a different technology or modify the current technology, whether due to developments in our ongoing research or a legal obligation to do so.

Credit Facilities

Effective May 5, 2010, we entered into a $427.5 million amended and restated credit agreement with a maturity date of December 31, 2013. The credit facility provides for the issuance of letters of credit and direct borrowings. On January 6, 2011, we entered into an amendment to the credit agreement which, among other things, modified certain limits and minimum requirements of our financial covenants. At June 30, 2011, we were in compliance with the covenants of our amended credit facility.

In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade accounts receivable to the creditors as collateral for any borrowings. Available liquidity under the program fluctuates with the balance of our trade accounts receivable. The outstanding trade accounts receivable balance was $191.4 million and $146.6 million as of June 30, 2011 and December 31, 2010, respectively.

Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the sale of the trade accounts receivable to the creditors does not receive sale accounting treatment. As such, the trade accounts receivable balances remain on our financial statements until settled. Any direct borrowings under the program will be recorded as secured debt.

Both facilities are available for our working capital requirements, capital expenditures and other corporate purposes. As of June 30, 2011 and December 31, 2010, the balance of outstanding letters of credit issued against the facilities totaled $335.1 million and $355.3 million, respectively. There were no outstanding short-term borrowings against either facility as of June 30, 2011 and December 31, 2010. Availability under these facilities was $217.4 million and $197.2 million as of June 30, 2011 and December 31, 2010, respectively.

Pending Adoption of Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance which requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance is effective for fiscal years beginning after December 15, 2011, and we will adopt it on January 1, 2012. While we are currently evaluating the impact on our disclosures, we do not believe this guidance will affect our results of operations or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 77% of our sales volume under coal supply agreements with terms of greater than one year during 2010. As of June 30, 2011 our total unpriced planned production for 2011 was approximately 0.5 million tons. Unpriced volumes for 2012 will depend on finalization of production plans, taking into account demand and pricing.

In connection with our 2007 spin-off, we entered into long-term coal contracts with marketing affiliates of Peabody. The arrangements have substantially similar terms and conditions as the pre-existing contractual obligations of Peabody’s marketing affiliate. These arrangements may be amended or terminated only with the mutual agreement of Peabody and Patriot.

We have commodity risk related to our diesel fuel purchases. To manage this risk, we have entered into heating oil swap contracts with financial institutions. The changes in diesel fuel and heating oil prices are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. As of June 30, 2011, the notional amounts outstanding for the swaps included 3.5 million gallons and 2.0 million gallons of heating oil expiring throughout 2011 and 2012, respectively.

We expect to purchase approximately 22 million gallons of diesel fuel annually across all operations in 2011 and 2012. Excluding the impact of our hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our operating costs by approximately $2.2 million annually.

Credit Risk

Approximately 12% of our accounts receivable balance at June 30, 2011 was with a marketing affiliate of Peabody. Included in this balance are receivables related to contracts to supply coal in order for Peabody to meet its commitments under customer agreements existing prior to our 2007 spin-off which are sourced from our operations. The pre-existing customer arrangements between Patriot and Peabody are scheduled to expire on December 31, 2012. The majority of our sales are made directly to electricity generators, industrial companies and steelmakers. Therefore, our concentration of credit risk is with Peabody, electricity generators and steelmakers.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have each concluded that our disclosure controls and procedures were designed, and were effective, to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and were also effective to ensure that the information required to be disclosed by us in this Quarterly Report was accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure.

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

Item 4.	Mine Safety Disclosure.

The information concerning mine safety violations or other regulatory matters required by Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 99.1 of this report.

Item 6.	Exhibits.

See Exhibit Index on page 39 of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION

Date: August 5, 2011	By:	/s/ MARK N. SCHROEDER
Mark N. Schroeder
Senior Vice President and
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed on May 17, 2010).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007).

10.1	Amendment to Employment Agreement between Patriot Coal Corporation and Paul H. Vining, dated November 9, 2010. (Incorporated by reference to Exhibit 10.1 in our Current Report on Form 10-Q filed on May 3, 2011).

10.2	Amendment No. 1, dated as of January 6, 2011, to the Amended and Restated Credit Agreement dated as of May 5, 2010, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on January 6, 2011.)

10.3	Indemnification Agreement, dated January 27, 2011, between Patriot Coal Corporation and Janiece M. Longoria (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on January 28, 2011.)

10.4	Amendment to Employment Agreement between Patriot Coal Corporation and Paul H. Vining, dated April 1, 2011. (Incorporated by reference to Exhibit 10.4 in our Current Report on Form Form 10-Q filed on May 3, 2011).

31.1*	Certification of periodic financial report by Patriot Coal Corporation's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Patriot Coal Corporation's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation's Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation's Chief Financial Officer.

99.1*	Mine Safety Disclosure Exhibit

101**	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and (iv) the Notes to Unaudited Condensed Financial Statements.

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