Form 10-Q
period 2011-09-30
Patriot Coal CORP
filed 2011-11-02
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-33466

PATRIOT COAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-5622045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12312 Olive Boulevard, Suite 400 St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip Code)

(314) 275-3600
(Registrant's telephone number, including area code)

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 91,379,526 shares of common stock with a par value of $0.01 per share outstanding on October 28, 2011.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$584,145	$496,271	$1,778,425	$1,494,279
Other revenues	5,250	4,412	20,154	12,653
Total revenues	589,395	500,683	1,798,579	1,506,932
Costs and expenses
Operating costs and expenses	570,850	484,168	1,646,958	1,421,862
Depreciation, depletion and amortization	47,040	44,782	138,112	144,744
Asset retirement obligation expense	12,364	31,291	61,933	53,141
Sales contract accretion	(11,380)	(30,927)	(45,805)	(89,970)
Restructuring and impairment charge	139	167	423	15,005
Selling and administrative expenses	12,788	10,323	39,392	36,295
Net gain on disposal or exchange of assets	(7,389)	(3,531)	(16,804)	(45,086)
Income from equity affiliates	(1,650)	(3,491)	(4,570)	(5,183)
Operating loss	(33,367)	(32,099)	(21,060)	(23,876)
Interest expense and other	16,453	16,952	55,896	40,779
Interest income	(73)	(3,128)	(171)	(9,819)
Loss before income taxes	(49,747)	(45,923)	(76,785)	(54,836)
Income tax provision (benefit)	(230)	70	383	470
Net loss	$(49,517)	$(45,993)	$(77,168)	$(55,306)

Weighted average shares outstanding, basic and diluted	91,329,096	90,968,377	91,299,442	90,889,782

Loss per share, basic and diluted	$(0.54)	$(0.51)	$(0.85)	$(0.61)

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$239,084	$193,067
Accounts receivable and other, net of allowance for doubtful accounts of $138 and $141 as of September 30, 2011 and December 31, 2010, respectively	198,300	207,365
Inventories	96,760	97,973
Prepaid expenses and other current assets	25,256	28,648
Total current assets	559,400	527,053
Property, plant, equipment and mine development
Land and coal interests	2,919,187	2,870,182
Buildings and improvements	455,709	439,326
Machinery and equipment	764,155	679,429
Less accumulated depreciation, depletion and amortization	(950,792)	(828,402)
Property, plant, equipment and mine development, net	3,188,259	3,160,535
Notes receivable	—	69,540
Investments and other assets	67,520	52,908
Total assets	$3,815,179	$3,810,036
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$442,379	$409,284
Below market sales contracts acquired	48,515	70,917
Current portion of debt	20,444	3,329
Total current liabilities	511,338	483,530
Long-term debt, less current maturities	438,603	451,529
Asset retirement obligations	409,736	349,791
Workers' compensation obligations	230,109	220,757
Accrued postretirement benefit costs	1,279,133	1,269,168
Obligation to industry fund	36,480	38,978
Below market sales contracts acquired, noncurrent	54,821	92,253
Other noncurrent liabilities	48,730	60,949
Total liabilities	3,008,950	2,966,955
Stockholders' equity
Common stock ($0.01 par value; 300,000,000 shares authorized; 91,382,170 and 90,944,595 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	914	909
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010)	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010)	—	—
Additional paid-in capital	972,961	961,285
Retained earnings	111,414	188,582
Accumulated other comprehensive loss	(279,060)	(307,695)
Total stockholders' equity	806,229	843,081
Total liabilities and stockholders' equity	$3,815,179	$3,810,036

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(77,168)	$(55,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	138,112	144,744
Amortization of deferred financing costs	5,510	4,843
Amortization of debt discount	7,083	6,445
Sales contract accretion	(45,805)	(89,970)
Loss on early repayment of notes receivable	5,868	—
Impairment charge	—	2,823
Net gain on disposal or exchange of assets	(16,804)	(45,086)
Income from equity affiliates	(4,570)	(5,183)
Distributions from equity affiliates	1,259	1,249
Stock-based compensation expense	9,566	9,023
Changes in current assets and liabilities:
Accounts receivable	(42,941)	(13,679)
Inventories	1,213	(6,565)
Other current assets	2,268	(7,377)
Accounts payable and accrued expenses	22,670	1,531
Interest on notes receivable	—	(9,691)
Asset retirement obligations	42,687	35,010
Workers' compensation obligations	9,573	7,962
Accrued postretirement benefit costs	41,708	34,578
Obligation to industry fund	(2,219)	(2,180)
Federal black lung collateralization	(14,990)	—
Restructuring charge, noncurrent	—	9,248
Other, net	(4,451)	565
Net cash provided by operating activities	78,569	22,984
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(119,798)	(94,600)
Additions to advance mining royalties	(17,728)	(14,768)
Net cash paid in litigation settlement and asset acquisition	(14,787)	—
Proceeds from disposal or exchange of assets	6,691	1,526
Proceeds from notes receivable	115,679	25,100
Investment in joint ventures	—	(300)
Net cash used in investing activities	(29,943)	(83,042)
Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	—	248,198
Deferred financing costs	(1,830)	(20,972)
Proceeds from coal reserve financing transaction	—	17,700
Long-term debt payments	(2,894)	(6,237)
Proceeds from employee stock programs	2,115	2,474
Net cash provided by (used in) financing activities	(2,609)	241,163
Net increase in cash and cash equivalents	46,017	181,105
Cash and cash equivalents at beginning of period	193,067	27,098
Cash and cash equivalents at end of period	$239,084	$208,203

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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
The accompanying condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three and nine months ended September 30, 2011 may not necessarily be indicative of the results for the year ending December 31, 2011.

(2)	Net Gain on Disposal or Exchange of Assets and Other Transactions
In the normal course of business, we enter into certain asset sales and exchange agreements, which involve swapping non-strategic coal mineral rights or other assets for coal mineral rights, that are strategic to our operations.
In September 2011, we entered into an agreement to exchange certain non-strategic Appalachia property for cash and coal mineral rights near our Big Mountain mining complex. We recognized a gain of $4.9 million on this transaction.
Also in September 2011, we sold certain non-strategic Appalachia coal mineral rights to another coal producer for $1.3 million.
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
In the second quarter of 2010, we entered into two separate agreements with other coal producers to exchange certain of our non-strategic coal mineral rights for certain coal mineral rights located near our Wells and Corridor G mining complexes. We recognized gains totaling $14.3 million on these transactions.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Other Transactions
On October 3, 2011, we purchased the preparation plant and the associated infrastructure at our Blue Creek mining complex which we had previously leased. As a result of this transaction, the long-term obligation of $17.6 million was reclassified to “Current portion of debt” from “Long-term debt, less current maturities” on our condensed consolidated balance sheet at September 30, 2011. The purchase price of the preparation plant was $28.1 million.
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
Effective April 2010, we entered into an agreement to sell coal mineral rights at our Federal mining complex to a third party lessor and added them to an existing lease. We recorded this transaction as a financing arrangement. Therefore, we recorded the $17.7 million cash consideration as a liability. The liability is being accreted through interest expense over an expected lease term of approximately five years and is being relieved as we make future royalty payments. For the three and nine months ended September 30, 2011, $0.3 million and $0.9 million, respectively, is reflected in “Interest expense and other” on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2010, $0.3 million and $0.7 million, respectively, is reflected in “Interest expense and other” on the condensed consolidated statement of operations.
During the three and nine months ended September 30, 2011, “Other revenues” includes the recognition of income as underlying tons were shipped from a coal purchase option sold in a prior year. Additionally, we monetized future coal reserve royalty payments for $2.2 million in the nine months ended September 30, 2011. Other revenues also include payments from customer settlements, royalties related to coal lease agreements and farm income.

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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

(4)	Restructuring and Impairment Charge
In the second quarter of 2010, we recorded a $14.8 million restructuring and impairment charge related to the June 2010 closure of the Harris No. 1 mine as a result of adverse geologic conditions and further rationalization of our operations at the Rocklick mining complex based on this early closure. The Harris No. 1 mine was nearing the end of its projected mining life and was scheduled for closure in 2011. The charge included a $2.8 million non-cash, impairment component related to equipment and coal reserves that were abandoned due to the mine closure. Additionally, the charge included a restructuring component totaling $12.0 million for payment of remaining operational contracts to be made with no future economic benefit. These contracts provided for the use of a beltline and rights to coal reserves. Payments of these obligations will occur through the end of 2013. In the three and nine months ended September 30, 2011, the expense represents accretion related to the discounted future payment obligation. The current portion of the restructuring liability of $4.5 million is included in “Trade accounts payable and accrued expenses” and the long-term portion of $5.5 million is included in “Other noncurrent liabilities” on our condensed consolidated balance sheets.

(5)	Postretirement Benefit Costs
Net periodic postretirement benefit costs included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Service cost for benefits earned	$1,402	$1,421	$4,207	$4,271
Interest cost on accumulated postretirement benefit obligation	19,269	18,966	57,807	56,866
Amortization of actuarial loss	10,784	8,993	32,351	27,393
Amortization of prior service cost	(202)	(200)	(607)	(600)
Net periodic postretirement benefit costs	$31,253	$29,180	$93,758	$87,930

(6)	Income Tax Provision (Benefit)
For the three and nine months ended September 30, 2011, we recorded an income tax benefit of $0.2 million and an income tax provision of $0.4 million, respectively. For the three and nine months ended September 30, 2010, we recorded an income tax provision of $0.1 million and $0.5 million, respectively, primarily related to state taxes. We anticipate a tax net operating loss for the year ending December 31, 2011.

(7)	Earnings per Share
Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.
The effect of dilutive securities excludes certain stock options, restricted stock units and convertible debt-related shares because the inclusion of these securities was antidilutive to earnings per share. For the three and nine months ended September 30, 2011 and 2010, no common stock equivalents were included in the computation of the diluted loss per share because we reported a net loss for all periods.
Accordingly, 3.3 million shares for the three and nine months ended September 30, 2011 and 3.1 million shares for the three and nine months ended September 30, 2010 related to stock-based compensation awards were excluded from the diluted loss per share calculation. In addition, 3.0 million common shares related to the convertible notes, for all periods, were excluded from the diluted loss per share calculation.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

(8)	Comprehensive Loss
The following table sets forth the after-tax components of comprehensive loss for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net loss	$(49,517)	$(45,993)	$(77,168)	$(55,306)
Accumulated actuarial loss and prior service cost realized in net loss	10,749	9,079	32,243	27,271
Unrealized loss on actuarially-determined liability(a)	—	—	—	(11,500)
Net change in fair value of diesel fuel hedge	(3,957)	1,425	(3,608)	349
Comprehensive loss	$(42,725)	$(35,489)	$(48,533)	$(39,186)
(a) In March 2010, healthcare legislation was enacted and included provisions related to coal workers' pneumoconiosis, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We adjusted our obligation by $11.5 million for the estimated impact of this legislation to our current population of beneficiaries and claimants.

(9)	Inventories
Inventories consisted of the following:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Materials and supplies	$53,332	$42,056
Saleable coal	32,551	40,478
Raw coal	10,877	15,439
Total	$96,760	$97,973

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
Effective May 5, 2010, we entered into a $427.5 million amended and restated credit agreement with a maturity date of December 31, 2013. The credit facility provides for the issuance of letters of credit and direct borrowings. On January 6, 2011, we entered into an amendment to the credit agreement which, among other things, modified certain limits and minimum requirements of our financial covenants. At September 30, 2011, we were in compliance with the covenants of our amended credit facility.
In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade accounts receivable to the creditors as collateral for any borrowings. Available liquidity under the program fluctuates with the balance of our trade accounts receivable. The outstanding trade accounts receivable balance was $191.3 million and $146.6 million as of September 30, 2011 and December 31, 2010, respectively.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the sale of the trade accounts receivable to the creditors does not receive sale accounting treatment. As such, the trade accounts receivable balances remain on our financial statements until settled. Any direct borrowings under the program are recorded as secured debt.
Both the credit facility and the account receivable securitization program (the facilities) are available for our working capital requirements, capital expenditures and other corporate purposes. As of September 30, 2011 and December 31, 2010, the balance of outstanding letters of credit issued against the facilities totaled $335.1 million and $355.3 million, respectively. There were no outstanding short-term borrowings against either facility as of September 30, 2011 and December 31, 2010. Availability under these facilities was $217.4 million and $197.2 million as of September 30, 2011 and December 31, 2010, respectively.

(11)	Segment Information
We report our operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of our mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining and preparation of thermal coal, sold primarily to electricity generators and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining and preparation of thermal coal, sold primarily to electricity generators. For the nine months ended September 30, 2011 and 2010, our sales to electricity generators were 76% and 78% of our total volume, respectively. Our sales to steel and coke producers were 24% and 22% of our total volume for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, our revenues attributable to foreign countries, based on where the product was shipped, were $657.3 million and $416.0 million, respectively. There are no material revenues attributed to any individual foreign country.
We utilize underground and surface mining methods and produce coal with high and medium Btu content. Our operations have relatively short shipping distances from the mine to most of our domestic utility customers and certain metallurgical coal customers. “Corporate and Other” in the tables below includes selling and administrative expenses, net gains on disposal or exchange of assets and costs associated with past mining obligations.
Our chief operating decision makers use Adjusted EBITDA as the primary measure of segment profit and loss. We believe that in our industry such information is a relevant measurement of a company's operating financial performance. Adjusted EBITDA is defined as net loss before deducting interest income and expense; income taxes; asset retirement obligation expense; depreciation, depletion and amortization; restructuring and impairment charge; and sales contract accretion. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but excludes “Corporate and Other” as defined above. Because Adjusted EBITDA and Segment Adjusted EBITDA are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Operating segment results for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$509,200	$80,195	$—	$589,395	$1,562,918	$235,661	$—	$1,798,579
Adjusted EBITDA	68,820	(2,863)	(51,161)	14,796	291,919	(1,096)	(157,220)	133,603
Additions to property, plant, equipment and mine development	45,050	3,485	137	48,672	107,510	11,485	803	119,798
Income from equity affiliates	1,650	—	—	1,650	4,570	—	—	4,570

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$438,460	$62,223	$—	$500,683	$1,301,882	$205,050	$—	$1,506,932
Adjusted EBITDA	66,654	(4,097)	(49,343)	13,214	219,558	1,187	(121,701)	99,044
Additions to property, plant, equipment and mine development	26,282	4,435	191	30,908	75,275	18,960	365	94,600
Income from equity affiliates	3,491	—	—	3,491	5,183	—	—	5,183

A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Total Adjusted EBITDA	$14,796	$13,214	$133,603	$99,044
Depreciation, depletion and amortization	(47,040)	(44,782)	(138,112)	(144,744)
Asset retirement obligation expense	(12,364)	(31,291)	(61,933)	(53,141)
Sales contract accretion	11,380	30,927	45,805	89,970
Restructuring and impairment charge	(139)	(167)	(423)	(15,005)
Interest expense and other	(16,453)	(16,952)	(55,896)	(40,779)
Interest income	73	3,128	171	9,819
Income tax benefit (provision)	230	(70)	(383)	(470)
Net loss	$(49,517)	$(45,993)	$(77,168)	$(55,306)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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
We have commodity price risk related to our diesel fuel purchases. To manage a portion of this risk, we entered into heating oil and ultra low sulfur diesel swap contracts with financial institutions. The changes in diesel fuel prices and the prices of these financial instruments are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. We expect to purchase approximately 22 million gallons of diesel fuel annually across all operations in 2011 and 2012. As of September 30, 2011, the notional amounts outstanding for the swaps included 2.3 million gallons and 13.1 million gallons of heating oil expiring throughout 2011 and 2012, respectively, as well as 3.0 million gallons of ultra low sulfur diesel expiring in 2013. For the three and nine months ended September 30, 2011, we recognized a net gain of $1.1 million and $3.6 million in earnings on settled contracts, respectively. For the three and nine months ended September 30, 2010, we recognized a net loss of less than $0.1 million in earnings on settled contracts for both periods. The portion of the fair value for the cash flow hedges deemed ineffective for the three and nine months ended September 30, 2011 and 2010, was immaterial.
The following table presents amounts related to our fuel derivative instruments and hedging activities included in the condensed consolidated balance sheets. See Note 8 for the impact of our fuel hedges on comprehensive loss.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Fair value of current fuel contracts (Prepaid expenses and other current assets)	$743	$1,868
Fair value of current fuel contracts (Accounts payable and accrued expenses)	1,510	—
Fair value of noncurrent fuel contracts (Other noncurrent liabilities)	973	—
Net unrealized gains (losses) from fuel hedges, net of tax (Accumulated other comprehensive loss)	(1,740)	1,868
We utilized New York Mercantile Exchange (NYMEX) quoted market prices for the fair value measurement of these contracts, which reflect a Level 2 fair value input.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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
The following table summarizes the fair value of our remaining financial instruments:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$743	$1,868
Liabilities:
Fuel contracts, cash flow hedges	2,483	—
$200 million of 3.25% Convertible Senior Notes due 2013	181,500	190,211
$250 million of 8.25% Senior Notes due 2018	221,250	253,750
All of the instruments above were valued using Level 2 inputs. The fair value of the Convertible Senior Notes and the 8.25% Senior Notes was estimated using the last traded value on the last day of each period, as provided by a third party.

(14)	Commitments and Contingencies
Commitments
As of September 30, 2011, purchase commitments for equipment totaled $173.5 million. We typically finance a significant portion of equipment through leasing arrangements.
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
Environmental claims and litigation in connection with our various NPDES permits, and related CWA issues, include the following:
Hobet West Virginia Department of Environmental Protection (WVDEP) Action
In 2007, Hobet was sued for exceedances of effluent limits contained in four of its NPDES permits in state court in Boone County by the WVDEP. We refer to this case as the Hobet WVDEP Action. The Hobet WVDEP Action was resolved by a settlement and consent order entered in the Boone County Circuit Court on September 5, 2008. The settlement required us, among other things, to complete supplemental environmental projects, to gradually reduce selenium discharges from our Hobet Job 21 surface mine, to achieve full compliance with our NPDES permits by April 2010 and to study potential treatment alternatives for selenium.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

On October 8, 2009, a motion to enter a modified settlement and consent order in the Hobet WVDEP Action was submitted to the Boone County Circuit Court. This motion to modify the settlement and consent order was jointly filed by Patriot and the WVDEP. On December 3, 2009, the Boone County Circuit Court approved and entered a modified settlement and consent order to, among other things, extend coverage of the September 5, 2008 settlement and consent order to two additional permits and extend the date to achieve full compliance with our NPDES permits from April 2010 to July 2012. One of the two additional permits subject to such extension, Hobet Surface Mine No. 22, was subsequently addressed in the September 1, 2010 U.S. District Court Ruling, as further discussed below.
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
In 2008, OVEC and another environmental group filed a lawsuit against Hobet and WVDEP in the U.S. District Court (pursuant to the citizen suit provisions of the CWA). We refer to this case as the Federal Hobet Case and it is very similar to the Federal Apogee Case. Additionally, the Federal Hobet Case involved the same four NPDES permits that were the subject of the original Hobet WVDEP Action in state court. However, the Federal Hobet Case focused exclusively on selenium exceedances in permitted water discharges, while the Hobet WVDEP Action addressed all effluent limits, including selenium, established by the permits.
On March 19, 2009, the U.S. District Court approved two separate consent decrees, one between Apogee and the plaintiffs and the other between Hobet and the plaintiffs. The consent decrees extended the deadline to comply with water discharge limits for selenium with respect to the permits covered by the Federal Apogee Case and the Federal Hobet Case to April 5, 2010 and added interim reporting requirements up to that date. We agreed to, among other things, undertake pilot projects at Apogee and Hobet involving reverse osmosis technology along with interim reporting obligations and to comply with our NPDES permits' water discharge limits for selenium by April 5, 2010. On February 26, 2010, we filed a motion requesting a hearing to discuss the modification of the March 19, 2009 consent decrees to, among other things, extend the compliance deadline to July 2012 in order to continue our efforts to identify viable treatment alternatives. On April 18, 2010, the plaintiffs in the Federal Apogee Case filed a motion asking the court to issue an order to show cause why Apogee should not be found in contempt for its failure to comply with the terms and conditions of the March 19, 2009 consent decree. The remedies sought by the plaintiffs included compliance with the terms of the consent decree, the imposition of fines and an obligation to pay plaintiffs' attorneys fees. A hearing to discuss these motions was held beginning on August 9, 2010. See September 1, 2010 U.S. District Court Ruling below for the outcome of this hearing.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Other WVDEP Actions
On April 23, 2010, WVDEP filed a lawsuit against Catenary Coal Company, LLC (Catenary), one of our subsidiaries, in the Boone County Circuit Court. We refer to this case as the Catenary WVDEP Action. This lawsuit alleged that Catenary had discharged selenium from its surface mining operations in violation of certain of its NPDES and surface mining permits. On June 11, 2010, WVDEP filed a lawsuit against Apogee in the Logan County Circuit Court, alleging discharge of pollutants, including selenium, in violation of certain of its NPDES and SMCRA permits. We refer to this case as the Apogee WVDEP Action. WVDEP is seeking fines and penalties as well as injunctions prohibiting Catenary and Apogee from discharging pollutants, including selenium, in violation of laws and NPDES permits. A July 2012 trial date has been set for the Apogee WVDEP Action. We have filed a motion to consolidate the Catenary WVDEP Action with the Apogee WVDEP Action but have not yet received a ruling. We are unable to predict the likelihood of success of the plaintiffs' claims. Although we intend to defend ourselves vigorously against these allegations, we may consider alternative resolutions to these matters if they would be in the best interest of the Company.
Federal Catenary/Hobet Case
On June 18, 2010, OVEC and three other environmental groups filed a lawsuit against Hobet and Catenary in the U.S. District Court under the citizen suit provisions of the CWA and SMCRA. We refer to this case as the Federal Catenary/Hobet Case. The plaintiffs allege that Hobet and Catenary have discharged, and continue to discharge selenium in violation of their NPDES and SMCRA permits. The Federal Catenary/Hobet Case involves the same two NPDES permits that are the subject of the Catenary WVDEP Action and the same four NPDES permits that are the subject of the Hobet WVDEP Action and the Federal Hobet Case. The plaintiffs seek, among other remedies, immediate compliance with the limits of the NPDES permits, the imposition of fines and penalties, as well as injunctions prohibiting Hobet and Catenary from further violating laws and their permits. On October 22, 2010, we entered into an agreement with OVEC and the other environmental groups, pursuant to which the plaintiffs agreed, among other things, to dismiss without prejudice the Federal Catenary/Hobet Case. In November 2010, this case was dismissed.
September 1, 2010 U.S. District Court Ruling
On September 1, 2010, the U.S. District Court found Apogee in contempt for failing to comply with the March 19, 2009 consent decree entered in the Federal Apogee Case. Apogee was ordered to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits by March 1, 2013. In September 2010, we increased the portion of the selenium water treatment liability related to Apogee by $20.7 million for the fair value of the estimated future ongoing operating costs related to these three outfalls. We record the costs to install the Apogee FBR water treatment facility as capital expenditures when incurred. As of September 30, 2011, we have spent approximately $7.1 million on the Apogee FBR facility and the total expenditures are estimated to be approximately $55 million. We began construction on the Apogee FBR facility in the third quarter of 2011.
Additionally, the U.S. District Court ordered Hobet to submit a proposed schedule to develop a treatment plan for a Hobet Surface Mine No. 22 outfall by October 1, 2010 and to come into compliance with applicable discharge limits under the permit by May 1, 2013. We submitted the required schedule, which included conducting additional pilot projects related to certain technological alternatives. A final treatment technology to be utilized at this Hobet Surface Mine No. 22 outfall was filed with the U.S. District Court in June 2011 in accordance with the submitted schedule. In June 2011, we recorded an adjustment of $24.0 million to the selenium water treatment liability primarily related to the estimated future ongoing operating costs of an FBR water treatment facility at this outfall. This charge is reflected in “Asset retirement obligation expense” in the condensed consolidated statement of operations. As with the Apogee FBR facility, we will record the costs to install the Hobet FBR water treatment facility as capital expenditures when incurred. As of September 30, 2011, we have spent approximately $0.6 million on the Hobet FBR facility and the total expenditures are estimated to be approximately $40 million. We continue to design and seek permits for the Hobet FBR facility and anticipate beginning construction on the Hobet facility in the fourth quarter of 2011.
FBR technology had not been used to remove selenium or any other minerals discharged at coal mining operations prior to our pilot project performed in 2010. The FBR water treatment facilities required by the September 1, 2010 ruling will be the first two facilities constructed for selenium removal on a commercial scale. FBR technology has not been proven effective on a full-scale commercial basis and there can be no assurance that this technology will be successful under all variable conditions experienced at our mining operations.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

February 2011 Litigation
In February 2011, OVEC and two other environmental groups filed a lawsuit against us, Apogee, Catenary and Hobet, in the U.S. District Court alleging violations of ten NPDES permits and certain SMCRA permits. The ten NPDES permits include the six permits that were previously the subject of the Federal Catenary/Hobet Case. The plaintiffs are seeking fines, compliance with permit limits and other requirements, and injunctive relief. We are currently awaiting the court's ruling on our motion to dismiss this lawsuit.
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
As of September 30, 2011, we have a $143.0 million liability recorded for the treatment of selenium discharges. The current portion of the estimated liability is $13.7 million and is included in “Accounts payable and accrued expenses” and the long-term portion is recorded in “Asset retirement obligations” on our condensed consolidated balance sheets.
Our liability to treat selenium discharges at the other outfalls not addressed in the September 1, 2010 ruling is based on the use of ZVI technology. We are currently continuing to install ZVI systems according to our original water treatment strategy, while also performing a further review of other potential water treatment solutions. Our water treatment strategy reflects implementing scalable ZVI installations at each outfall due to its modular design that can be reconfigured as further knowledge and certainty is gained. Initial pilot testing of ZVI technology began in 2008 and has identified potential shortfalls requiring additional research to resolve certain detailed design considerations. To date, ZVI technology has not been demonstrated to perform consistently and sustainably in achieving effluent selenium limitations or in treating the expected water flows at these outfalls. However, based on the flexibility of the scalable system for configuration adjustments, we plan to continue to pursue the ZVI water treatment installations and determine whether modifications to the technology could result in its ability to treat selenium successfully.
At this time, there is no plan to install FBR or any technology other than ZVI at the other outfalls not included in the September 1, 2010 ruling as neither FBR nor other technologies have been proven effective on a full-scale basis. However, we are continuing to research and evaluate various treatment solutions in addition to ZVI for the other outfalls. Results of pilot testing in the first half of 2011 have indicated that ZVI, FBR and an additional technology may be viable selenium treatment options. We are continuing to test modifications to these treatment options and we are pilot testing alternative solutions.
We continue to implement treatment installations at various permitted outfalls, but we have been unable to comply with selenium discharge limits due to the ongoing inability to identify a water treatment solution that can remove selenium sustainably, consistently and uniformly under all variable conditions experienced at our mining operations. While we are actively continuing to explore new treatment options and modifying existing technologies, a definitive solution has not been identified and it is unknown when or if it will be identified. Even if a definitive solution would have existed as of September 30, 2011, it likely would not have been possible to install such technology at all of the outfalls included in the Hobet WVDEP Action by the July 2012 compliance deadline, and we are taking the requisite steps to seek an extension approved by the court.
If ZVI is not ultimately successful in treating the effluent selenium exceedances at these additional outfalls, we may be required to install alternative treatment solutions. The cost of other water treatment solutions could be materially higher than the costs reflected in our liability. Furthermore, costs associated with potential modifications to ZVI or the scale of our current ZVI systems could also cause the costs to be materially higher than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time as no solution has been proven to be effective on a full-scale commercial basis. Potential installations of selenium treatment alternatives are further complicated by the variable geological and topographical considerations of each individual outfall.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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
Other Litigation and Investigations
Apogee has been sued, along with eight other defendants, including Monsanto Company (Monsanto), Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. In total, 243 similar lawsuits have been served on Apogee, which are identical except for the named plaintiff. Of the 243 lawsuits, 75 were served in February 2008, 167 were served in December 2009, and one was served in January 2011. Each lawsuit alleges personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of September 30, 2011, 47 of the lawsuits have been dismissed. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.
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
A predecessor of one of our subsidiaries operated the Eagle No. 2 mine located near Shawneetown, Illinois from 1969 until closure of the mine in July 1993. In March 1999, the State of Illinois brought a proceeding before the Illinois Pollution Control Board against the subsidiary alleging that groundwater contamination due to leaching from a coal waste pile at the mine site violated state standards. The subsidiary has developed a remediation plan with the State of Illinois and is in litigation before the Illinois Pollution Control Board with the Illinois Attorney General's office with respect to its claim for a civil penalty of $1.3 million.
One of our subsidiaries is a defendant in several related lawsuits filed in the Circuit Court of Boone County, West Virginia. As of September 30, 2011, there were approximately 140 related lawsuits. In addition to our subsidiary, the lawsuits name Peabody and other coal companies as defendants. The plaintiffs in each case allege contamination of their drinking water wells over a period in excess of 30 years from coal mining activities in Boone County, including underground coal slurry injection and coal slurry impoundments. The lawsuits seek property damages, personal injury damages and medical monitoring costs. The Boone County Public Service Commission installed public water lines and most of the plaintiffs now have access to public water. Pursuant to the terms of the Separation Agreement, Plan of Reorganization and Distribution from our 2007 spin-off, Patriot is indemnifying and defending Peabody in this litigation. The lawsuits have been settled subject to court approval and are fully reserved. In December 2009, we filed a third-party complaint against our current and former insurance carriers seeking coverage for this litigation under the applicable insurance policies.
In late January 2010, the U.S. Attorney's office and the State of West Virginia began investigations relating to one or more of our employees making inaccurate entries in official mine records at our Federal No. 2 mine. We terminated one employee and two other employees resigned after being placed on administrative leave. The terminated employee subsequently admitted to falsifying inspection records and has been cooperating with the U.S. Attorney's office. In April 2010, we received a federal subpoena requesting methane detection systems equipment used at our Federal No. 2 mine since July 2008 and the results of tests performed on the equipment since that date. We have provided the equipment and information as required by the subpoena. We have not received any additional requests for information in the twelve months ended September 30, 2011.
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
SEPTEMBER 30, 2011

(15)	Guarantees
As part of our 2007 spin-off, Peabody had guaranteed occupational disease (black lung) workers' compensation obligations related to certain of our subsidiaries with the U.S. Department of Labor (DOL). In the first quarter of 2011, we posted our own surety, resulting in a $15 million interest-bearing deposit that was recorded to “Investments and other assets” on the condensed consolidated balance sheet. Peabody no longer has any obligation to the DOL related to our subsidiaries included in the 2007 spin-off.
In 2010, we agreed to provide a limited guaranty of the payment and performance under three loans entered into by one of our joint ventures. The loans were obtained to purchase equipment, which is pledged as collateral for the loans. In the event of default on all three loans, we would be required to pay a maximum of $9.1 million. The maximum term of the three loans is through January 2016. The guaranteed portion of the loan balances at September 30, 2011 totaled $8.2 million. At September 30, 2011 and December 31, 2010, there was no carrying amount of the liability related to these guarantees on our consolidated balance sheets based on the amount of exposure and the likelihood of required performance.
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
Other Guarantees
We are the lessee or sublessee under numerous equipment and property leases. It is common in such commercial lease transactions for Patriot, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of our operations. We expect that losses with respect to leased property would be covered by insurance (subject to deductibles). Patriot and certain of our subsidiaries have guaranteed other subsidiaries' performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, our maximum potential obligations under their leases are equal to the respective future minimum lease payments and/or, in certain leases, liquidated damages, assuming no amounts could be recovered from third parties.

(16)	Pending Adoption of Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance which requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance is effective for fiscal years beginning after December 15, 2011, and we will adopt it on January 1, 2012. While we are currently evaluating the impact on our disclosures and presentation of our financial statements, we do not believe this guidance will affect our results of operations or financial condition.
In September 2011, the FASB issued authoritative guidance which increases the quantitative and qualitative disclosures an employer is required to provide about its participation in multiemployer benefit plans. This guidance is effective for fiscal years ending after December 15, 2011 and it will have no effect on our results of operations or financial condition. We are currently evaluating the impact of this guidance on our disclosures.

(17)	Supplemental Guarantor/Non-Guarantor Financial Information
The following tables present condensed consolidating financial information for: (a) Patriot Coal Corporation (the "Parent") on a stand-alone basis; (b) the subsidiary guarantors of our 8.25% Senior Notes (“Guarantor Subsidiaries") on a combined basis and (c) the Non-Guarantor Subsidiary, Patriot Coal Receivables (SPV) Ltd. (the accounts receivable securitization program facilitating entity), on a stand-alone basis. Each Guarantor Subsidiary is wholly-owned by Patriot Coal Corporation. The guarantees from each of the Guarantor Subsidiaries are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries will be jointly, severally and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to potential investors.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$584,145	$—	$—	$584,145
Other revenues	—	5,250	—	—	5,250
Total revenues	—	589,395	—	—	589,395
Costs and expenses
Operating costs and expenses	—	570,850	—	—	570,850
Depreciation, depletion and amortization	—	47,040	—	—	47,040
Asset retirement obligation expense	—	12,364	—	—	12,364
Sales contract accretion	—	(11,380)	—	—	(11,380)
Restructuring and impairment charge	—	139	—	—	139
Selling and administrative expenses	4,059	8,729	—	—	12,788
Net gain on disposal or exchange of assets	—	(7,389)	—	—	(7,389)
Income from equity affiliates	34,221	(1,650)	—	(34,221)	(1,650)
Operating loss	(38,280)	(29,308)	—	34,221	(33,367)
Interest expense and other	11,620	4,833	357	(357)	16,453
Interest income	(63)	(10)	(357)	357	(73)
Loss before income taxes	(49,837)	(34,131)	—	34,221	(49,747)
Income tax provision (benefit)	(320)	90	—	—	(230)
Net loss	$(49,517)	$(34,221)	$—	$34,221	$(49,517)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$1,778,425	$—	$—	$1,778,425
Other revenues	—	20,154	—	—	20,154
Total revenues	—	1,798,579	—	—	1,798,579
Costs and expenses
Operating costs and expenses	—	1,646,958	—	—	1,646,958
Depreciation, depletion and amortization	—	138,112	—	—	138,112
Asset retirement obligation expense	—	61,933	—	—	61,933
Sales contract accretion	—	(45,805)	—	—	(45,805)
Restructuring and impairment charge	—	423	—	—	423
Selling and administrative expenses	13,319	26,073	—	—	39,392
Net gain on disposal or exchange of assets	—	(16,804)	—	—	(16,804)
Income from equity affiliates	28,679	(4,570)	—	(28,679)	(4,570)
Operating loss	(41,998)	(7,741)	—	28,679	(21,060)
Interest expense and other	35,327	20,569	1,150	(1,150)	55,896
Interest income	(157)	(14)	(1,150)	1,150	(171)
Loss before income taxes	(77,168)	(28,296)	—	28,679	(76,785)
Income tax provision	—	383	—	—	383
Net loss	$(77,168)	$(28,679)	$—	$28,679	$(77,168)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$496,271	$—	$—	$496,271
Other revenues	—	4,412	—	—	4,412
Total revenues	—	500,683	—	—	500,683
Costs and expenses
Operating costs and expenses	(95)	484,263	—	—	484,168
Depreciation, depletion and amortization	290	44,492	—	—	44,782
Reclamation and remediation obligation expense	—	31,291	—	—	31,291
Sales contract accretion	—	(30,927)	—	—	(30,927)
Restructuring and impairment charge	—	167	—	—	167
Selling and administrative expenses	10,321	2	—	—	10,323
Net gain on disposal or exchange of assets	—	(3,531)	—	—	(3,531)
Income from equity affiliates	20,663	(3,491)	—	(20,663)	(3,491)
Operating loss	(31,179)	(21,583)	—	20,663	(32,099)
Interest expense	14,844	2,108	337	(337)	16,952
Interest income	(30)	(3,098)	(337)	337	(3,128)
Loss before income taxes	(45,993)	(20,593)	—	20,663	(45,923)
Income tax provision	—	70	—	—	70
Net loss	$(45,993)	$(20,663)	$—	$20,663	$(45,993)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$1,494,279	$—	$—	$1,494,279
Other revenues	—	12,653	—	—	12,653
Total revenues	—	1,506,932	—	—	1,506,932
Costs and expenses
Operating costs and expenses	91	1,421,771	—	—	1,421,862
Depreciation, depletion and amortization	1,365	143,379	—	—	144,744
Reclamation and remediation obligation expense	—	53,141	—	—	53,141
Sales contract accretion	—	(89,970)	—	—	(89,970)
Restructuring and impairment charge	—	15,005	—	—	15,005
Selling and administrative expenses	36,302	(7)	—	—	36,295
Net gain on disposal or exchange of assets	—	(45,086)	—	—	(45,086)
Income from equity affiliates	(17,617)	(5,183)	—	17,617	(5,183)
Operating profit (loss)	(20,141)	13,882	—	(17,617)	(23,876)
Interest expense	35,198	5,581	607	(607)	40,779
Interest income	(33)	(9,786)	(607)	607	(9,819)
Income (loss) before income taxes	(55,306)	18,087	—	(17,617)	(54,836)
Income tax provision	—	470	—	—	470
Net income (loss)	$(55,306)	$17,617	$—	$(17,617)	$(55,306)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$238,802	$282	$—	$—	$239,084
Accounts receivable and other, net	332	197,968	191,388	(191,388)	198,300
Inventories	—	96,760	—	—	96,760
Prepaid expenses and other current assets	1,179	24,077	—	—	25,256
Total current assets	240,313	319,087	191,388	(191,388)	559,400
Property, plant, equipment and mine development
Land and coal interests	—	2,919,187	—	—	2,919,187
Buildings and improvements	—	455,709	—	—	455,709
Machinery and equipment	—	764,155	—	—	764,155
Less accumulated depreciation, depletion and amortization	—	(950,792)	—	—	(950,792)
Property, plant, equipment and mine development, net	—	3,188,259	—	—	3,188,259
Notes receivable	—	—	—	—	—
Investments, intercompany and other assets	1,293,719	(57,591)	—	(1,168,608)	67,520
Total assets	$1,534,032	$3,449,755	$191,388	$(1,359,996)	$3,815,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$16,939	$425,440	$191,388	$(191,388)	$442,379
Below market sales contracts acquired	—	48,515	—	—	48,515
Current portion of debt	—	20,444	—	—	20,444
Total current liabilities	16,939	494,399	191,388	(191,388)	511,338
Long-term debt, less current maturities	431,490	7,113	—	—	438,603
Asset retirement obligations	—	409,736	—	—	409,736
Workers' compensation obligations	—	230,109	—	—	230,109
Accrued postretirement benefit costs	—	1,279,133	—	—	1,279,133
Obligation to industry fund	—	36,480	—	—	36,480
Below market sales contracts acquired, noncurrent	—	54,821	—	—	54,821
Other noncurrent liabilities	2,054	46,676	—	—	48,730
Total liabilities	450,483	2,558,467	191,388	(191,388)	3,008,950
Stockholders' equity	1,083,549	891,288	—	(1,168,608)	806,229
Total liabilities and stockholders' equity	$1,534,032	$3,449,755	$191,388	$(1,359,996)	$3,815,179

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$192,593	$474	$—	$—	$193,067
Accounts receivable and other, net	522	206,843	146,652	(146,652)	207,365
Inventories	—	97,973	—	—	97,973
Prepaid expenses and other current assets	2,603	26,045	—	—	28,648
Total current assets	195,718	331,335	146,652	(146,652)	527,053
Property, plant, equipment and mine development
Land and coal interests	—	2,870,182	—	—	2,870,182
Buildings and improvements	2,554	436,772	—	—	439,326
Machinery and equipment	16,147	663,282	—	—	679,429
Less accumulated depreciation, depletion and amortization	(13,806)	(814,596)	—	—	(828,402)
Property, plant, equipment and mine development, net	4,895	3,155,640	—	—	3,160,535
Notes receivable	—	69,540	—	—	69,540
Investments, intercompany and other assets	1,409,341	(159,146)	—	(1,197,287)	52,908
Total assets	$1,609,954	$3,397,369	$146,652	$(1,343,939)	$3,810,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$26,752	$382,532	$146,652	$(146,652)	$409,284
Below market sales contracts acquired	—	70,917	—	—	70,917
Current portion of debt	—	3,329	—	—	3,329
Total current liabilities	26,752	456,778	146,652	(146,652)	483,530
Long-term debt, less current maturities	424,408	27,121	—	—	451,529
Asset retirement obligations	—	349,791	—	—	349,791
Workers' compensation obligations	—	220,757	—	—	220,757
Accrued postretirement benefit costs	3,721	1,265,447	—	—	1,269,168
Obligation to industry fund	—	38,978	—	—	38,978
Below market sales contracts acquired, noncurrent	—	92,253	—	—	92,253
Other noncurrent liabilities	2,022	58,927	—	—	60,949
Total liabilities	456,903	2,510,052	146,652	(146,652)	2,966,955
Stockholders' equity	1,153,051	887,317	—	(1,197,287)	843,081
Total liabilities and stockholders' equity	$1,609,954	$3,397,369	$146,652	$(1,343,939)	$3,810,036

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(35,207)	$113,776	$—	$—	$78,569
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(119,798)	—	—	(119,798)
Proceeds from notes receivable	—	115,679	—	—	115,679
Additions to advance mining royalties	—	(17,728)	—	—	(17,728)
Net cash paid in litigation settlement and asset acquisition	—	(14,787)	—	—	(14,787)
Proceeds from disposal or exchange of assets	—	6,691	—	—	6,691
Net cash used in investing activities	—	(29,943)	—	—	(29,943)
Cash Flows From Financing Activities
Long-term debt payments	—	(2,894)	—	—	(2,894)
Deferred financing costs	(1,830)	—	—	—	(1,830)
Proceeds from employee stock programs	2,115	—	—	—	2,115
Intercompany transactions	81,131	(81,131)	—	—	—
Net cash provided by (used in) financing activities	81,416	(84,025)	—	—	(2,609)
Net increase (decrease) in cash and cash equivalents	46,209	(192)	—	—	46,017
Cash and cash equivalents at beginning of period	192,593	474	—	—	193,067
Cash and cash equivalents at end of period	$238,802	$282	$—	$—	$239,084

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(35,220)	$58,204	$—	$—	$22,984
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(365)	(94,235)	—	—	(94,600)
Additions to advance mining royalties	—	(14,768)	—	—	(14,768)
Proceeds from notes receivable	—	25,100	—	—	25,100
Proceeds from disposal or exchange of assets	—	1,526	—	—	1,526
Investment in joint ventures	—	(300)	—	—	(300)
Net cash used in investing activities	(365)	(82,677)	—	—	(83,042)
Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	248,198	—	—	—	248,198
Deferred financing costs	(20,972)	—	—	—	(20,972)
Proceeds from coal reserve financing transaction	—	17,700	—	—	17,700
Long-term debt payments	—	(6,237)	—	—	(6,237)
Proceeds from employee stock programs	2,474	—	—	—	2,474
Intercompany transactions	(12,963)	12,963	—	—	—
Net cash provided by financing activities	216,737	24,426	—	—	241,163
Net increase (decrease) in cash and cash equivalents	181,152	(47)	—	—	181,105
Cash and cash equivalents at beginning of period	26,574	524	—	—	27,098
Cash and cash equivalents at end of period	$207,726	$477	$—	$—	$208,203

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

•
environmental laws and regulations and changes in the interpretation, enforcement or application thereof, including those affecting selenium-related matters, those affecting our operations and those affecting our customers' coal usage;

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
We ship coal to electricity generators, industrial users, steel and coke producers. In the first nine months of 2011, we sold 23.5 million tons of coal, of which 76% was sold to domestic and global electricity generators and industrial customers and 24% was sold to domestic and global steel and coke producers. Our export sales accounted for 29% of our total tons sold during the nine months ended September 30, 2011. In 2010, we sold 30.9 million tons of coal, of which 78% was sold to domestic electricity generators and industrial customers and 22% was sold to domestic and global steel and coke producers. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.
Our mining operations and coal reserves are as follows:
•Appalachia. In southern West Virginia, we have ten mining complexes located in Boone, Lincoln, Logan and Kanawha counties, and in northern West Virginia, we have one complex located in Monongalia County. In Appalachia, we sold 18.0 million and 24.3 million tons of coal in the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. As of December 31, 2010, we controlled 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 457 million tons were assigned to current operations.
•Illinois Basin. In the Illinois Basin, we have three mining complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 5.5 million and 6.6 million tons of coal in the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. As of December 31, 2010, we controlled 668 million tons of proven and probable coal reserves in the Illinois Basin, of which 178 million tons were assigned to current operations.

Results of Operations
Adjusted EBITDA
The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments' Adjusted EBITDA results. Adjusted EBITDA is defined as net loss before deducting interest income and expense; income taxes; asset retirement obligation expense; depreciation, depletion and amortization; restructuring and impairment charge; and sales contract accretion.
Adjusted EBITDA is used by management primarily as a measure of our segments' operating performance. We believe that in our industry such information is a relevant measurement of a company's operating financial performance. Because Adjusted EBITDA and Segment Adjusted EBITDA are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but also excludes selling and administrative expenses, past mining obligation expense and gain on disposal or exchange of assets and is reconciled to its most comparable measure below under Net Loss. Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Note 11 to our unaudited condensed consolidated financial statements.
Three and Nine Months Ended September 30, 2011 Compared to September 30, 2010
Summary
Our Segment Adjusted EBITDA for the three and nine months ended September 30, 2011 increased compared to the prior year primarily due to higher average sales prices resulting from an increased mix of metallurgical coal and from higher sales pricing. This increase was partially offset by higher operating costs resulting from increased metallurgical coal production and sales, which generally have a higher average cost per ton due to lower yield.
In the third quarter of 2011, operating costs were higher at our Federal mine primarily due to longwall move delays and equipment issues, along with difficult geology. Also, production at our Panther longwall mine was lower due to equipment issues and difficult geology. In addition, mining operations were suspended at a contractor-operated mine in our Big Mountain mining complex after we experienced a significant roof fall and other structural damages, believed to be the result of the earthquake centered near Washington, D.C. in August 2011.
Also in the third quarter of 2011, certain of our subsidiaries signed new agreements with the United Mine Workers of America (UMWA), which are effective July 1, 2011 and generally extend through December 2016. The new agreements are substantially the same as the National Bituminous Coal Wage Agreement negotiated earlier this year between the Bituminous Coal Operators Association and the UMWA.
In June 2011, we recorded expense of $24.0 million related to the estimated future ongoing operating costs of a selenium water treatment facility at our Hobet mining complex, which is reflected in “Asset retirement obligation expense” on our condensed consolidated statements of operations. In addition, in February 2011, outstanding notes receivable were repaid in full for $115.7 million prior to the scheduled maturity date. The early repayment resulted in a loss of $5.9 million, which is reflected in “Interest expense and other” on our condensed consolidated statements of operations. Additional fluctuations between the three and nine months ended September 30, 2011 compared to the prior period are discussed in Net Loss below.

Segment Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2011	2010	Tons/$	%	2011	2010	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold
Appalachia Mining Operations	5,549	5,985	(436)	(7.3)%	17,981	18,265	(284)	(1.6)%
Illinois Basin Mining Operations	1,875	1,498	377	25.2%	5,502	4,879	623	12.8%
Total Tons Sold	7,424	7,483	(59)	(0.8)%	23,483	23,144	339	1.5%
Average sales price per ton sold
Appalachia Mining Operations	$90.82	$72.52	$18.30	25.2%	$85.80	$70.58	$15.22	21.6%
Illinois Basin Mining Operations	42.77	41.54	1.23	3.0%	42.83	42.03	0.80	1.9%
Revenue
Appalachia Mining Operations	$503,950	$434,048	$69,902	16.1%	$1,542,764	$1,289,229	$253,535	19.7%
Illinois Basin Mining Operations	80,195	62,223	17,972	28.9%	235,661	205,050	30,611	14.9%
Appalachia Other	5,250	4,412	838	19.0%	20,154	12,653	7,501	59.3%
Total Revenues	$589,395	$500,683	$88,712	17.7%	$1,798,579	$1,506,932	$291,647	19.4%
Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$440,380	$371,806	$68,574	18.4%	$1,270,999	$1,082,324	$188,675	17.4%
Illinois Basin Mining Operations	83,058	66,320	16,738	25.2%	236,757	203,863	32,894	16.1%
Total Segment Operating Costs and Expenses	$523,438	$438,126	$85,312	19.5%	$1,507,756	$1,286,187	$221,569	17.2%
Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$68,820	$66,654	$2,166	3.2%	$291,919	$219,558	$72,361	33.0%
Illinois Basin Mining Operations	(2,863)	(4,097)	1,234	30.1%	(1,096)	1,187	(2,283)	(192.3)%
Total Segment Adjusted EBITDA	$65,957	$62,557	$3,400	5.4%	$290,823	$220,745	$70,078	31.7%
(1) Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $570.9 million and $484.2 million less income from equity affiliates of $1.7 million and $3.5 million and past mining obligation expenses of $45.8 million and $42.6 million for the three months ended September 30, 2011 and 2010, respectively. Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $1.6 billion and $1.4 billion less income from equity affiliates of $4.6 million and $5.2 million and past mining obligation expenses of $134.6 million and $130.5 million for the nine months ended September 30, 2011 and 2010, respectively.

Tons Sold and Revenues
Revenues in the Appalachia segment were higher in the three and nine months ended September 30, 2011 compared to the prior year primarily due to higher average sales prices. Sales prices increased 25% and 22% in each period, respectively, due to the increased amount of metallurgical coal sold and increased sales prices compared to the same periods in 2010.
Total sales volumes in Appalachia decreased for the three and nine months ended September 30, 2011 compared to the same period in 2010 primarily due to difficulties experienced at our Federal mine in the third quarter of 2011. Development work on the new Federal longwall panel was not completed by the time of the planned move resulting in extended down time and lower production and sales volumes. Equipment issues and difficult geology also contributed to the lower volumes.
Total sales volumes in Appalachia also decreased for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to decreased dragline activity at the Hobet mining complex due to development delays in 2011 stemming from the prolonged approval timeframe for the Hobet 45 permit, dating back to late 2008. In addition, we have purchased and sold fewer tons of brokered coal in 2011 due to prior year purchases of thermal coal to cover certain sales commitments at our Panther mining complex.These decreases were partially offset by increases at the Rocklick and Wells mining complexes due to opening two new mines and adding continuous miner sections at two mines.
Revenues in the Illinois Basin segment were higher for the three and nine months ended September 30, 2011 as compared to the same period in 2010 due to higher sales volumes, as well as slightly higher average sales prices. Total sales volumes for the three and nine months ended September 30, 2011 were higher compared to the prior year primarily due to roof falls at our Highland mine in the second and third quarters of 2010.
Appalachia Other Revenue was higher for the three and nine months ended September 30, 2011 primarily due to the recognition of income as underlying tons were shipped from a coal purchase option sold in a prior year. Additionally, we monetized future coal reserve royalty payments for $2.2 million in the second quarter of 2011.
Segment Operating Costs and Expenses
Segment operating costs and expenses for Appalachia increased in the three and nine months ended September 30, 2011 as compared to the same period in 2010 in large part due to higher costs related to expanded metallurgical coal production and sales with the addition of several new mines and additional sections at existing mines. The higher costs included increased sales-related costs driven by higher sales prices. In the third quarter of 2011, operating costs were higher at our Federal and Panther mines, primarily due to equipment issues and difficult geology. During the three and nine months ended September 30, 2011, we incurred higher equipment and material costs, including rebuilds and general repairs and maintenance ($18.0 million and $70.3 million, respectively); increased labor costs ($11.7 million and $29.9 million, respectively); higher contract mining services ($7.0 million and $19.3 million, respectively); and higher royalties, sales-related taxes and leases ($14.4 million and $39.3 million, respectively). All these increases were partially due to expanded metallurgical coal production and sales. Additionally, the three and nine months ended September 30, 2011 also had higher fuel and explosives costs ($4.0 million and $12.4 million, respectively) related to higher commodity prices.
Certain of our subsidiaries entered into new UMWA agreements which include increased labor rates effective July 1, 2011. The higher UMWA hourly rates did not have a significant effect on the three and nine months ended September 30, 2011.
Segment operating costs and expenses for the Illinois Basin increased in the three and nine months ended September 30, 2011 as compared to the prior year due to continuous miner advancement into new areas and higher production, as well as increased labor costs and higher commodity prices. During the three and nine months ended September 30, 2011, we incurred higher equipment and material costs, including rebuilds and general repairs and maintenance ($3.7 million and $9.1 million, respectively); increased labor costs ($1.7 million and $7.1 million, respectively); and higher fuel and explosives costs ($1.2 million and $3.4 million, respectively). Additionally, the three and nine months ended September 30, 2011 had higher royalties and sales-related taxes ($1.9 million and $1.6 million, respectively).
Segment Adjusted EBITDA
Our Segment Adjusted EBITDA for Appalachia was higher in the three and nine months ended September 30, 2011 compared to the prior year primarily due to higher average sales prices resulting from an increased mix and higher selling prices of metallurgical coal, which was partially offset by higher operating costs.
Segment Adjusted EBITDA for the Illinois Basin increased in the three months ended September 30, 2011 from the prior year primarily due to higher revenues as a result of increased sales volumes, partially offset by a corresponding increase in operating costs.
Segment Adjusted EBITDA for the Illinois Basin decreased in the nine months ended September 30, 2011 from the prior year primarily due to increased operating costs and expenses as discussed above, partially offset by higher revenues as a result of increased production and sales volumes.

Net Loss

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2011	2010	$	%	2011	2010	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$65,957	$62,557	$3,400	5.4%	$290,823	$220,745	$70,078	31.7%
Corporate and Other:
Past mining obligation expense	(45,762)	(42,551)	(3,211)	(7.5)%	(134,632)	(130,492)	(4,140)	(3.2)%
Net gain on disposal or exchange of assets	7,389	3,531	3,858	109.3%	16,804	45,086	(28,282)	(62.7)%
Selling and administrative expenses	(12,788)	(10,323)	(2,465)	(23.9)%	(39,392)	(36,295)	(3,097)	(8.5)%
Total Corporate and Other	(51,161)	(49,343)	(1,818)	(3.7)%	(157,220)	(121,701)	(35,519)	(29.2)%
Depreciation, depletion and amortization	(47,040)	(44,782)	(2,258)	(5.0)%	(138,112)	(144,744)	6,632	4.6%
Asset retirement obligation expense	(12,364)	(31,291)	18,927	60.5%	(61,933)	(53,141)	(8,792)	(16.5)%
Sales contract accretion	11,380	30,927	(19,547)	(63.2)%	45,805	89,970	(44,165)	(49.1)%
Restructuring and impairment charge	(139)	(167)	28	16.8%	(423)	(15,005)	14,582	97.2%
Interest expense and other	(16,453)	(16,952)	499	2.9%	(55,896)	(40,779)	(15,117)	(37.1)%
Interest income	73	3,128	(3,055)	(97.7)%	171	9,819	(9,648)	(98.3)%
Loss before income taxes	(49,747)	(45,923)	(3,824)	(8.3)%	(76,785)	(54,836)	(21,949)	(40.0)%
Income tax benefit (provision)	230	(70)	300	428.6%	(383)	(470)	87	18.5%
Net loss	$(49,517)	$(45,993)	$(3,524)	(7.7)%	$(77,168)	$(55,306)	$(21,862)	(39.5)%

Past mining obligation expense was higher in the three and nine months ended September 30, 2011 than the corresponding periods in the prior year primarily due to the change in the discount rate assumption for our actuarially-determined liability for retiree healthcare, partially offset by lower funding rates for the UMWA healthcare benefit plans. In the third quarter of 2011, we also incurred costs related to the suspension of operations at a contractor-operated mine discussed above.
Net gain on disposal or exchange of assets increased for the three months ended and decreased for the nine months ended September 30, 2011 compared to the corresponding period in the prior year due to timing of transactions. In 2011, net gain on disposal or exchange of assets included gains of $6.2 million on exchange and sale transactions for mineral interests in the third quarter, a gain of $7.3 million on a mineral rights exchange transaction and a gain of $2.1 million on a right of way purchase transaction in the second quarter. In 2010, net gain on disposal or exchange of assets included a gain of $3.4 million on exchange transactions for mineral interests in the third quarter, gains of $14.3 million on two mineral rights exchange transactions in the second quarter and a gain of $24.0 million on an exchange transaction for mineral rights in the first quarter.
Selling and administrative expenses increased in the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to a net increase in stock-based compensation expense resulting from a significant third quarter 2010 forfeiture.
Depreciation, depletion and amortization increased in the three months ended September 30, 2011 compared to the same period in the prior year primarily due to the equipment placed in service during 2011 as a result of our metallurgical coal expansion program. Depreciation, depletion and amortization decreased in the nine months ended September 30, 2011 compared to the prior year, primarily due to the full depreciation in the third quarter of 2010 of a majority of the machinery and equipment associated with the 2008 Magnum acquisition.

Asset retirement obligation expense decreased in the three months ended September 30, 2011 as compared to the same period in 2010, primarily due to additional expense of $20.7 million that was recorded in the third quarter of 2010 as a result of adjusting our estimated future costs of selenium water treatment at certain outfalls resulting from requirements of the September 1, 2010 court ruling. Asset retirement obligation expense increased in the nine months ended September 30, 2011 due to additional selenium water treatment expense of $24.0 million recorded in the second quarter of 2011 and increased monthly accretion as a result of adjusting our estimated future costs of selenium water treatment per the September 1, 2010 court ruling, as well as additional expense, primarily in the first quarter of 2011, due to certain mines closing earlier than expected. See Liquidity and Capital Resources for a more detailed description of the adjustments made in relation to selenium water treatment.
Sales contract accretion decreased in the three and nine months ended September 30, 2011 primarily due to the expiration of several contracts assumed in the Magnum acquisition in the second half of 2010. We expect sales contract accretion to continue to decrease as the acquired below market sales contracts reach the end of their contract lives.
Restructuring and impairment charge decreased in the nine months ended September 30, 2011 compared to the corresponding period in the prior year due to the charge related to the closure of the Harris No. 1 mine in June 2010. The 2010 charge included a $2.8 million impairment charge related to equipment and coal reserves that were abandoned due to the mine closure and a restructuring component of $12.0 million for payment of remaining operational contracts to be made with no future economic benefit. In the three and nine months ended September 30, 2011, the expense represents accretion related to the discounted future payment obligation.
Interest expense and other increased in the nine months ended September 30, 2011 primarily due to interest expense related to the $250 million of Senior Notes issued on May 5, 2010 as well as the increased amortization of deferred financing costs related to the new senior notes and the amended and restated credit agreement entered into in May 2010. Interest expense and other also increased due to the accounts receivable securitization entered into in March 2010. In addition, in February 2011, outstanding notes receivable related to the 2006 and 2007 sales of coal reserves and surface land were repaid in full for $115.7 million prior to the scheduled maturity date. At December 31, 2010, the outstanding notes receivable were included in “Accounts receivable and other” and “Notes receivable” on the condensed consolidated balance sheet. The early repayment resulted in a loss of $5.9 million, which is reflected in "Interest expense and other."
Interest income decreased in the three and nine months ended September 30, 2011 primarily related to the early repayment of outstanding notes receivable in February 2011.

Outlook
Market
We believe that the globalization of coal markets will create opportunities, with demand from developing countries continuing to grow for both thermal and metallurgical coal. Key indicators point to the sustainability of coal market globalization. Global seaborne demand for metallurgical coal could nearly double from about 250 million metric tonnes in 2010 to approximately 500 million metric tonnes by 2020. On the thermal side, global seaborne demand could increase more than 25% from 2010 to 2020, to almost 1 billion metric tonnes. With supply constraints worldwide, we believe U.S. metallurgical and thermal coal could increasingly be shipped overseas to satisfy the robust and growing global demand. From our perspective, the U.S. metallurgical and eastern thermal coals are well-positioned to participate in these export opportunities.
We believe that total coal exports from the U.S. could approximate 100 million tons in 2011. This represents a doubling of exports since 2006 and a 25% increase over the strong export market in 2010.
We believe that metallurgical coal market demand will continue to grow. While China has long been considered the leader in this trend, India's population is expected to surpass that of China over the next 20 years with their total combined populations approaching three billion. Within this time frame, an additional 10% of both Chinese and Indian populations is expected to be urbanized. The simultaneous population growth and urban development of China and India should magnify the need for substantially higher levels of commodities, including metallurgical and thermal coal.
While the projected gross domestic product growth rates for major economies remain positive through 2015, near-term concerns about slowing global growth have caused speculation of a weakening metallurgical coal market. However, a number of countries are showing signs of strength, particularly in steel production and demand. Steel mills in Brazil, a natural destination for U.S. metallurgical coal, are operating at 80% of capacity, with coke plants running near full capacity. In India, steel producers are increasing capacity substantially, with the largest Indian steel producer targeting an increase from 13.5 million tonnes in 2010 to 23.6 million tonnes in 2013. South Korean steel production is up more than 20% year-over-year, and U.S. coke plants continue to run near full capacity.

Low-volatile and premium high-volatile metallurgical coal supply remains tight, while lower quality high-volatile metallurgical coals are believed to be in greater supply. Given the relatively tight worldwide supply/demand balance, any significant supply disruptions, such as those experienced in recent years, would result in stronger pricing for metallurgical-grade products.
For thermal coal, total U.S. inventories and eastern U.S. inventories both declined more from June 2011 through August 2011 than during the same period in any of the last ten years. However, domestic electricity generators have taken a cautious stance in their coal purchases, which we believe may be related to uncertainty caused by the Cross-State Air Pollution Rule promulgated by the Environmental Protection Agency (EPA) as further described below, as well as concerns about the pace of recovery in the U.S. economy. Soft natural gas prices continue to dampen demand for domestic utility coal.
Thermal coal exports continue at an increasing rate, with eastern U.S. thermal coals well-positioned to participate in the growing international seaborne market. Year-to-date through August, U.S. thermal coal exports increased more than 75% compared with a year ago, and export opportunities are expected to continue at an elevated level.
Patriot Operations
We anticipate fourth quarter 2011 sales volume in the range of 8.0 to 8.3 million tons, including metallurgical coal sales of approximately 2.0 million tons.
We are committed to the continued expansion of our metallurgical production. We are on a path to add a number of new metallurgical mines over the 2011 to 2012 time frame, thereby increasing our met coal production substantially. Production continues to ramp up at our Black Oak mine, as well as the Gateway Eagle and Workman Branch mines we opened in the second quarter of 2011. We continue to develop our new Peerless mine at our Kanawha Eagle mining complex, and expect it to open late this year. We have also begun the construction phase on the new North Eagle mine at our Kanawha Eagle mining complex.
As we complete our planning process for 2012 and beyond, we will further refine our operating and marketing assumptions relative to both our near- and medium-term metallurgical coal build-out plans. Our metallurgical coal expansion plan is modular in nature which allows us to adjust our build-out in line with market circumstances, including demand volume, coal quality requirements and pricing.
We are also targeting export thermal business. Over the past two quarters, we have sold more than 7 million tons of thermal coal for export delivery in 2012, sourced from both Appalachia and the Illinois Basin. Additionally, we expect to see the initial benefits of our expiring below market legacy thermal contracts as we enter 2012.
As of September 30, 2011, approximately 50% of our employees were represented by the UMWA. In late September 2011, certain of our subsidiaries signed new agreements with the UMWA, which generally extend through December 2016. The contracts are substantially the same as the National Bituminous Coal Wage Agreement negotiated earlier this year between the Bituminous Coal Operators Association and the UMWA. We expect the new labor agreements will cause our per-ton costs on our total production base to increase approximately 4% on average over the term of the agreements. Key elements of the new agreements include an increase to wages of $1 per hour effective July 1, 2011, an additional $1 per hour wage increase each January 1st throughout the contract term, and an increase in contributions to certain savings and postretirement benefit plans.
In July 2011, the EPA published final guidelines for Appalachian surface coal mining operations. This final guidance was an update to the interim guidance issued in April 2010, which was discussed more fully under Part 1, Item 1. Environmental Laws in our 2010 Annual Report on Form 10-K. The final guidance was not significantly different from the interim guidance, although additional data collection requirements were added.
In August 2011, the EPA released its final version of the Cross-State Air Pollution Rule (CSAPR), which was proposed in 2010 as the Clean Air Transport Rule. CSAPR limits sulphur dioxide and nitrogen oxide emissions from power plants in 27 Eastern states. Many of our customers are affected by CSAPR, which requires sulphur dioxide emission reductions beginning in 2012 and significant additional sulphur dioxide emission reductions in 2014. CSAPR may affect coal quality price adjustments in certain of our contracts. Additionally, the EPA is expected to issue final emission standards for mercury and other hazardous air pollutants from power plants in December 2011. See additional discussion of Clean Air Regulations under Part 1, Item 1. Environmental Laws in our 2010 Annual Report on Form 10-K.
As discussed more fully under Part 1, Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K, our results of operations in the near-term could be negatively impacted by factors such as price volatility and demand; unforeseen adverse geologic conditions or equipment problems at mining locations; changes in general global economic conditions; new and existing coal mining laws and regulations and changes in the interpretation, enforcement or application thereof; availability and the costs of competing energy resources; the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers' ability to utilize coal as fuel for electricity generation; existing or new environmental laws and regulations, including those related to selenium, and changes in the interpretation, enforcement or application thereof; negotiation of labor contracts, labor availability and relations; the outcome of pending or future litigation; changes in the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations and contribution requirements to multi-employer retiree healthcare and pension plans; reductions of purchases or deferral of deliveries by major customers; the availability and costs of credit, surety bonds and letters of credit; customer performance and credit risks; fluctuating prices of key supplies, mining equipment and commodities; supplier and contract miner performance and the unavailability of transportation for coal shipments.
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
Actual events and results may vary significantly from those included in, contemplated or implied by the forward-looking statements under Outlook. The guidance provided under the caption Outlook should be read in conjunction with the section entitled Cautionary Notice Regarding Forward-Looking Statements included in this report. For additional information regarding the risks and uncertainties that affect our business, see Part 1, Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K.

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
Net cash provided by operating activities was $78.6 million for the nine months ended September 30, 2011, compared to $23.0 million in the same period of 2010. The increase in cash provided by operating activities primarily related to higher cash flows from operations of $73.5 million, partially offset by a one-time surety deposit of $15.0 million. The $15.0 million surety deposit was posted with the U.S. Department of Labor (DOL) in 2011 in relation to certain of our occupational disease (Federal black lung) workers' compensation obligations. As part of our 2007 spin-off, Peabody Energy Corporation (Peabody) had previously guaranteed with the DOL certain obligations related to our subsidiaries until they were fully transferred in 2011.
Net cash used in investing activities was $29.9 million for the nine months ended September 30, 2011, compared to $83.0 million in the same period of 2010. The decrease in cash used in investing activities in 2011 reflected the early repayment of $115.7 million of our outstanding notes receivable in February 2011 as compared to the collection of $25.1 million in scheduled payments on the same notes receivable in the first nine months of 2010. The decrease in cash used was partially offset by cash paid in a litigation settlement of $14.8 million and an increase in capital expenditures of $25.2 million in 2011. As part of a litigation settlement, we made a payment of $14.8 million, and ownership of the assets and liabilities from a 2005 sale reverted back to us. The assets include coal reserves in West Virginia and surface land in Illinois at closed mine sites. The liabilities include the reclamation obligations related to these assets.
Net cash used by financing activities was $2.6 million for the nine month period ended September 30, 2011, compared to net cash provided by financing activities of $241.2 million for the nine months ended September 30, 2010. The decrease in cash provided by financing activities reflects a decrease in proceeds from debt offering of $248.2 million and a decrease in proceeds from coal reserve financing transaction of $17.7 million, partially offset by a decrease in deferred financing costs of $19.1 million.
As a result of our multi-year expansion plan for metallurgical coal and routine replacement of equipment, purchase commitments for equipment totaled $173.5 million as of September 30, 2011. On October 3, 2011, we purchased the preparation plant and associated infrastructure at our Blue Creek mining complex which we had previously leased. As a result of this transaction, the long-term obligation of $17.6 million was reclassified to “Current portion of debt” from “Long-term debt, less current maturities” on our condensed consolidated balance sheet at September 30, 2011. The purchase price of the preparation plant was $28.1 million.

September 1, 2010 U.S. District Court Ruling
On September 1, 2010, the U.S. District Court for the Southern District of West Virginia (U.S. District Court) found Apogee Coal Company (Apogee) in contempt for failing to comply with a March 19, 2009 consent decree. Apogee was ordered to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits by March 1, 2013. In September 2010, we increased the portion of the selenium water treatment liability related to Apogee by $20.7 million for the fair value of the estimated future ongoing operating costs related to these three outfalls. This charge is reflected in “Asset retirement obligation expense” in the condensed consolidated statement of operations. We record the costs to install the Apogee FBR water treatment facility as capital expenditures when incurred. As of September 30, 2011, we have spent approximately $7.1 million on the Apogee FBR facility and the total expenditures are estimated to be approximately $55 million. We began construction on the Apogee FBR facility in the third quarter of 2011.
Additionally, the U.S. District Court ordered Hobet to submit a proposed schedule to develop a treatment plan for a Hobet Surface Mine No. 22 outfall by October 1, 2010 and to come into compliance with applicable discharge limits under the permit by May 1, 2013. We submitted the required schedule, which included conducting additional pilot projects related to certain technological alternatives. A final treatment technology to be utilized at this Hobet Surface Mine No. 22 outfall was filed with the U.S. District Court in June 2011 in accordance with the submitted schedule. In June 2011, we recorded an adjustment of $24 million to the selenium water treatment liability primarily related to the estimated future ongoing operating costs of an FBR water treatment facility at this outfall. This charge is reflected in “Asset retirement obligation expense” in the condensed consolidated statement of operations. As with the Apogee FBR facility, we will record the costs to install the Hobet FBR water treatment facility as capital expenditures when incurred. As of September 30, 2011, we have spent approximately $0.6 million on the Hobet FBR facility and the total expenditures are estimated to be approximately $40 million. We anticipate beginning construction on the Hobet facility in the fourth quarter of 2011.
Our liability to treat selenium discharges at the other outfalls not addressed in the September 1, 2010 ruling is based on the use of ZVI technology. We are currently continuing to install ZVI systems according to our original water treatment strategy, while also performing a further review of other potential water treatment solutions. Our water treatment strategy reflects implementing scalable ZVI installations at each outfall due to its modular design that can be reconfigured as further knowledge and certainty is gained. Initial pilot testing of ZVI technology began in 2008 and has identified potential shortfalls requiring additional research to resolve certain detailed design considerations. To date, ZVI technology has not been demonstrated to perform consistently and sustainably in achieving effluent selenium limitations or in treating the expected water flows at these outfalls. However, based on the flexibility of the scalable system for configuration adjustments, we plan to continue to pursue the ZVI water treatment installations and determine whether modifications to the technology could result in its ability to treat selenium successfully.
At this time, there is no plan to install FBR or any technology other than ZVI at the other outfalls not included in the September 1, 2010 ruling as neither FBR nor other technologies have been proven effective on a full-scale basis. However, we are continuing to research and evaluate various treatment solutions in addition to ZVI for the other outfalls. Results of pilot testing in the first half of 2011 have indicated that ZVI, FBR and an additional technology may be viable selenium treatment options. We are continuing to test modifications to these treatment options and we are pilot testing alternative solutions.
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
We continue to implement treatment installations at various permitted outfalls, but we have been unable to comply with selenium discharge limits due to the ongoing inability to identify a water treatment solution that can remove selenium sustainably, consistently and uniformly under all variable conditions experienced at our mining operations. While we are actively continuing to explore new treatment options and modifying existing technologies, a definitive solution has not been identified and it is unknown when or if it will be identified. Even if a definitive solution would have existed as of September 30, 2011, it likely would not have been possible to install such technology at all of the outfalls included in the Hobet WVDEP Action by the July 2012 compliance deadline, and we are taking the requisite steps to seek an extension approved by the court.
If ZVI is not ultimately successful in treating the effluent selenium exceedances at these additional outfalls, we may be required to install alternative treatment solutions. The cost of other water treatment solutions could be materially higher than the costs reflected in our liability. Furthermore, costs associated with potential modifications to ZVI or the scale of our current ZVI systems could also cause the costs to be materially higher than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time as no solution has been proven to be effective on a full-scale commercial basis. Potential installations of selenium treatment alternatives are further complicated by the variable geological and topographical considerations of each individual outfall.

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
Credit Facilities
Effective May 5, 2010, we entered into a $427.5 million amended and restated credit agreement with a maturity date of December 31, 2013. The credit facility provides for the issuance of letters of credit and direct borrowings. On January 6, 2011, we entered into an amendment to the credit agreement which, among other things, modified certain limits and minimum requirements of our financial covenants. At September 30, 2011, we were in compliance with the covenants of our amended credit facility.
In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade accounts receivable to the creditors as collateral for any borrowings. Available liquidity under the program fluctuates with the balance of our trade accounts receivable. The outstanding trade accounts receivable balance was $191.3 million and $146.6 million as of September 30, 2011 and December 31, 2010, respectively.
Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the sale of the trade accounts receivable to the creditors does not receive sale accounting treatment. As such, the trade accounts receivable balances remain on our financial statements until settled. Any direct borrowings under the program will be recorded as secured debt.
Both facilities are available for our working capital requirements, capital expenditures and other corporate purposes. As of September 30, 2011 and December 31, 2010, the balance of outstanding letters of credit issued against the facilities totaled $335.1 million and $355.3 million, respectively. There were no outstanding short-term borrowings against either facility as of September 30, 2011 and December 31, 2010. Availability under these facilities was $217.4 million and $197.2 million as of September 30, 2011 and December 31, 2010, respectively.
Pending Adoption of Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance which requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance is effective for fiscal years beginning after December 15, 2011, and we will adopt it on January 1, 2012. While we are currently evaluating the impact on our disclosures and presentation of our financial statements, we do not believe this guidance will affect our results of operations or financial condition.
In September 2011, the FASB issued authoritative guidance which increases the quantitative and qualitative disclosures an employer is required to provide about its participation in multiemployer benefit plans. This guidance is effective for fiscal years ending after December 15, 2011 and it will have no effect on our results of operations or financial condition. We are currently evaluating the impact of this guidance on our disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold 77% of our sales volume under coal supply agreements with terms of greater than one year during 2010. As of September 30, 2011, we had virtually no unpriced production for 2011. Unpriced volumes for 2012 will depend on finalization of production plans, taking into account demand and pricing.
In connection with our 2007 spin-off, we entered into long-term coal contracts with marketing affiliates of Peabody. The arrangements have substantially similar terms and conditions as the pre-existing contractual obligations of Peabody's marketing affiliate. These arrangements may be amended or terminated only with the mutual agreement of Peabody and Patriot.

We have commodity risk related to our diesel fuel purchases. To manage this risk, we have entered into heating oil and ultra low sulfur diesel swap contracts with financial institutions. The changes in diesel fuel prices and the prices of these financial instruments are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. As of September 30, 2011, the notional amounts outstanding for the swaps included 2.3 million gallons and 13.1 million gallons of heating oil expiring throughout 2011 and 2012, respectively, as well as 3.0 million gallons of ultra low sulfur diesel expiring in 2013.
We expect to purchase approximately 22 million gallons of diesel fuel annually across all operations in 2011 and 2012. Excluding the impact of our hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our operating costs by approximately $2.2 million annually.
Credit Risk
Approximately 12% of our accounts receivable balance at September 30, 2011 was with a marketing affiliate of Peabody. Included in this balance are receivables related to contracts to supply coal in order for Peabody to meet its commitments under customer agreements existing prior to our 2007 spin-off which are sourced from our operations. The pre-existing customer arrangements between Patriot and Peabody are scheduled to expire on December 31, 2012. The majority of our sales are made directly to electricity generators, industrial companies and steelmakers. Therefore, our concentration of credit risk is with Peabody, electricity generators and steelmakers.
Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, we will protect our position by requiring the counterparty to provide appropriate credit enhancement. When appropriate (as determined by our credit management function), we have taken steps to mitigate our credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps may include, but are not limited to, obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay.

Item 4.	Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have each concluded that our disclosure controls and procedures were designed, and were effective, to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and were also effective to ensure that the information required to be disclosed by us in this Quarterly Report was accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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
See Exhibit Index on the last page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION

Date:	November 2, 2011	By:	/s/ CHRISTOPHER K. KNIBB
Christopher K. Knibb Vice President - Controller & Chief Accounting Officer (On behalf of the registrant and as Principal Accounting Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed on May 17, 2010).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007).

10.1
Amendment to Employment Agreement between Patriot Coal Corporation and Paul H. Vining, dated November 9, 2010. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 10-Q, filed on May 3, 2011).

10.2
Amendment No. 1, dated as of January 6, 2011, to the Amended and Restated Credit Agreement dated as of May 5, 2010, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on January 6, 2011).

10.3
Indemnification Agreement, dated January 27, 2011, between Patriot Coal Corporation and Janiece M. Longoria (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on January 28, 2011).

10.4
Amendment to Employment Agreement between Patriot Coal Corporation and Paul H. Vining, dated April 1, 2011. (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 10-Q, filed on May 3, 2011).

10.5*	Employment Agreement between Patriot Coal Corporation and Bennett K. Hatfield, dated September 19, 2011.

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

101**
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and (iv) the Notes to Unaudited Condensed Financial Statements.

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