Form 10-K/A
period 2011-12-31
Patriot Coal CORP
filed 2012-05-08
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

•
the impact of the restatement of our consolidated financial statements for the years ended December 31, 2011 and 2010 and the related material weakness associated with the accounting treatment for the Apogee FBR and Hobet ABMet water treatment facilities;

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

EXPLANATORY NOTE

Background of the Restatement

On February 23, 2012, we filed our Annual Report on Form 10-K for the year ended December 31, 2011 (Original Filing) with the Securities and Exchange Commission (SEC). This Form 10-K/A (Amendment) amends our Original Filing.  As disclosed in Item 1B of our Original Filing, at the time of filing, we had received a series of comment letters, beginning in September 2011, from the Staff of the SEC (Staff) in conjunction with a routine review of our Annual Report on Form 10-K for the year ended December 31, 2010. The series of comment letters from the Staff focused on our accounting treatment related to costs to install the fluidized bed reactor (FBR) and ABMet water treatment facilities at two of our mining complexes.

As we have previously disclosed, we are installing the FBR and ABMet water treatment facilities as required by the U.S. District Court for the Southern District of West Virginia (U.S. District Court). On September 1, 2010, the U.S. District Court ordered Apogee Coal Company, LLC (Apogee), one of our subsidiaries, to install an FBR water treatment facility for three outfalls. This court order also required Hobet Mining, LLC (Hobet), one of our subsidiaries, to submit a schedule to develop a treatment plan for one outfall at our Hobet Surface Mine No. 22. In accordance with the submitted treatment plan, we are installing an ABMet water treatment facility at our Hobet Surface Mine No. 22. We refer to these facilities collectively as the Apogee FBR and the Hobet ABMet water treatment facilities. See Note 23 to our consolidated financial statements for additional discussion of this litigation.

During the SEC review process, we provided additional information to the Staff relating to, among other things, the operational and technological specifications of such water treatment facilities, including the anticipated 30 year useful life of the two water treatment facilities. The accounting treatment related to the costs of installing these two water treatment facilities involves significant operational and accounting complexities. FBR technology had not been used to remove selenium or any other minerals discharged at coal mining operations prior to our pilot project performed in 2010. The FBR water treatment facility required by the September 1, 2010 ruling will be the first facility constructed for selenium removal on a commercial scale and neither FBR nor ABMet technology has been proven effective on a full-scale commercial basis at coal mining operations. As a result of our efforts in responding to these comment letters and our communications with the Staff, we determined it was appropriate to file this Amendment to restate our consolidated financial statements for the two water treatment facilities as their primary use will be to treat selenium exceedances in water discharges resulting from past mining under legacy permit standards.

The Restatement

As disclosed in our Original Filing, we have been recording the costs to install the Apogee FBR and Hobet ABMet water treatment facilities as capital expenditures when incurred. The total capital expenditure is estimated to be approximately $55.0 million for the Apogee FBR water treatment facility and $25.0 million for the Hobet ABMet water treatment facility. This Amendment is restating our consolidated financial statements to accrue a liability and recognize a loss for the estimated costs of installing these two water treatment facilities, rather than record the cost of these two facilities as a capital expenditure. Such restatement is increasing our asset retirement obligation expense and net loss by $23.6 million for the year ended December 31, 2011 and by $49.7 million for the year ended December 31, 2010. This restatement has no impact on our revenue or Adjusted EBITDA for any such period. The estimated cash spending for these facilities has not changed from our prior disclosures as a result of this restatement.

This Amendment amends and restates the items identified below with respect to the Original Filing:

Part I, Item 1 (Business), subsection "Certain Liabilities - Asset Retirement Obligations";
Part I, Item 1A (Risk Factors);
Part I, Item 1B (Unresolved Staff Comments);
Part I, Item 3 (Legal Proceedings);
Part II, Item 6 (Selected Financial Data);
Part II, Item 7 (Management's Discussion and Analysis of Financial Conditions and Results of Operations);
Part II, Item 8 (Financial Statements and Supplementary Data);
Part II, Item 9A (Controls and Procedures); and

Part IV, Item 15 (Exhibits and Financial Statement Schedules).

We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by this restatement. The previously issued audited consolidated financial statements and the Reports of Independent Registered Public Accounting Firm thereon for the years ended December 31, 2011 and 2010 in the Original Filing should no longer be relied upon.

This Amendment does not reflect events occurring after the Original Filing except as noted above.  Except for the foregoing amended information, this Amendment continues to speak as of the date of the Original Filing and we have not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date. For convenience and ease of reference, we are filing this Annual Report in its entirety with the applicable changes noted above.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment contains new certifications by our Chief Executive Officer and our Chief Financial Officer, filed as exhibits hereto.

Internal Control Considerations

In connection with this restatement, management identified a control deficiency in its internal control over financial reporting associated with the accounting treatment for the Apogee FBR and Hobet ABMet water treatment facilities that constitutes a material weakness, as discussed in Part II, Item 9A of this Amendment. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. For a discussion of management's consideration of our disclosure controls and procedures and the material weakness identified, see Part II, Item 9A included in this filing.

In remediating the material weakness that resulted in this restatement, we have added additional review procedures with the intent of widening the internal and external consultations with engineering and accounting experts in the areas that involve this breadth of complexity. In the future, such review procedures will include these increased consultations. As of May 8, 2012, management believes that as a result of implementation of these additional review procedures, the material weakness in internal control over financial reporting has been remediated and that as of May 8, 2012, our internal controls over financial reporting are effective.

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
Asset retirement obligation expense (which includes liability accretion and asset amortization) for the years ended December 31, 2011, 2010 and 2009 was $105.2 million, $112.7 million, and $35.1 million, respectively. The 2011 and 2010 expense amounts included selenium water treatment obligation charges related to a court ruling as further described below. As of December 31, 2011, our asset retirement obligations of $488.0 million included $99.4 million of reclamation obligations related to locations that are closed or inactive.
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
The estimated costs to meet our legal obligation resulting from the September 1, 2010 ruling for selenium water treatment at the three Apogee outfalls have changed from our original estimates. As such, we increased the portion of the liability related to Apogee by updating the fair value of the costs related to these three outfalls and recorded the $69.5 million difference between this updated value and our previously recorded liability directly to income, through asset retirement obligation expense in the third quarter of 2010.
Additionally, the September 1, 2010 ruling required that we select a technology for one outfall at Hobet Surface Mine No. 22. In June 2011, we selected FBR technology for this outfall because we could utilize the knowledge gained building the Apogee FBR facility and additional research was needed to resolve certain detailed design considerations for ZVI and Ion Exchange (IX). In June 2011, we recorded an adjustment of $60.6 million to the selenium water treatment liability for the estimated installation and future operating costs of an FBR water treatment facility at this outfall. In December 2011, the U.S. District Court agreed to a change to the selenium water treatment technology from FBR to ABMet technology at this outfall. In December 2011, we adjusted the portion of the selenium water treatment liability related to Hobet Surface Mine No. 22 by $25.6 million for the decrease in the fair value of the estimated costs related to this outfall due to the change in the technology. Prior to the technology change, we spent approximately $3.0 million related to the final engineering specifications for the Hobet FBR facility. We continue to design and seek permits for the Hobet ABMet facility and anticipate beginning construction on the facility in the first half of 2012. The estimated total cost for installing the ABMet water treatment facility is approximately $25 million, which is significantly less than the estimated $40 million to build the Hobet FBR facility.
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
We are involved in legal proceedings, and may become subject to other legal proceedings in the future, that, if determined adversely to us, could significantly impact our financial condition, results of operations and cash flows.
We are involved in various legal proceedings that arise in the ordinary course of business and may become subject to other legal proceedings in the future. Some of the lawsuits seek fines or penalties and damages in very large amounts, or seek to restrict our business activities. It is currently unknown what the ultimate resolution of these proceedings will be, but the costs of resolving these proceedings could be material, and could result in an obligation to change our operations in a manner that could have an adverse effect on us. See Item 3. Legal Proceedings for a full description of our current claims and litigation.
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
The impact of the restatement of our consolidated financial statements for the years ended December 31, 2011 and 2010 and the related material weakness may have an adverse effect on us.
We have restated certain of our historical consolidated financial statements for the year ended December 31, 2011 and 2010 with respect to the recording of the costs to install the Apogee FBR and Hobet ABMet water treatment facilities as more fully described in Note 30 in the Notes to the Consolidated Financial Statements included in this Form 10-K/A. In connection with this restatement, management identified a material weakness associated with the accounting treatment for the Apogee FBR and Hobet ABMet water treatment facilities.
The impact of these events, or any discovery or occurrence of any additional material weaknesses or significant deficiencies in our internal control in the future, could result in a decline in our stock price and investor confidence or other adverse effects on our business, reputation, results of operations, financial condition or liquidity and could expose us to potential civil litigation, including shareholder class action lawsuits and derivative claims made on behalf of us, the defense of which may require us to devote significant management attention and to incur significant legal expense and which litigation, if decided against us, could require us to pay substantial judgments, settlements or other penalties.
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
Item 1B. Unresolved Staff Comments.
We have received no comments regarding our periodic or current reports from the staff of the SEC (the staff) that were issued 180 days or more preceding the end of our 2011 fiscal year and that remain unresolved. However, within the 180 days preceding the end of our 2011 fiscal year, we have received comments from the staff regarding our selenium water treatment requirements. This review has resulted in this Amendment, as described in Note 30, Restatement of Consolidated Financial Statements, in the Notes to the Consolidated Financial Statements.

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
Other WVDEP Actions
On April 23, 2010, WVDEP filed a lawsuit against Catenary Coal Company, LLC (Catenary), one of our subsidiaries, in the Boone County Circuit Court. We refer to this case as the Catenary WVDEP Action. This lawsuit alleged that Catenary had discharged selenium from its surface mining operations in violation of certain of its NPDES and surface mining permits. On June 11, 2010, WVDEP filed a lawsuit against Apogee in the Logan County Circuit Court, alleging discharge of pollutants, including selenium, in violation of certain of its NPDES and SMCRA permits. We refer to this case as the Apogee WVDEP Action. The permits contained in the Catenary WVDEP Action and the Apogee WVDEP Action are also involved in the February 2011 Litigation discussed below. WVDEP is seeking fines and penalties as well as injunctions prohibiting Catenary and Apogee from discharging pollutants, including selenium, in violation of laws and NPDES permits. A July 2012 trial date has been set for the Apogee WVDEP Action. The Catenary WVDEP Action has not been set for hearing. We are unable to predict the likelihood of success of the plaintiffs' claims. Although we intend to defend ourselves vigorously against these allegations, we may consider alternative resolutions to these matters if they would be in the best interest of the Company.

September 1, 2010 U.S. District Court Ruling
On September 1, 2010, the U.S. District Court found Apogee in contempt for failing to comply with the March 19, 2009 consent decree entered in the Federal Apogee Case. Apogee was ordered to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits at these three outfalls by March 1, 2013. In September 2010, we increased the portion of the selenium water treatment liability related to Apogee by $69.5 million ($48.8 million related to installation costs and $20.7 million related to operating costs) for the fair value of the estimated costs related to these three outfalls. This charge is reflected in “Asset retirement obligation expense” in the consolidated statement of operations. As of December 31, 2011, we have spent approximately $12.6 million on the Apogee FBR facility and the total expenditures are estimated to be approximately $55 million. We began construction on the Apogee FBR facility in the third quarter of 2011.
Additionally, the U.S. District Court ordered Hobet to submit a proposed schedule to develop a treatment plan for a Hobet Surface Mine No. 22 outfall by October 1, 2010 and to come into compliance with applicable discharge limits under the permit by May 1, 2013. We submitted the required schedule, which included conducting additional pilot projects related to certain technological alternatives. A treatment technology to be utilized at this Hobet Surface Mine No. 22 outfall was filed with the U.S. District Court in June 2011 in accordance with the submitted schedule. In June 2011, we recorded an adjustment of $60.6 million ($36.6 million related installation costs and $24.0 million related to operating costs) to the selenium water treatment liability primarily related to the fair value of the estimated costs of an FBR water treatment facility at this outfall. This charge is reflected in “Asset retirement obligation expense” in the consolidated statement of operations.
In December 2011, the Special Master appointed by the U.S. District Court to oversee the Hobet Surface Mine No. 22 project approved Hobet's request to substitute ABMet selenium treatment technology for the FBR technology at this outfall. The U.S. District Court subsequently confirmed this substitution. We continue to design and seek permits for the Hobet ABMet facility and anticipate beginning construction on the facility in the first half of 2012. The estimated total cost for installing the ABMet water treatment facility is approximately $25 million, which is significantly less than the estimated $40 million to build the Hobet FBR facility.
In December 2011, we adjusted the portion of the selenium water treatment liability related to Hobet Surface Mine No. 22 by $25.6 million ($15.3 million related to installation costs and $10.3 million related to operating costs) for the decrease in the fair value of the estimated costs related to this outfall due to the change in the technology approved by the Special Master. Prior to the technology change, we spent approximately $3.0 million related to the final engineering specifications for the Hobet FBR facility.
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
As of December 31, 2011, we have a $196.0 million liability recorded for the treatment of selenium discharges related to the 78 outfalls acquired in the Magnum acquisition. The current portion of the estimated liability is $63.1 million and is included in “Accounts payable and accrued expenses” and the long-term portion is recorded in “Asset retirement obligations” on our consolidated balance sheets. This total liability is inclusive of the adjustments that were recorded in connection with the September 1, 2010 U.S. District Court Ruling described above.
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
Item 4. (Removed and Reserved).
Item 4B. Mine Safety Disclosure.
The information concerning mine safety violations or other regulatory matters required by Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 of the Annual Report on Form 10-K, filed on February 23, 2012 and is incorporated herein by reference.

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
Effective August 11, 2008, Patriot implemented a 2-for-1 stock split effected in the form of a 100% stock dividend. All share and per share amounts in this Form 10-K/A reflect this stock split.
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

Item 6. Selected Consolidated Financial Data.
As discussed in the Explanatory Note and Note 30, Restatement of Consolidated Financial Statements, in the Notes to the Consolidated Financial Statements, we have restated our previously issued audited consolidated financial statements for fiscal years 2011 and 2010; accordingly, all affected amounts included in the following tables have been adjusted.
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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	Restated(1)	Restated(1)
	(In thousands, except for share and per share data)
Results of Operations Data:
Revenues
Sales	$2,378,260	$2,017,464	$1,995,667	$1,630,873	$1,069,316
Other revenues	24,246	17,647	49,616	23,749	4,046
Total revenues	2,402,506	2,035,111	2,045,283	1,654,622	1,073,362
Costs and expenses
Operating costs and expenses	2,213,124	1,900,704	1,893,419	1,607,746	1,109,315
Depreciation, depletion and amortization	186,348	188,074	205,339	125,356	85,640
Asset retirement obligation expense	105,232	112,697	35,116	19,260	20,144
Sales contract accretion	(55,020)	(121,475)	(298,572)	(279,402)	—
Restructuring and impairment charge	13,657	15,174	20,157	—	—
Selling and administrative expenses	52,907	50,248	48,732	38,607	45,137
Other operating (income) expense:
Net gain on disposal or exchange of assets(2)	(35,557)	(48,226)	(7,215)	(7,004)	(81,458)
Loss (income) from equity affiliates(3)	(4,709)	(9,476)	(398)	915	(63)
Operating profit (loss)	(73,476)	(52,609)	148,705	149,144	(105,353)
Interest expense and other	65,533	57,419	38,108	23,648	8,337
Interest income	(246)	(12,831)	(16,646)	(17,232)	(11,543)
Income (loss) before income taxes	(138,763)	(97,197)	127,243	142,728	(102,147)
Income tax provision	372	492	—	—	—
Net income (loss)	(139,135)	(97,689)	127,243	142,728	(102,147)
Net income attributable to noncontrolling interest(3)	—	—	—	—	4,721
Net income (loss) attributable to Patriot	(139,135)	(97,689)	127,243	142,728	(106,868)
Effect of noncontrolling interest purchase arrangement	—	—	—	—	(15,667)
Net income (loss) attributable to common stockholders	$(139,135)	$(97,689)	$127,243	$142,728	$(122,535)

Earnings (loss) per share, basic	$(1.52)	$(1.07)	$1.50	$2.23	$(2.29)
Earnings (loss) per share, diluted	$(1.52)	$(1.07)	$1.49	$2.21	$(2.29)
Weighted average shares outstanding - basic	91,321,931	90,907,264	84,660,998	64,080,998	53,511,478
Weighted average shares outstanding - diluted	91,321,931	90,907,264	85,424,502	64,625,911	53,546,116

Balance Sheet Data (at period end):
Total assets	$3,763,738	$3,808,978	$3,618,163	$3,622,320	$1,199,837
Total liabilities	3,170,896	3,015,560	2,682,669	2,782,139	1,117,521
Total long-term debt, less current maturities	441,064	451,529	197,951	176,123	11,438
Total stockholders’ equity	592,842	793,418	935,494	840,181	82,316

	Year Ended December 31,
	2011	2010	2009	2008	2007
	Restated(1)	Restated(1)
	(In thousands, except for share and per share data)
Other Data:
Tons sold (in millions and unaudited)	31.1	30.9	32.8	28.5	22.1
Net cash provided by (used in):
Operating activities	$112,989	$35,253	$39,611	$63,426	$(79,699)
Investing activities	(81,175)	(108,875)	(77,593)	(138,665)	54,721
Financing activities	(30,719)	239,591	62,208	72,128	30,563
Adjusted EBITDA(4)(unaudited)	176,741	141,861	110,745	44,238	431
Past mining obligation payments(5)(unaudited)	126,614	128,712	129,060	101,746	144,811
Additions to property, plant, equipment and mine development	162,965	121,931	78,263	121,388	55,594
Acquisitions, net	—	—	—	9,566	47,733

(1)
See the Explanatory Note and Note 30, Restatement of Consolidated Financial Statements, in the Notes to Consolidated Financial Statements for a description of the restatement of our consolidated financial statements.

(2)
Net gain on disposal or exchange of assets included gains of $35.6 million from three coal reserve exchange transactions in 2011, $44.6 million in 2010 from five coal reserve exchange transactions and a $78.5 million gain in 2007 from the sales of coal reserves.

(3)
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

(5)	Past mining obligation payments represents cash payments relating to our postretirement benefit obligations, workers' compensation obligations, and multi-employer retiree healthcare and pension plans.

Adjusted EBITDA is calculated as follows (unaudited):

	Year Ended December 31,
	2011	2010	2009	2008	2007
	Restated(1)	Restated(1)
	(In thousands)
Net income (loss)	$(139,135)	$(97,689)	$127,243	$142,728	$(102,147)
Depreciation, depletion and amortization	186,348	188,074	205,339	125,356	85,640
Sales contract accretion, net(2)	(55,020)	(121,475)	(298,572)	(249,522)	—
Asset retirement obligation expense	105,232	112,697	35,116	19,260	20,144
Restructuring and impairment charge	13,657	15,174	20,157	—	—
Interest expense and other	65,533	57,419	38,108	23,648	8,337
Interest income	(246)	(12,831)	(16,646)	(17,232)	(11,543)
Income tax provision	372	492	—	—	—
Adjusted EBITDA	$176,741	$141,861	$110,745	$44,238	$431

(1)
See the Explanatory Note and Note 30, Restatement of Consolidated Financial Statements, in the Notes to Consolidated Financial Statements for a description of the restatement of our consolidated financial statements.

(2)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
As discussed in the Explanatory Note and Note 30, Restatement of Consolidated Financial Statements, in the Notes to Consolidated Financial Statements, we have restated our previously issued audited consolidated financial statements for the fiscal years 2011 and 2010; accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement.
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
During the year ended December 31, 2011, asset retirement obligation expense included a $38.3 million charge due to changes in our selenium water treatment technology selection for one of our outfalls and $9.9 million in relation to a comprehensive consent decree.
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
Net Loss

	Year Ended December 31,		Favorable/ (Unfavorable)
	2011	2010	$	%
	Restated	Restated
	(Dollars in thousands)
Segment Adjusted EBITDA	$374,200	$317,619	$56,581	17.8%
Corporate and Other:
Past mining obligation expense	(180,109)	(173,736)	(6,373)	(3.7)%
Net gain on disposal or exchange of assets	35,557	48,226	(12,669)	(26.3)%
Selling and administrative expenses	(52,907)	(50,248)	(2,659)	(5.3)%
Total Corporate and Other	(197,459)	(175,758)	(21,701)	(12.3)%
Depreciation, depletion and amortization	(186,348)	(188,074)	1,726	0.9%
Asset retirement obligation expense	(105,232)	(112,697)	7,465	6.6%
Sales contract accretion	55,020	121,475	(66,455)	(54.7)%
Restructuring and impairment charge	(13,657)	(15,174)	1,517	10.0%
Interest expense and other	(65,533)	(57,419)	(8,114)	(14.1)%
Interest income	246	12,831	(12,585)	(98.1)%
Income tax provision	(372)	(492)	120	24.4%
Net loss	$(139,135)	$(97,689)	$(41,446)	(42.4)%

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
Asset Retirement Obligation Expense
Asset retirement obligation expense decreased for the year ended December 31, 2011. During the year ended December 31, 2011, asset retirement obligation expense included a $38.3 million charge to adjust our liability due to changes in our selenium water treatment technology selection for one of our outfalls and $9.9 million in relation to a comprehensive consent decree. In the third quarter of 2010, additional asset retirement obligation expense of $69.5 million was recorded due to adjusting our estimated costs of water treatment at three outfalls resulting from the requirements of the September 1, 2010 court ruling. In addition, reclamation expense increased primarily in the first and fourth quarters of 2011, due to certain mines closing earlier than previously scheduled. See Liquidity and Capital Resources for a more detailed description of the adjustments made in relation to selenium water treatment.
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
In September 2010, we recorded an adjustment of $69.5 million to asset retirement obligation expense as a result of adjusting our estimated selenium remediation costs of three Apogee outfalls based on the new technology required to be used for water treatment at certain locations due to the September 1, 2010 court ruling.

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
Net Income (Loss)

	Year Ended December 31,		Favorable/(Unfavorable)
	2010	2009	$	%
	Restated
	(Dollars in thousands)
Segment Adjusted EBITDA	$317,619	$302,923	$14,696	4.9%
Corporate and Other:
Past mining obligation expense	(173,736)	(150,661)	(23,075)	(15.3)%
Net gain on disposal or exchange of assets	48,226	7,215	41,011	568.4%
Selling and administrative expenses	(50,248)	(48,732)	(1,516)	(3.1)%
Total Corporate and Other	(175,758)	(192,178)	16,420	8.5%
Depreciation, depletion and amortization	(188,074)	(205,339)	17,265	8.4%
Asset retirement obligation expense	(112,697)	(35,116)	(77,581)	(220.9)%
Sales contract accretion, net	121,475	298,572	(177,097)	(59.3)%
Restructuring and impairment charge	(15,174)	(20,157)	4,983	24.7%
Interest expense and other	(57,419)	(38,108)	(19,311)	(50.7)%
Interest income	12,831	16,646	(3,815)	(22.9)%
Income tax provision	(492)	—	(492)	N/A
Net income (loss)	$(97,689)	$127,243	$(224,932)	(176.8)%

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
Asset Retirement Obligation Expense
Asset retirement obligation expense increased for the year ended December 31, 2010 primarily due to the selenium water treatment obligations assumed in the July 2008 Magnum acquisition, which was recorded at fair value upon finalization of purchase accounting in June 2009. Additional selenium water treatment expense of $69.5 million was recorded in the third quarter of 2010 as a result of adjusting our estimated future costs of selenium remediation at certain outfalls resulting from requirements of the September 1, 2010 court ruling. See Liquidity and Capital Resources for further description of the ruling and the adjustments.
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
Asset retirement obligation expense for the year ended December 31, 2011 was $105.2 million, and payments totaled $35.9 million. See detailed information regarding our asset retirement obligations in Notes 17 and 23 to our consolidated financial statements.
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
Net cash provided by operating activities was $113.0 million for the year ended December 31, 2011, an increase of $77.7 million compared to the prior year. The increase in cash provided by operating activities primarily related to higher cash flows from operations of $61.2 million, primarily driven by higher metallurgical coal sales prices and changes in working capital of $58.9 million. The increases in cash provided by operating activities were partially offset by a $24.7 million decrease in asset retirement obligations related to the Apogee FBR and Hobet ABMet water treatment facilities and a one-time surety deposit of $15.0 million. The $15.0 million surety deposit was posted with the U.S. Department of Labor (DOL) in 2011 in relation to certain of our occupational disease (Federal black lung) workers' compensation obligations. As part of our 2007 spin-off, Peabody had previously guaranteed with the DOL certain obligations related to our subsidiaries until they were fully transferred in 2011.
Net cash used in investing activities was $81.2 million for the year ended December 31, 2011, a decrease of $27.7 million compared to cash used in investing activities of $108.9 million in the prior year. The decrease in cash used in investing activities in 2011 reflected the early repayment of $115.7 million of our outstanding notes receivable in February 2011 as compared to the collection of $33.1 million in scheduled payments on the same notes receivable in 2010. The decrease in cash used was partially offset by cash paid in a litigation settlement of $14.8 million and an increase in capital expenditures of $41.0 million in 2011 primarily related to the build out of our metallurgical coal production. As part of a litigation settlement, we made a payment of $14.8 million, and ownership of the assets and liabilities from a 2005 sale reverted back to us. The assets include coal reserves in West Virginia and surface land in Illinois at closed mine sites. The liabilities include the reclamation obligations related to these assets.
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
Selenium Water Treatment Obligations
September 1, 2010 U.S. District Court Ruling
On September 1, 2010, the U.S. District Court found Apogee in contempt for failing to comply with the March 19, 2009 consent decree. Apogee was ordered to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits at these three outfalls by March 1, 2013. The estimated costs to meet our legal obligation resulting from the September 1, 2010 ruling for selenium water treatment at the three Apogee outfalls have changed from our original estimates. As such, we increased the portion of the liability related to Apogee by updating the fair value of the costs related to these three outfalls and recorded the $69.5 million difference between this updated value and our previously recorded liability directly to income, through asset retirement obligation expense in the third quarter of 2010. As of December 31, 2011, we have spent approximately $12.6 million on the Apogee FBR facility and the total expenditures are estimated to be approximately $55 million. We began construction on the Apogee FBR facility in the third quarter of 2011.
Additionally, the September 1, 2010 ruling required Hobet to submit a proposed schedule to develop a treatment plan for a Hobet Surface Mine No. 22 outfall by October 1, 2010 and to come into compliance with applicable discharge limits under the permit by May 1, 2013. We submitted the required schedule, which included conducting additional pilot projects related to certain technological alternatives. A treatment technology to be utilized at this Hobet Surface Mine No. 22 outfall was filed with the U.S. District Court in June 2011 in accordance with the submitted schedule. In June 2011, we selected FBR technology for this outfall because we could utilize the knowledge gained building the Apogee FBR facility and additional research was needed to resolve certain detailed design considerations for ZVI and Ion Exchange

(IX). In June 2011, we recorded an adjustment of $60.6 million to the selenium water treatment liability primarily related to the estimated installation and operating costs of an FBR water treatment facility at this outfall. In December 2011, the U.S. District Court agreed to a change to the selenium water treatment technology from FBR to ABMet technology at this outfall.
In December 2011, the Special Master appointed by the U.S. District Court to oversee the Hobet Surface Mine No. 22 project approved Hobet's request to substitute ABMet selenium treatment technology for the FBR technology at this outfall. The U.S. District Court subsequently confirmed this substitution. We continue to design and seek permits for the Hobet ABMet facility and anticipate beginning construction on the facility in the first half of 2012. The estimated total costs for installing the ABMet water treatment facility is approximately $25 million, which is significantly less than the estimated $40 million to build the Hobet FBR facility.
In December 2011, we adjusted the portion of the selenium water treatment liability related to Hobet Surface Mine No. 22 by $25.6 million for the decrease in the fair value of the estimated costs related to this outfall due to the change in the technology. Prior to the technology change, we spent $3.0 million related to the final engineering specifications for the Hobet FBR facility.
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
Contractual Obligations

	Payments Due by Year as of December 31, 2011
	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt obligations (principal and cash interest)	$28,825	$247,900	$44,650	$282,638
Operating lease obligations	57,213	85,194	24,175	763
Coal reserve lease and royalty obligations	34,547	73,217	44,916	94,073
Other long-term liabilities(1)	223,945	366,289	361,848	1,304,791
Total contractual cash obligations	$344,530	$772,600	$475,589	$1,682,265
 (1) Represents long-term liabilities relating to our postretirement benefit plans, work-related injuries and illnesses and mine reclamation, selenium water treatment and end-of-mine closure costs.
As of December 31, 2011, we had $163.3 million of purchase obligations for capital expenditures and $9.5 million related to our Apogee FBR and Hobet ABMet water treatment facilities. Of these amounts, we have equipment totaling $115.2 million scheduled for delivery in 2012, with the remainder in subsequent years. We typically finance a significant portion of equipment through leasing arrangements. Total capital expenditures for 2012 are expected to range from $110 million to $130 million.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2011, in connection with our Original Filing. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the Exchange Act) was recorded, processed, summarized and reported within the requisite time periods.
Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and the filing of this Amendment, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that there was a material weakness in the internal control over financial reporting related to the accounting treatment for our Apogee FBR and Hobet ABMet water treatment facilities, and our Chief Executive Officer and Chief Financial Officer have subsequently concluded that our internal control over financial reporting was not effective as of December 31, 2011 with respect to the accounting treatment for the Apogee FBR and Hobet ABMet water treatment facilities. Notwithstanding the material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with the accounting treatment for the Apogee FBR and Hobet ABMet water treatment facilities discussed above was subsequently identified and resulted in remediation activities subsequent to December 31, 2011.

Remediation of A Material Weakness in Internal Control Over Financial Reporting

The accounting treatment for the costs of installing the Apogee FBR and Hobet ABMet water treatment facilities involves significant operational and accounting complexities. The Apogee FBR and Hobet ABMet water treatment facilities have an anticipated 30 year useful life and their primary use will be for treatment of selenium exceedances in water discharges resulting from past mining under legacy permit standards. FBR technology had not been used to remove selenium or any other minerals discharged at coal mining operations prior to our pilot project performed in 2010. The FBR water treatment facility required by the September 1, 2010 ruling will be the first facility constructed for selenium removal on a commercial scale and neither FBR nor ABMet technology has been proven effective on a full-scale commercial basis at coal mining operations.

In remediating the material weakness that resulted in this restatement, we have added additional review procedures with the intent of widening the internal and external consultations with engineering and accounting experts in the areas that involve this breadth of complexity. In the future, such review procedures will include these increased consultations. As of the date hereof, management believes that as a result of implementation of these additional review procedures over the accounting treatment for these two water treatment facilities and the related environmental obligations, the material weakness in internal control over financial reporting has been remediated and that as May 8, 2012, our internal controls over financial reporting are effective.

We are committed to a strong internal control environment and will continue to review the effectiveness of Patriot's internal controls over financial reporting and other disclosure controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures.

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our management initially concluded that, as of December 31, 2011, our internal control over financial reporting was effective. However, as a result of the identification of the specific issue that caused the restatements described in the Explanatory Note and Note 30 in the Notes to the Consolidated Financial Statements, management subsequently determined that there was a material weakness in the internal control over financial reporting related to the accounting treatment for our Apogee FBR and Hobet ABMet water treatment facilities, and our Management has subsequently concluded that our internal control over financial reporting was not effective as of December 31, 2011.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result of the identification of an error related to the accounting treatment for our Apogee FBR and Hobet ABMet water treatment facilities, we restated our financial statements for the years ended December 31, 2011 and 2010. The resulting restatements are more fully described in Note 30 in the Notes to the Consolidated Financial Statements included in this Form 10-K/A.
As a result of this amended report of Management on Internal Control over Financial Reporting, Ernst & Young LLP, our independent registered public accounting firm, which also audited our Consolidated Financial Statements included in this Form 10-K/A, has issued an updated attestation report on our internal control over financial reporting, which is provided below.

/s/ RICHARD M. WHITING
Richard M. Whiting
Chief Executive Officer
May 8, 2012

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, our management initially concluded that, as of December 31, 2011, our internal control over financial reporting was effective. However, as a result of the identification of the specific issue that caused the restatements described in the Explanatory Note and Note 30 in the Notes to the Consolidated Financial Statements, management subsequently determined that there was a material weakness in the internal control over financial reporting related to the accounting treatment for our Apogee FBR and Hobet ABMet water treatment facilities, and our Management has subsequently concluded that our internal control over financial reporting was not effective as of December 31, 2011.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result of the identification of an error related to the accounting treatment for our Apogee FBR and Hobet ABMet water treatment facilities, we restated our financial statements for the years ended December 31, 2011 and 2010. The resulting restatements are more fully described in Note 30 in the Notes to the Consolidated Financial Statements included in this Form 10-K/A.
As a result of this amended report of Management on Internal Control over Financial Reporting, Ernst & Young LLP, our independent registered public accounting firm, which also audited our Consolidated Financial Statements included in this Form 10-K/A, has issued an updated attestation report on our internal control over financial reporting, which is provided below.

/s/ MARK N. SCHROEDER
Mark N. Schroeder
Chief Financial Officer
May 8, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Patriot Coal Corporation
We have audited Patriot Coal Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patriot Coal Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
 A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our report dated February 22, 2012, we express an unqualified opinion that Patriot Coal Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for the costs to install the Apogee fluidized bed reactor (FBR) and Hobet ABMet water treatment facilities existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2011. As a result, management revised its assessment, as presented in Item 9A “Management's Report on Internal Control over Financial Reporting”, to conclude that Patriot Coal Corporation's internal control over financial reporting was not effective as of December 31, 2011. Accordingly, our opinion on the effectiveness of Patriot Coal Corporation's internal control over financial reporting as of December 31, 2011, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the accounting for the costs to install the Apogee FBR and Hobet ABMet water treatment facilities. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patriot Coal Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2011, and this report does not affect our report dated February 22, 2012, except for Note 30, as to which the date is May 8, 2012, which expressed an unqualified opinion on those financial statements (as restated).

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Patriot Coal Corporation has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
/s/ Ernst & Young LLP
St. Louis, Missouri
February 22, 2012, except for the effects of the material weakness described in the fifth and sixth paragraphs, as to which the date is May 8, 2012

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

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents Filed as Part of the Report
(1)    Financial Statements.
The following consolidated financial statements of Patriot Coal Corporation are included herein on the pages indicated:

(2)	Financial Statement Schedule.
The following financial statement schedule of Patriot Coal Corporation is at the page indicated:

Page
Valuation and Qualifying Accounts	F-62
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
Date: May 8, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD M. WHITING	President, Chief Executive Officer and Director (principal executive officer)	May 8, 2012
Richard M. Whiting

/s/ MARK N. SCHROEDER	Senior Vice President and Chief Financial Officer (principal financial officer)	May 8, 2012
Mark N. Schroeder

/s/ CHRISTOPHER K. KNIBB	Vice President - Controller and Chief Accounting Officer (principal accounting officer)	May 8, 2012
Christopher K. Knibb

/s/ IRL F. ENGELHARDT	Chairman of the Board and Director	May 8, 2012
Irl F. Engelhardt

/s/ J. JOE ADORJAN	Director	May 8, 2012
J. Joe Adorjan

/s/ B. R. BROWN	Director	May 8, 2012
B. R. Brown

/s/ MICHAEL P. JOHNSON	Director	May 8, 2012
Michael P. Johnson

/s/ JANIECE M. LONGORIA	Director	May 8, 2012
Janiece M. Longoria

/s/ JOHN E. LUSHEFSKI	Director	May 8, 2012
John E. Lushefski

/s/ MICHAEL M. SCHARF	Director	May 8, 2012
Michael M. Scharf

/s/ ROBERT O. VIETS	Director	May 8, 2012
Robert O. Viets

Exhibit No.	Description of Exhibit

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

10.60
Amendment to Employment Agreement between Patriot Coal Corporation and Bennett K. Hatfield. (Incorporated by reference to Exhibit 10.60 of the Registrant's Annual Report on Form 10-K, filed on February 23, 2012.)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K, filed on February 23, 2012.)

23.1*	Consent of Independent Registered Accounting Firm

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

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation's Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation's Chief Financial Officer.

95.1	Mine Safety Disclosure Exhibit (Incorporated by reference to Exhibit 95.1 of the Registrant's Annual Report on Form 10-K, filed on February 23, 2012.)

99.1	Patriot Coal Corporation Rights Adjustment Certificate dated July 28, 2008. (Incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K, filed on July 28, 2008).

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

We have audited the accompanying consolidated balance sheets of Patriot Coal Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 30 to the consolidated financial statements, the accompanying financial statements have been restated for the correction of an error in the accounting for the costs to install the Apogee fluidized bed reactor and Hobet ABMet water treatment facilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Patriot Coal Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2012, except for the effects of the material weakness described in the fifth and sixth paragraphs of that report, as to which the date is May 8, 2012, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
St. Louis, Missouri
February 22, 2012, except for Note 30, as to which the date is May 8, 2012

PATRIOT COAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	Restated (1)	Restated (1)
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$2,378,260	$2,017,464	$1,995,667
Other revenues	24,246	17,647	49,616
Total revenues	2,402,506	2,035,111	2,045,283
Costs and expenses
Operating costs and expenses	2,213,124	1,900,704	1,893,419
Depreciation, depletion and amortization	186,348	188,074	205,339
Asset retirement obligation expense	105,232	112,697	35,116
Sales contract accretion	(55,020)	(121,475)	(298,572)
Restructuring and impairment charge	13,657	15,174	20,157
Selling and administrative expenses	52,907	50,248	48,732
Net gain on disposal or exchange of assets	(35,557)	(48,226)	(7,215)
Income from equity affiliates	(4,709)	(9,476)	(398)
Operating profit (loss)	(73,476)	(52,609)	148,705
Interest expense and other	65,533	57,419	38,108
Interest income	(246)	(12,831)	(16,646)
Income (loss) before income taxes	(138,763)	(97,197)	127,243
Income tax provision	372	492	—
Net income (loss)	$(139,135)	$(97,689)	$127,243

Weighted average shares outstanding:
Basic	91,321,931	90,907,264	84,660,998
Effect of dilutive securities	—	—	763,504
Diluted	91,321,931	90,907,264	85,424,502

Earnings (loss) per share:
Basic	$(1.52)	$(1.07)	$1.50
Diluted	$(1.52)	$(1.07)	$1.49

(1) See Note 30, Restatement of Consolidated Financial Statements, in the Notes to Consolidated Financial Statements.

See accompanying notes to the consolidated financial statements.
PATRIOT COAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	Restated(1)	Restated(1)
	(Dollars in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$194,162	$193,067
Accounts receivable and other, net of allowance for doubtful accounts of $138 and $141 as of December 31, 2011 and 2010, respectively	177,695	207,365
Inventories	98,366	97,973
Prepaid expenses and other current assets	28,191	28,648
Total current assets	498,414	527,053
Property, plant, equipment and mine development
Land and coal interests	2,935,796	2,870,182
Buildings and improvements	504,275	439,326
Machinery and equipment	735,207	678,371
Less accumulated depreciation, depletion and amortization	(973,157)	(828,402)
Property, plant, equipment and mine development, net	3,202,121	3,159,477
Notes receivable	—	69,540
Investments and other assets	63,203	52,908
Total assets	$3,763,738	$3,808,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$513,123	$419,606
Below market sales contracts acquired	44,787	70,917
Current portion of debt	1,182	3,329
Total current liabilities	559,092	493,852
Long-term debt, less current maturities	441,064	451,529
Asset retirement obligations	424,974	388,074
Workers’ compensation obligations	231,585	220,757
Postretirement benefit obligations	1,387,317	1,269,168
Obligation to industry fund	35,429	38,978
Below market sales contracts acquired, noncurrent	46,217	92,253
Other noncurrent liabilities	45,218	60,949
Total liabilities	3,170,896	3,015,560
Stockholders’ equity
Common stock ($0.01 par value; 300,000,000 shares authorized; 91,885,338 and 90,944,595 shares issued and outstanding at December 31, 2011 and 2010, respectively)	919	909
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010)	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010)	—	—
Additional paid-in capital	977,169	961,285
Retained earnings (deficit)	(216)	138,919
Accumulated other comprehensive loss	(385,030)	(307,695)
Total stockholders’ equity	592,842	793,418
Total liabilities and stockholders’ equity	$3,763,738	$3,808,978

(1) See Note 30, Restatement of Consolidated Financial Statements, in the Notes to Consolidated Financial Statements.
See accompanying notes to the consolidated financial statements.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PATRIOT COAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	Restated(1)	Restated(1)
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$(139,135)	$(97,689)	$127,243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	186,348	188,074	205,339
Amortization of deferred financing costs	7,356	6,412	3,700
Amortization of debt discount	9,543	8,710	7,864
Sales contract accretion	(55,020)	(121,475)	(298,572)
Impairment charge	13,093	2,823	12,949
Loss on early repayment of note receivable	5,868	—	—
Net gain on disposal or exchange of assets	(35,557)	(48,226)	(7,215)
Income from equity affiliates	(4,709)	(9,476)	(398)
Distributions from equity affiliates	3,219	5,095	1,000
Stock-based compensation expense	13,779	11,657	13,852
Changes in current assets and liabilities:
Accounts receivable	(22,336)	(59)	(3,565)
Inventories	(393)	(16,785)	(6,530)
Other current assets	(1,161)	(15,172)	903
Accounts payable and accrued expenses	36,804	(13,936)	(38,867)
Interest on notes receivable	—	(12,652)	(14,030)
Asset retirement obligations	52,293	77,002	14,988
Workers’ compensation obligations	8,580	12,343	4,470
Accrued postretirement benefit costs	58,871	50,944	26,248
Obligation to industry fund	(3,278)	(2,769)	(3,019)
Federal black lung collateralization	(14,990)	—	—
Other, net	(6,186)	10,432	(6,749)
Net cash provided by operating activities	112,989	35,253	39,611
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(162,965)	(121,931)	(78,263)
Proceeds from notes receivable	115,679	33,100	11,000
Additions to advance mining royalties	(26,030)	(21,510)	(16,997)
Net cash paid in litigation settlement and asset acquisition	(14,787)	—	—
Proceeds from disposal or exchange of assets	6,928	1,766	5,513
Other	—	(300)	1,154
Net cash used in investing activities	(81,175)	(108,875)	(77,593)
Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	—	248,198	—
Proceeds from coal reserve financing transaction	—	17,700	—
Deferred financing costs	(1,832)	(20,740)	—
Long-term debt payments	(31,002)	(8,042)	(5,905)
Proceeds from equity offering, net of costs	—	—	89,077
Short-term debt payments	—	—	(23,000)
Proceeds from employee stock programs	2,115	2,475	2,036
Net cash provided by (used in) financing activities	(30,719)	239,591	62,208
Net increase in cash and cash equivalents	1,095	165,969	24,226
Cash and cash equivalents at beginning of period	193,067	27,098	2,872
Cash and cash equivalents at end of period	$194,162	$193,067	$27,098

(1) See Note 30, Restatement of Consolidated Financial Statements, in the Notes to Consolidated Financial Statements.
See accompanying notes to the consolidated financial statements.
PATRIOT COAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	(Dollars in thousands)
December 31, 2008	$774	$842,323	$109,365	$(112,281)	$840,181
Net income	—	—	127,243	—	127,243
Postretirement plans and workers’ compensation obligations (net of taxes of $0)	—	—	—	(147,625)	(147,625)
Changes in diesel fuel hedge	—	—	—	10,730	10,730
Total comprehensive loss					(9,652)
Issuance of 12,000,000 shares of common stock from equity offering	120	88,957	—	—	89,077
Stock-based compensation	—	13,852	—	—	13,852
Employee stock purchases	3	2,033	—	—	2,036
Stock grants to employees	6	(6)	—	—	—
December 31, 2009	903	947,159	236,608	(249,176)	935,494
Net loss (restated) (1)	—	—	(97,689)	—	(97,689)
Postretirement plans and workers’ compensation obligations (net of taxes of $0)	—	—	—	(59,352)	(59,352)
Changes in diesel fuel hedge	—	—	—	833	833
Total comprehensive loss (restated) (1)					(156,208)
Stock-based compensation	—	11,657	—	—	11,657
Employee stock purchases	3	2,472	—	—	2,475
Stock grants to employees	3	(3)	—	—	—
December 31, 2010 (restated) (1)	909	961,285	138,919	(307,695)	793,418
Net loss (restated)(1)	—	—	(139,135)	—	(139,135)
Postretirement plans and workers’ compensation obligations (net of taxes of $0)	—	—	—	(75,651)	(75,651)
Changes in diesel fuel hedge	—	—	—	(1,684)	(1,684)
Total comprehensive loss (restated)(1)					(216,470)
Stock-based compensation	—	13,779	—	—	13,779
Employee stock purchases	2	2,113	—	—	2,115
Stock grants to employees	8	(8)	—	—	—
December 31, 2011 (restated)(1)	$919	$977,169	$(216)	$(385,030)	$592,842

(1) See Note 30, Restatement of Consolidated Financial Statements, in the Notes to Consolidated Financial Statements.

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

(4)Selenium Water Treatment Obligation Adjustment (Restated)
During the year ended December 31, 2011, asset retirement obligation expense included a $38.3 million charge due to changes in our selenium water treatment technology selection for one of our outfalls and $9.9 million in relation to a comprehensive consent decree. The terms of the comprehensive consent decree were substantially agreed to in December 2011 and finalized in January 2012. In the third quarter of 2010, additional asset retirement obligation expense of $69.5 million was recorded due to adjusting our estimated costs of water treatment at three outfalls resulting from the requirements of the September 1, 2010 court ruling. See Note 23 for the background on these proceedings and the additional impact of these orders on two of our subsidiaries.

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

(13)Accounts Payable and Accrued Expenses (Restated)
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2011	2010
	(Dollars in thousands)
Accounts payable	$206,873	$159,860
Accrued healthcare, including postretirement	85,506	67,867
Accrued taxes other than income	27,000	32,805
Accrued payroll and related benefits	43,097	46,854
Workers’ compensation obligations	26,707	25,529
Asset retirement obligations	63,067	30,008
Accrued interest payable	7,401	10,157
Other accrued benefits	8,936	9,813
Accrued royalties	9,394	8,201
Accrued lease payments	11,398	5,434
Other accrued expenses	23,744	23,078
Total accounts payable and accrued expenses	$513,123	$419,606

(14)	Income Taxes (Restated)
Net income (loss) before income taxes was a loss of $138.8 million, a loss of $97.2 million and income of $127.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, and consisted entirely of domestic results.
For the years ended December 31, 2011 and 2010, we had an income tax provision for state and local income taxes of $0.4 million and $0.5 million, respectively, and no provision for federal income taxes. For the year ended December 31, 2009, there were no income tax provisions for federal, state or local income taxes.
The income tax rate differed from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Federal statutory rate	$(48,567)	$(34,019)	$44,535
Depletion	(25,825)	(23,893)	(22,588)
State income taxes, net of U.S. federal tax benefit	(9,936)	(8,374)	3,520
Changes in valuation allowance	79,967	62,640	(27,225)
Changes in tax reserves	1,476	1,382	1,307
Other, net	3,257	2,756	451
Total	$372	$492	$—
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following:

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Postretirement benefit obligations	$427,781	$393,197
Tax credits and loss carryforwards	304,178	297,354
Workers’ compensation obligations	106,819	103,180
Asset retirement obligations	186,994	155,294
Obligation to industry fund	15,891	15,235
Sales contract liabilities	36,400	66,084
Other	49,414	52,717
Total gross deferred tax assets	1,127,477	1,083,061
Deferred tax liabilities:
Property, plant, equipment and mine development, leased coal interests and advance royalties, principally due to differences in depreciation, depletion and asset writedowns	865,264	901,828
Long-term debt	5,710	9,409
Other	774	—
Total gross deferred tax liabilities	871,748	911,237
Valuation allowance	255,729	171,824
Net deferred tax liability	$—	$—
Deferred taxes consisted of the following:
Current deferred income taxes	$—	$—
Noncurrent deferred income taxes	—	—
Net deferred tax liability	$—	$—
Our deferred tax assets include net operating loss (NOL) carryforwards, alternative minimum tax (AMT) credits, and general business credits of $304.2 million and $297.4 million as of December 31, 2011 and 2010, respectively. The NOL carryforwards and AMT credits include amounts apportioned to us in accordance with the Internal Revenue Code and Treasury Regulations at the time of our spin-off from Peabody on October 31, 2007, Magnum NOL carryforwards from periods prior to the acquisition on July 23, 2008, and taxable losses from our operations since the spin-off from Peabody. The NOL carryforwards begin to expire in 2019, the general business credits begin to expire in 2027 and the AMT credits have no expiration date.
Overall, our net deferred tax assets are offset by a valuation allowance of $255.7 million and $171.8 million as of December 31, 2011 and 2010, respectively. The valuation allowance increased by $83.9 million for the year ended December 31, 2011, primarily as a result of net future deductible temporary differences increasing by $77.1 million and an increase in NOL carryforwards of $6.8 million. We evaluated and assessed the expected near-term utilization of net operating loss carryforwards, book and taxable income trends, available tax strategies and the overall deferred tax position to determine the valuation allowance required as of December 31, 2011 and 2010.
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

	December 31,
	2011	2010
	(Dollars in thousands)
Fair value of current fuel contracts (Prepaid expenses and other current assets)	$251	$1,868
Fair value of noncurrent fuel contracts (Investments and other assets)	112	—
Fair value of current fuel contracts (Accounts payable and accrued expenses)	168	—
Fair value of noncurrent fuel contracts (Other noncurrent liabilities)	11	—

(17)Asset Retirement Obligations (Restated)
Reconciliations of our liability for asset retirement obligations were as follows:

	December 31, 2011
	Reclamation Obligations	Selenium Water Treatment Obligations	Total
	(Dollars in thousands)
Balance at beginning of year	$254,140	$163,942	$418,082
Liabilities incurred	23,817	—	23,817
Liabilities settled or disposed	(13,786)	(22,138)	(35,924)
Accretion expense	25,006	18,126	43,132
Revisions to estimate	2,873	36,061	38,934
Balance at end of year	292,050	195,991	488,041
Less current portion (included in Accrued expenses)	—	(63,067)	(63,067)
Asset retirement obligations	$292,050	$132,924	$424,974

	December 31, 2010
	Reclamation Obligations	Selenium Water Treatment Obligations	Total
	(Dollars in thousands)
Balance at beginning of year	$244,518	$88,602	$333,120
Liabilities incurred	3,624	—	3,624
Liabilities settled or disposed	(18,309)	(7,055)	(25,364)
Accretion expense	24,522	12,868	37,390
Revisions to estimate	(215)	69,527	69,312
Balance at end of year	254,140	163,942	418,082
Less current portion (included in Accrued expenses)	—	(30,008)	(30,008)
Asset retirement obligations	$254,140	$133,934	$388,074
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

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(23)Commitments and Contingencies (Restated)
Commitments
As of December 31, 2011, purchase commitments for equipment totaled $163.3 million primarily related to our build out of metallurgical coal production and $9.5 million related to our Apogee FBR and Hobet ABMet water treatment facilities. Of these amounts, we have equipment totaling $115.2 million scheduled for delivery in 2012, with the remainder in subsequent years. We typically finance a significant portion of equipment through leasing arrangements.
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
Other WVDEP Actions
On April 23, 2010, WVDEP filed a lawsuit against Catenary Coal Company, LLC (Catenary), one of our subsidiaries, in the Boone County Circuit Court. We refer to this case as the Catenary WVDEP Action. This lawsuit alleged that Catenary had discharged selenium from its surface mining operations in violation of certain of its NPDES and surface mining permits. On June 11, 2010, WVDEP filed a lawsuit against Apogee in the Logan County Circuit Court, alleging discharge of pollutants, including selenium, in violation of certain of its NPDES and SMCRA permits. We refer to this case as the Apogee WVDEP Action. The permits contained in the Catenary WVDEP Action and the Apogee WVDEP Action are also involved in the February 2011 Litigation discussed below. WVDEP is seeking fines and penalties as well as injunctions prohibiting Catenary and Apogee from discharging pollutants, including selenium, in violation of laws and NPDES permits. A July 2012 trial date has been set for the Apogee WVDEP Action. The Catenary WVDEP Action has not been set for hearing. We are unable to predict the likelihood of success of the plaintiffs' claims. Although we intend to defend ourselves vigorously against these allegations, we may consider alternative resolutions to these matters if they would be in the best interest of the Company.
September 1, 2010 U.S. District Court Ruling
On September 1, 2010, the U.S. District Court found Apogee in contempt for failing to comply with the March 19, 2009 consent decree entered in the Federal Apogee Case. Apogee was ordered to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits at these three outfalls by March 1, 2013. In September 2010, we increased the portion of the selenium water treatment liability related to Apogee by $69.5 million ($48.8 million related to installation costs and $20.7 million related to operating costs) for the change in the fair value of the estimated costs related to these three outfalls. This charge is reflected in “Asset retirement obligation expense” in the consolidated statement of operations. As of December 31, 2011, we have spent approximately $12.6 million on the construction of the Apogee FBR facility and the total expenditures are estimated to be approximately $55 million. We began construction on the Apogee FBR facility in the third quarter of 2011.

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, the U.S. District Court ordered Hobet to submit a proposed schedule to develop a treatment plan for a Hobet Surface Mine No. 22 outfall by October 1, 2010 and to come into compliance with applicable discharge limits under the permit by May 1, 2013. We submitted the required schedule, which included conducting additional pilot projects related to certain technological alternatives. A treatment technology to be utilized at this Hobet Surface Mine No. 22 outfall was filed with the U.S. District Court in June 2011 in accordance with the submitted schedule. In June 2011, we recorded an adjustment of $60.6 million ($36.6 million related to installation costs and $24.0 million related to operating costs) to the selenium water treatment liability primarily related to fair value of the estimated costs of an FBR water treatment facility at this outfall. This charge is reflected in “Asset retirement obligation expense” in the consolidated statement of operations.
In December 2011, the Special Master appointed by the U.S. District Court to oversee the Hobet Surface Mine No. 22 project approved Hobet's request to substitute ABMet selenium treatment technology for the FBR technology at this outfall. The U.S. District Court subsequently confirmed this substitution. We continue to design and seek permits for the Hobet ABMet facility and anticipate beginning construction on the facility in the first half of 2012. The estimated total cost for installing the ABMet water treatment facility is approximately $25 million, which is significantly less than the estimated $40 million to build the Hobet FBR facility.
In December 2011, we adjusted the portion of the selenium water treatment liability related to Hobet Surface Mine No. 22 by $25.6 million ($15.3 million related to installation costs and $10.3 million related to operating costs) for the decrease in the fair value of the estimated costs related to this outfall due to the change in the technology approved by the Special Master. Prior to the technology change, we spent approximately $3.0 million related to the final engineering specifications for the Hobet FBR facility.
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

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Selenium Water Treatment Liability
We estimated the costs to treat our selenium discharges in excess of allowable limits at a fair value of $85.2 million at the Magnum acquisition date. This liability was recorded in the purchase accounting for the Magnum acquisition and included the estimated costs of installing Zero Valent Iron (ZVI) water treatment technology, which was the most successful methodology at the time based on our testing results. At the time we recorded this liability, it reflected the estimated total costs of the planned ZVI water treatment installations to be implemented and maintained in consideration of the requirements of our mining permits, court orders, and consent decrees. This estimate was prepared considering the dynamics of legislation, capabilities of available technology and our planned water treatment strategy. Based on this planned ZVI water treatment strategy, our expected annual operating costs are approximately $7.3 million each year over the next five years.
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
As of December 31, 2011, we have a $196.0 million liability recorded for the treatment of selenium discharges related to the 78 outfalls acquired in the Magnum acquisition. The current portion of the estimated liability is $63.1 million and is included in “Accounts payable and accrued expenses” and the long-term portion is recorded in “Asset retirement obligations” on our consolidated balance sheets. This total liability is inclusive of the adjustments that were recorded in connection with the September 1, 2010 U.S. District Court Ruling described above.
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

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

(24)Segment Information (Restated)
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
Operating segment results for the year ended December 31, 2011 were as follows:

	Appalachia	Illinois Basin	Corporate and Other	Consolidated
	(Dollars in thousands)
Revenues	$2,090,885	$311,621	$—	$2,402,506
Adjusted EBITDA	386,340	(12,140)	(197,459)	176,741
Additions to property, plant, equipment and mine development	146,272	15,929	764	162,965
Income from equity affiliates	4,709	—	—	4,709
Operating segment results for the year ended December 31, 2010 were as follows:

	Appalachia	Illinois Basin	Corporate and Other	Consolidated
	(Dollars in thousands)
Revenues	$1,759,077	$276,034	$—	$2,035,111
Adjusted EBITDA	316,324	1,295	(175,758)	141,861
Additions to property, plant, equipment and mine development	96,844	23,379	1,708	121,931
Income from equity affiliates	9,476	—	—	9,476
Operating segment results for the year ended December 31, 2009 were as follows:

	Appalachia	Illinois Basin	Corporate and Other	Consolidated
	(Dollars in thousands)
Revenues	$1,776,204	$269,079	$—	$2,045,283
Adjusted EBITDA	294,373	8,550	(192,178)	110,745
Additions to property, plant, equipment and mine development	69,931	7,437	895	78,263
Loss from equity affiliates	398	—	—	398
 A reconciliation of Adjusted EBITDA to net income (loss) follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Adjusted EBITDA	$176,741	$141,861	$110,745
Depreciation, depletion and amortization	(186,348)	(188,074)	(205,339)
Asset retirement obligation expense	(105,232)	(112,697)	(35,116)
Sales contract accretion	55,020	121,475	298,572
Restructuring and impairment charge	(13,657)	(15,174)	(20,157)
Interest expense	(65,533)	(57,419)	(38,108)
Interest income	246	12,831	16,646
Income tax provision	(372)	(492)	—
Net income (loss)	$(139,135)	$(97,689)	$127,243

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

(27)Summary Quarterly Financial Information (Unaudited) (Restated)
A summary of the unaudited quarterly results of operations and selected balance sheet data as of and for the years ended December 31, 2011 and 2010 is presented below. This Report on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2011 (Original Filing). The tables below present unaudited financial information first as restated in this filing (Restated) and then as it was reported in our Original Filing (As Reported).  See Note 30 for additional details related to the restatement.
Patriot common stock is listed on the New York Stock Exchange under the symbol PCX.

	Year Ended December 31, 2011 (Restated)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share and stock price data)
Revenues	$577,024	$632,160	$589,395	$603,927
Asset retirement obligation expense	15,067	72,356	13,299	4,510
Operating profit (loss)	7,300	(32,847)	(34,302)	(13,627)
Net loss	(15,909)	(49,596)	(50,452)	(23,178)
Basic loss per share	$(0.17)	$(0.54)	$(0.55)	$(0.25)
Diluted loss per share	$(0.17)	$(0.54)	$(0.55)	$(0.25)
Weighted average shares used in calculating basic earnings per share	91,284,321	91,284,418	91,329,096	91,388,664
Stock price - high and low prices	$29.20-$19.68	$27.56-$18.61	$24.99-$8.45	$13.43-$6.92

Balance Sheet Data (at period end):
Property, plant, equipment and mine development, net	$3,146,141	$3,175,020	$3,179,536	$3,202,121
Total assets	3,792,768	3,841,261	3,806,456	3,763,738
Current liabilities	487,883	532,725	570,623	559,092
Asset retirement obligations	388,753	439,111	430,181	424,974
Total liabilities	2,999,004	3,083,753	3,088,680	3,170,896
Total stockholders' equity	793,764	757,508	717,776	592,842

	Year Ended December 31, 2011 (As Reported)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share and stock price data)
Revenues	$577,024	$632,160	$589,395	$603,927
Asset retirement obligation expense	14,454	35,115	12,364	19,653
Operating profit (loss)	7,913	4,394	(33,367)	(28,770)
Net loss	(15,296)	(12,355)	(49,517)	(38,321)
Basic loss per share	$(0.17)	$(0.14)	$(0.54)	$(0.42)
Diluted loss per share	$(0.17)	$(0.14)	$(0.54)	$(0.42)
Weighted average shares used in calculating basic earnings per share	91,284,321	91,284,418	91,329,096	91,388,664
Stock price - high and low prices	$29.20-$19.68	$27.56-$18.61	$24.99-$8.45	$13.43-$6.92

Balance Sheet Data (at period end):
Property, plant, equipment and mine development, net	$3,148,859	$3,179,381	$3,188,259	$3,214,927
Total assets	3,795,486	3,845,622	3,815,179	3,776,544
Current liabilities	471,872	485,362	511,338	505,663
Asset retirement obligations	357,206	403,318	409,736	417,900
Total liabilities	2,951,446	3,000,597	3,008,950	3,110,393
Total stockholders' equity	844,040	845,025	806,229	666,151

	Year Ended December 31, 2010 (Restated)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share and stock price data)
Revenues	$467,257	$538,992	$500,683	$528,179
Asset retirement obligation expense	10,846	11,004	80,331	10,516
Operating profit (loss)	10,086	(1,863)	(81,139)	20,307
Net loss	4,261	(13,574)	(95,033)	6,657
Basic loss per share	$0.05	$(0.15)	$(1.04)	$0.07
Diluted loss per share	$0.05	$(0.15)	$(1.04)	$0.07
Weighted average shares used in calculating basic earnings per share	90,835,561	90,863,950	90,968,377	90,959,138
Stock price - high and low prices	$22.37-$13.87	$24.25-$11.68	$14.03-$9.76	$19.94-$11.52

Balance Sheet Data (at period end):
Property, plant, equipment and mine development, net			$3,161,514	$3,159,477
Total assets			3,829,023	3,808,978
Current liabilities			534,411	493,852
Asset retirement obligations			385,789	388,074
Total liabilities			2,970,258	3,015,560
Total stockholders' equity			858,765	793,418
Selected balance sheet data for the first and second quarters of 2010 is not presented above because these periods were not affected by the restatement. The quarterly financial information for the affected periods in 2010 is presented below as reported.

	Year Ended December 31, 2010 (As Reported)
	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share and stock price data)
Revenues	$500,683	$528,179
Asset retirement obligation expense	31,291	9,893
Operating profit (loss)	(32,099)	20,930
Net income (loss)	(45,993)	7,280
Basic earnings (loss) per share	$(0.51)	$0.08
Diluted earnings (loss) per share	$(0.51)	$0.08
Weighted average shares used in calculating basic earnings per share	90,968,377	90,959,138
Stock price - high and low prices	$14.03-$9.76	$19.94-$11.52
Balance Sheet Data (at period end):
Property, plant, equipment and mine development, net	$3,161,514	$3,160,535
Total assets	3,829,023	3,810,036
Current liabilities	526,559	483,530
Asset retirement obligations	344,601	349,791
Total liabilities	2,921,218	2,966,955
Total stockholders' equity	907,805	843,081

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

(29)Supplemental Guarantor/Non-Guarantor Financial Information (Restated)
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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$2,378,260	$—	$—	$2,378,260
Other revenues	—	24,246	—	—	24,246
Total revenues	—	2,402,506	—	—	2,402,506
Costs and expenses
Operating costs and expenses	—	2,213,124	—	—	2,213,124
Depreciation, depletion and amortization	—	186,348	—	—	186,348
Asset retirement obligation expense	—	105,232	—	—	105,232
Sales contract accretion	—	(55,020)	—	—	(55,020)
Restructuring and impairment charge	—	13,657	—	—	13,657
Selling and administrative expenses	18,661	34,246	—	—	52,907
Net gain on disposal or exchange of assets	—	(35,557)	—	—	(35,557)
Income from equity affiliates	73,680	(4,709)	—	(73,680)	(4,709)
Operating profit (loss)	(92,341)	(54,815)	—	73,680	(73,476)
Interest expense and other	47,024	18,509	1,539	(1,539)	65,533
Interest income	(230)	(16)	(1,539)	1,539	(246)
Income (loss) before income taxes	(139,135)	(73,308)	—	73,680	(138,763)
Income tax provision	—	372	—	—	372
Net income (loss)	$(139,135)	$(73,680)	$—	$73,680	$(139,135)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$2,017,464	$—	$—	$2,017,464
Other revenues	—	17,647	—	—	17,647
Total revenues	—	2,035,111	—	—	2,035,111
Costs and expenses
Operating costs and expenses	122	1,900,582	—	—	1,900,704
Depreciation, depletion and amortization	1,761	186,313	—	—	188,074
Asset retirement obligation expense	—	112,697	—	—	112,697
Sales contract accretion	—	(121,475)	—	—	(121,475)
Restructuring and impairment charge	—	15,174	—	—	15,174
Selling and administrative expenses	50,222	26	—	—	50,248
Net gain on disposal or exchange of assets	—	(48,226)	—	—	(48,226)
Income from equity affiliates	(4,219)	(9,476)	—	4,219	(9,476)
Operating profit (loss)	(47,886)	(504)	—	(4,219)	(52,609)
Interest expense and other	49,885	7,534	1,041	(1,041)	57,419
Interest income	(82)	(12,749)	(1,041)	1,041	(12,831)
Income (loss) before income taxes	(97,689)	4,711	—	(4,219)	(97,197)
Income tax provision	—	492	—	—	492
Net income (loss)	$(97,689)	$4,219	$—	$(4,219)	$(97,689)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$1,995,667	$—	$1,995,667
Other revenues	—	49,616	—	49,616
Total revenues	—	2,045,283	—	2,045,283
Costs and expenses
Operating costs and expenses	254	1,893,165	—	1,893,419
Depreciation, depletion and amortization	2,316	203,023	—	205,339
Asset retirement obligation expense	—	35,116	—	35,116
Sales contract accretion	—	(298,572)	—	(298,572)
Restructuring and impairment charge	—	20,157	—	20,157
Selling and administrative expenses	47,334	1,398	—	48,732
Net gain on disposal or exchange of assets	—	(7,215)	—	(7,215)
Income from equity affiliates	(206,492)	(398)	206,492	(398)
Operating profit (loss)	156,588	198,609	(206,492)	148,705
Interest expense and other	29,415	8,693	—	38,108
Interest income	(70)	(16,576)	—	(16,646)
Income (loss) before income taxes	127,243	206,492	(206,492)	127,243
Income tax provision	—	—	—	—
Net income (loss)	$127,243	$206,492	$(206,492)	$127,243

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$193,882	$280	$—	$—	$194,162
Accounts receivable and other, net	313	177,382	171,101	(171,101)	177,695
Inventories	—	98,366	—	—	98,366
Prepaid expenses and other current assets	709	27,482	—	—	28,191
Total current assets	194,904	303,510	171,101	(171,101)	498,414
Property, plant, equipment and mine development
Land and coal interests	—	2,935,796	—	—	2,935,796
Buildings and improvements	—	504,275	—	—	504,275
Machinery and equipment	—	735,207	—	—	735,207
Less accumulated depreciation, depletion and amortization	—	(973,157)	—	—	(973,157)
Property, plant, equipment and mine development, net	—	3,202,121	—	—	3,202,121
Notes receivable	—	—	—	—	—
Investments, intercompany and other assets	1,226,309	(89,162)	—	(1,073,944)	63,203
Total assets	$1,421,213	$3,416,469	$171,101	$(1,245,045)	$3,763,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,993	$505,130	$171,101	$(171,101)	$513,123
Below market sales contracts acquired	—	44,787	—	—	44,787
Current portion of debt	—	1,182	—	—	1,182
Total current liabilities	7,993	551,099	171,101	(171,101)	559,092
Long-term debt, less current maturities	433,951	7,113	—	—	441,064
Asset retirement obligations	—	424,974	—	—	424,974
Workers’ compensation obligations	—	231,585	—	—	231,585
Postretirement benefit obligations	—	1,387,317	—	—	1,387,317
Obligation to industry fund	—	35,429	—	—	35,429
Below market sales contracts acquired, noncurrent	—	46,217	—	—	46,217
Other noncurrent liabilities	1,213	44,005	—	—	45,218
Total liabilities	443,157	2,727,739	171,101	(171,101)	3,170,896
Stockholders’ equity	978,056	688,730	—	(1,073,944)	592,842
Total liabilities and stockholders’ equity	$1,421,213	$3,416,469	$171,101	$(1,245,045)	$3,763,738
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$192,593	$474	$—	$—	$193,067
Accounts receivable and other, net	522	206,843	146,652	(146,652)	207,365
Inventories	—	97,973	—	—	97,973
Prepaid expenses and other current assets	2,603	26,045	—	—	28,648
Total current assets	195,718	331,335	146,652	(146,652)	527,053
Property, plant, equipment and mine development
Land and coal interests	—	2,870,182	—	—	2,870,182
Buildings and improvements	2,554	436,772	—	—	439,326
Machinery and equipment	16,147	662,224	—	—	678,371
Less accumulated depreciation, depletion and amortization	(13,806)	(814,596)	—	—	(828,402)
Property, plant, equipment and mine development, net	4,895	3,154,582	—	—	3,159,477
Notes receivable	—	69,540	—	—	69,540
Investments, intercompany and other assets	1,359,678	(159,146)	—	(1,147,624)	52,908
Total assets	$1,560,291	$3,396,311	$146,652	$(1,294,276)	$3,808,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$26,752	$392,854	$146,652	$(146,652)	$419,606
Below market sales contracts acquired	—	70,917	—	—	70,917
Current portion of debt	—	3,329	—	—	3,329
Total current liabilities	26,752	467,100	146,652	(146,652)	493,852
Long-term debt, less current maturities	424,408	27,121	—	—	451,529
Asset retirement obligations	—	388,074	—	—	388,074
Workers’ compensation obligations	—	220,757	—	—	220,757
Postretirement benefit obligations	3,721	1,265,447	—	—	1,269,168
Obligation to industry fund	—	38,978	—	—	38,978
Below market sales contracts acquired, noncurrent	—	92,253	—	—	92,253
Other noncurrent liabilities	2,022	58,927	—	—	60,949
Total liabilities	456,903	2,558,657	146,652	(146,652)	3,015,560
Stockholders’ equity	1,103,388	837,654	—	(1,147,624)	793,418
Total liabilities and stockholders’ equity	$1,560,291	$3,396,311	$146,652	$(1,294,276)	$3,808,978

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(51,137)	$164,126	$—	$—	$112,989
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(162,965)	—	—	(162,965)
Proceeds from notes receivable	—	115,679	—	—	115,679
Additions to advance mining royalties	—	(26,030)	—	—	(26,030)
Proceeds from disposal or exchange of assets	—	6,928	—	—	6,928
Net cash paid in litigation settlement and asset acquisition	—	(14,787)	—	—	(14,787)
Net cash used in investing activities	—	(81,175)	—	—	(81,175)
Cash Flows From Financing Activities
Deferred financing costs	(1,832)	—	—	—	(1,832)
Long-term debt payments	—	(31,002)	—	—	(31,002)
Proceeds from employee stock programs	2,115	—	—	—	2,115
Intercompany transactions	52,143	(52,143)	—	—	—
Net cash provided by (used in) financing activities	52,426	(83,145)	—	—	(30,719)
Net increase (decrease) in cash and cash equivalents	1,289	(194)	—	—	1,095
Cash and cash equivalents at beginning of period	192,593	474	—	—	193,067
Cash and cash equivalents at end of period	$193,882	$280	$—	$—	$194,162

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(61,469)	$96,722	$—	$—	$35,253
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(1,708)	(120,223)	—	—	(121,931)
Proceeds from notes receivable	—	33,100	—	—	33,100
Additions to advance mining royalties	—	(21,510)	—	—	(21,510)
Proceeds from disposal or exchange of assets	—	1,766	—	—	1,766
Other	—	(300)	—	—	(300)
Net cash used in investing activities	(1,708)	(107,167)	—	—	(108,875)
Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	248,198	—	—	—	248,198
Proceeds from coal reserve financing transaction	—	17,700	—	—	17,700
Deferred financing costs	(20,740)	—	—	—	(20,740)
Long-term debt payments	—	(8,042)	—	—	(8,042)
Proceeds from employee stock programs	2,475	—	—	—	2,475
Intercompany transactions	(737)	737	—	—	—
Net cash provided by financing activities	229,196	10,395	—	—	239,591
Net increase (decrease) in cash and cash equivalents	166,019	(50)	—	—	165,969
Cash and cash equivalents at beginning of period	26,574	524	—	—	27,098
Cash and cash equivalents at end of period	$192,593	$474	$—	$—	$193,067

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009
	Parent Company	Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(45,370)	$84,981	$—	$39,611
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(896)	(77,367)	—	(78,263)
Additions to advance mining royalties	—	(16,997)	—	(16,997)
Proceeds from notes receivable	—	11,000	—	11,000
Proceeds from disposal or exchange of assets	—	5,513	—	5,513
Other	—	1,154	—	1,154
Net cash used in investing activities	(896)	(76,697)	—	(77,593)
Cash Flows From Financing Activities
Proceeds from equity offering, net of costs	89,077	—	—	89,077
Long-term debt payments	—	(5,905)	—	(5,905)
Short-term debt payments	(23,000)	—	—	(23,000)
Proceeds from employee stock programs	2,036	—	—	2,036
Intercompany transactions	2,770	(2,770)	—	—
Net cash provided by financing activities	70,883	(8,675)	—	62,208
Net increase (decrease) in cash and cash equivalents	24,617	(391)	—	24,226
Cash and cash equivalents at beginning of period	1,957	915	—	2,872
Cash and cash equivalents at end of period	$26,574	$524	$—	$27,098

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(30)Restatement of Consolidated Financial Statements
As disclosed in Note 23, we are installing the FBR and ABMet water treatment facilities as required by the U.S. District Court. On September 1, 2010, the U.S. District Court ordered Apogee to install an FBR water treatment facility for three outfalls. Additionally, the U.S. District Court ordered Hobet to submit a proposed schedule to develop a treatment plan for a Hobet Surface Mine No. 22. We submitted the required schedule, which included conducting additional pilot projects related to certain technological alternatives. In June 2011, Hobet submitted FBR treatment technology to be utilized at this Hobet Surface Mine No. 22 outfall in accordance with the submitted schedule. In December 2011, the Special Master appointed by the U.S. District Court to oversee the Hobet Surface Mine No. 22 project approved Hobet's request to substitute ABMet treatment technology for the FBR technology at this outfall. The U.S. District Court subsequently confirmed this substitution. We refer to these facilities collectively as the Apogee FBR and the Hobet ABMet water treatment facilities.

The accounting treatment related to the costs of installing these two water treatment facilities, which have an anticipated 30 year useful life, involves significant operational and accounting complexities. FBR technology had not been used to remove selenium or any other minerals discharged at coal mining operations prior to our pilot project performed in 2010. The FBR water treatment facility required by the September 1, 2010 ruling will be the first facility constructed for selenium removal on a commercial scale and neither FBR nor ABMet technology has been proven effective on a full-scale commercial basis at coal mining operations. The primary use of the Apogee FBR and Hobet ABMet water treatment facilities will be to treat selenium exceedances in water discharges resulting from past mining under legacy permit standards.

As disclosed in our Original Filing, we have been recording the costs to install the Apogee FBR and Hobet ABMet water treatment facilities as capital expenditures when incurred. The total capital expenditure is estimated to be approximately $55.0 million for the Apogee FBR water treatment facility and $25.0 million for the Hobet ABMet water treatment facility. This Amendment is restating our consolidated financial statements to accrue a liability and recognize a loss for the estimated costs of installing these two water treatment facilities, rather than record the cost of these two facilities as a capital expenditure. Such restatement is increasing asset retirement obligation expense and net loss by $23.6 million ($21.3 million for installation costs for the Hobet ABMet facility and $2.3 million of accretion expense) for the year ended December 31, 2011 and by $49.7 million ($48.8 million for installation costs of the Apogee FBR facility and $0.9 million of accretion expense) for the year ended December 31, 2010. This restatement has no impact on our revenue or Adjusted EBITDA for any such period. The estimated cash spending for these facilities has not changed from our prior disclosures as a result of this restatement.

The following tables present the impact of the restatement on our previously issued audited Consolidated Statements of Operations and Cash Flows for the years ended December 31, 2011 and 2010, and our audited Consolidated Balance Sheets as of December 31, 2011 and 2010.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$2,378,260	$—	$2,378,260
Other revenues	24,246	—	24,246
Total revenues	2,402,506	—	2,402,506
Costs and expenses
Operating costs and expenses	2,213,124	—	2,213,124
Depreciation, depletion and amortization	186,348	—	186,348
Asset retirement obligation expense	81,586	23,646	105,232
Sales contract accretion	(55,020)	—	(55,020)
Restructuring and impairment charge	13,657	—	13,657
Selling and administrative expenses	52,907	—	52,907
Net gain on disposal or exchange of assets	(35,557)	—	(35,557)
Income from equity affiliates	(4,709)	—	(4,709)
Operating profit (loss)	(49,830)	(23,646)	(73,476)
Interest expense and other	65,533	—	65,533
Interest income	(246)	—	(246)
Income (loss) before income taxes	(115,117)	(23,646)	(138,763)
Income tax provision	372	—	372
Net income (loss)	$(115,489)	$(23,646)	$(139,135)

Weighted average shares outstanding:
Basic	91,321,931	—	91,321,931
Effect of dilutive securities	—	—	—
Diluted	91,321,931	—	91,321,931

Earnings (loss) per share:
Basic	$(1.26)	$(0.26)	$(1.52)
Diluted	$(1.26)	$(0.26)	$(1.52)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$2,017,464	$—	$2,017,464
Other revenues	17,647	—	17,647
Total revenues	2,035,111	—	2,035,111
Costs and expenses
Operating costs and expenses	1,900,704	—	1,900,704
Depreciation, depletion and amortization	188,074	—	188,074
Asset retirement obligation expense	63,034	49,663	112,697
Sales contract accretion	(121,475)	—	(121,475)
Restructuring and impairment charge	15,174	—	15,174
Selling and administrative expenses	50,248	—	50,248
Net gain on disposal or exchange of assets	(48,226)	—	(48,226)
Income from equity affiliates	(9,476)	—	(9,476)
Operating profit (loss)	(2,946)	(49,663)	(52,609)
Interest expense and other	57,419	—	57,419
Interest income	(12,831)	—	(12,831)
Income (loss) before income taxes	(47,534)	(49,663)	(97,197)
Income tax provision	492	—	492
Net income (loss)	$(48,026)	$(49,663)	$(97,689)

Weighted average shares outstanding:
Basic	90,907,264	—	90,907,264
Effect of dilutive securities	—	—	—
Diluted	90,907,264	—	90,907,264

Earnings (loss) per share:
Basic	$(0.53)	$(0.54)	$(1.07)
Diluted	$(0.53)	$(0.54)	$(1.07)

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$194,162	$—	$194,162
Accounts receivable and other, net	177,695	—	177,695
Inventories	98,366	—	98,366
Prepaid expenses and other current assets	28,191	—	28,191
Total current assets	498,414	—	498,414
Property, plant, equipment and mine development
Land and coal interests	2,935,796	—	2,935,796
Buildings and improvements	504,275	—	504,275
Machinery and equipment	748,013	(12,806)	735,207
Less accumulated depreciation, depletion and amortization	(973,157)	—	(973,157)
Property, plant, equipment and mine development, net	3,214,927	(12,806)	3,202,121
Notes receivable	—	—	—
Investments and other assets	63,203	—	63,203
Total assets	$3,776,544	$(12,806)	$3,763,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$459,694	$53,429	$513,123
Below market sales contracts acquired	44,787	—	44,787
Current portion of debt	1,182	—	1,182
Total current liabilities	505,663	53,429	559,092
Long-term debt, less current maturities	441,064	—	441,064
Asset retirement obligations	417,900	7,074	424,974
Workers’ compensation obligations	231,585	—	231,585
Postretirement benefit obligations	1,387,317	—	1,387,317
Obligation to industry fund	35,429	—	35,429
Below market sales contracts acquired, noncurrent	46,217	—	46,217
Other noncurrent liabilities	45,218	—	45,218
Total liabilities	3,110,393	60,503	3,170,896
Stockholders’ equity
Common stock ($0.01 par value; 300,000,000 shares authorized; 91,885,338 and 90,944,595 shares issued and outstanding at December 31, 2011 and 2010, respectively	919	—	919
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010)	—	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010)	—	—	—
Additional paid-in capital	977,169	—	977,169
Retained earnings (deficit)	73,093	(73,309)	(216)
Accumulated other comprehensive loss	(385,030)	—	(385,030)
Total stockholders' equity	666,151	(73,309)	592,842
Total liabilities and stockholders' equity	$3,776,544	$(12,806)	$3,763,738

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATED BALANCE SHEETS

	December 31, 2010
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$193,067	$—	$193,067
Accounts receivable and other, net	207,365	—	207,365
Inventories	97,973	—	97,973
Prepaid expenses and other current assets	28,648	—	28,648
Total current assets	527,053	—	527,053
Property, plant, equipment and mine development
Land and coal interests	2,870,182	—	2,870,182
Buildings and improvements	439,326	—	439,326
Machinery and equipment	679,429	(1,058)	678,371
Less accumulated depreciation, depletion and amortization	(828,402)	—	(828,402)
Property, plant, equipment and mine development, net	3,160,535	(1,058)	3,159,477
Notes receivable	69,540	—	69,540
Investments and other assets	52,908	—	52,908
Total assets	$3,810,036	$(1,058)	$3,808,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$409,284	$10,322	$419,606
Below market sales contracts acquired	70,917	—	70,917
Current portion of debt	3,329	—	3,329
Total current liabilities	483,530	10,322	493,852
Long-term debt, less current maturities	451,529	—	451,529
Asset retirement obligations	349,791	38,283	388,074
Workers’ compensation obligations	220,757	—	220,757
Postretirement benefit obligations	1,269,168	—	1,269,168
Obligation to industry fund	38,978	—	38,978
Below market sales contracts acquired, noncurrent	92,253	—	92,253
Other noncurrent liabilities	60,949	—	60,949
Total liabilities	2,966,955	48,605	3,015,560
Stockholders’ equity
Common stock ($0.01 par value; 300,000,000 shares authorized; 91,885,338 and 90,944,595 shares issued and outstanding at December 31, 2011 and 2010, respectively	909	—	909
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010)	—	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010)	—	—	—
Additional paid-in capital	961,285	—	961,285
Retained earnings (deficit)	188,582	(49,663)	138,919
Accumulated other comprehensive loss	(307,695)	—	(307,695)
Total stockholders' equity	843,081	(49,663)	793,418
Total liabilities and stockholders' equity	$3,810,036	$(1,058)	$3,808,978

PATRIOT COAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$(115,489)	$(23,646)	$(139,135)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	186,348	—	186,348
Amortization of deferred financing costs	7,356	—	7,356
Amortization of debt discount	9,543	—	9,543
Sales contract accretion	(55,020)	—	(55,020)
Impairment charge	13,093	—	13,093
Selenium-related asset write-offs	5,369	(5,369)	—
Loss on early payment of note receivable	5,868	—	5,868
Net gain on disposal or exchange of assets	(35,557)	—	(35,557)
Income from equity affiliates	(4,709)	—	(4,709)
Distributions from equity affiliates	3,219	—	3,219
Stock-based compensation expense	13,779	—	13,779
Changes in current assets and liabilities:
Accounts receivable	(22,336)	—	(22,336)
Inventories	(393)	—	(393)
Other current assets	(1,161)	—	(1,161)
Accounts payable and accrued expenses	22,125	14,679	36,804
Interest on notes receivable	—	—	—
Asset retirement obligations	52,042	251	52,293
Workers’ compensation obligations	8,580	—	8,580
Accrued postretirement benefit costs	58,871	—	58,871
Obligation to industry fund	(3,278)	—	(3,278)
Federal black lung collateralization	(14,990)	—	(14,990)
Other, net	(8,523)	2,337	(6,186)
Net cash provided by operating activities	124,737	(11,748)	112,989
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(174,713)	11,748	(162,965)
Proceeds from notes receivable	115,679	—	115,679
Additions to advance mining royalties	(26,030)	—	(26,030)
Net cash paid in litigation settlement and asset acquisition	(14,787)	—	(14,787)
Proceeds from disposal or exchange of assets	6,928	—	6,928
Other	—	—	—
Net cash used in investing activities	(92,923)	11,748	(81,175)
Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	—	—	—
Proceeds from coal reserve financing transaction	—	—	—
Deferred financing costs	(1,832)	—	(1,832)
Long-term debt payments	(31,002)	—	(31,002)
Proceeds from equity offering, net of costs	—	—	—
Short-term debt payments	—	—	—
Proceeds from employee stock programs	2,115	—	2,115
Net cash provided by (used in) financing activities	(30,719)	—	(30,719)
Net increase in cash and cash equivalents	1,095	—	1,095
Cash and cash equivalents at beginning of period	193,067	—	193,067
Cash and cash equivalents at end of period	$194,162	$—	$194,162

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$(48,026)	$(49,663)	$(97,689)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	188,074	—	188,074
Amortization of deferred financing costs	6,412	—	6,412
Amortization of debt discount	8,710	—	8,710
Sales contract accretion	(121,475)	—	(121,475)
Impairment charge	2,823	—	2,823
Selenium-related asset write-offs	—	—	—
Loss on early payment of note receivable	—	—	—
Net gain on disposal or exchange of assets	(48,226)	—	(48,226)
Income from equity affiliates	(9,476)	—	(9,476)
Distributions from equity affiliates	5,095	—	5,095
Stock-based compensation expense	11,657	—	11,657
Changes in current assets and liabilities:
Accounts receivable	(59)	—	(59)
Inventories	(16,785)	—	(16,785)
Other current assets	(15,172)	—	(15,172)
Accounts payable and accrued expenses	(24,258)	10,322	(13,936)
Interest on notes receivable	(12,652)	—	(12,652)
Asset retirement obligations	38,719	38,283	77,002
Workers’ compensation obligations	12,343	—	12,343
Accrued postretirement benefit costs	50,944	—	50,944
Obligation to industry fund	(2,769)	—	(2,769)
Federal black lung collateralization	—	—	—
Other, net	10,432	—	10,432
Net cash provided by operating activities	36,311	(1,058)	35,253
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(122,989)	1,058	(121,931)
Proceeds from notes receivable	33,100	—	33,100
Additions to advance mining royalties	(21,510)	—	(21,510)
Net cash paid in litigation settlement and asset acquisition	—	—	—
Proceeds from disposal or exchange of assets	1,766	—	1,766
Other	(300)	—	(300)
Net cash used in investing activities	(109,933)	1,058	(108,875)
Cash Flows From Financing Activities
Proceeds from debt offering, net of discount	248,198	—	248,198
Proceeds from coal reserve financing transaction	17,700	—	17,700
Deferred financing costs	(20,740)	—	(20,740)
Long-term debt payments	(8,042)	—	(8,042)
Proceeds from equity offering, net of costs	—	—	—
Short-term debt payments	—	—	—
Proceeds from employee stock programs	2,475	—	2,475
Net cash provided by (used in) financing activities	239,591	—	239,591
Net increase in cash and cash equivalents	165,969	—	165,969
Cash and cash equivalents at beginning of period	27,098	—	27,098
Cash and cash equivalents at end of period	$193,067	$—	$193,067
PATRIOT COAL CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2011

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Other		Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2009
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	$43,564	$252	$—	$927	(2)	$44,743
Reserve for materials and supplies	9,943	(11)	(19)	2,619	(2)	12,532
Allowance for doubtful accounts	540	115	(514)	—		141
Year Ended December 31, 2010
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	44,743	3,112	—	—		47,855
Reserve for materials and supplies	12,532	(3,399)	—	—		9,133
Allowance for doubtful accounts	141	—	—	—		141
Year Ended December 31, 2011
Reserves deducted from asset accounts:
Advance royalty recoupment reserve	47,855	2,800	(1,497)	—		49,158
Reserve for materials and supplies	9,133	32	—	—		9,165
Allowance for doubtful accounts	141	(3)	—	—		138

(1)	Reserves utilized, unless otherwise indicated.

(2)	Activity reflects the final purchase accounting asset valuation entries for the Magnum acquisition, which were finalized in June 2009.