Form 10-Q
period 2012-03-31
Patriot Coal CORP
filed 2012-05-09
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 92,868,882 shares of common stock with a par value of $0.01 per share outstanding on May 4, 2012.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
		Restated (1)
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$484,338	$570,378
Other revenues	18,240	6,646
Total revenues	502,578	577,024
Costs and expenses
Operating costs and expenses	455,336	515,839
Depreciation, depletion and amortization	41,386	44,702
Asset retirement obligation expense	32,767	15,067
Sales contract accretion	(11,628)	(18,610)
Restructuring and impairment charge	32,861	147
Selling and administrative expenses	13,555	12,544
Net gain on disposal or exchange of assets	(1,511)	(43)
Loss (income) from equity affiliates	(980)	78
Operating profit (loss)	(59,208)	7,300
Interest expense and other	16,198	22,860
Interest income	(109)	(46)
Loss before income taxes	(75,297)	(15,514)
Income tax provision	—	395
Net loss	$(75,297)	$(15,909)

Weighted average shares outstanding, basic and diluted	91,851,630	91,284,321

Loss per share, basic and diluted	$(0.82)	$(0.17)

(1) See Note 17, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
		Restated(1)
	(Dollars in thousands)
Net loss	$(75,297)	$(15,909)
Accumulated actuarial loss and prior service credit realized in net loss	13,717	10,745
Net change in fair value of diesel fuel hedge	4,404	1,737
Other comprehensive income	18,121	12,482
Comprehensive loss	$(57,176)	$(3,427)

(1) See Note 17, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	Restated (1)
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$114,991	$194,162
Accounts receivable and other, net of allowance for doubtful accounts of $138 as of March 31, 2012 and December 31, 2011	122,621	177,695
Inventories	150,813	98,366
Prepaid expenses and other current assets	47,875	28,191
Total current assets	436,300	498,414
Property, plant, equipment and mine development
Land and coal interests	2,934,623	2,935,796
Buildings and improvements	508,215	504,275
Machinery and equipment	739,817	735,207
Less accumulated depreciation, depletion and amortization	(1,025,580)	(973,157)
Property, plant, equipment and mine development, net	3,157,075	3,202,121
Investments and other assets	69,745	63,203
Total assets	$3,663,120	$3,763,738
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$484,528	$513,123
Below market sales contracts acquired	13,926	44,787
Current portion of debt	1,255	1,182
Total current liabilities	499,709	559,092
Long-term debt, less current maturities	442,320	441,064
Asset retirement obligations	426,361	424,974
Workers' compensation obligations	233,535	231,585
Accrued postretirement benefit costs	1,385,693	1,387,317
Obligation to industry fund	34,587	35,429
Below market sales contracts acquired, noncurrent	60,828	46,217
Other noncurrent liabilities	40,873	45,218
Total liabilities	3,123,906	3,170,896
Stockholders' equity
Common stock ($0.01 par value; 300,000,000 shares authorized; 92,904,106 and 91,885,338 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	929	919
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011)	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011)	—	—
Additional paid-in capital	980,707	977,169
Retained earnings (deficit)	(75,513)	(216)
Accumulated other comprehensive loss	(366,909)	(385,030)
Total stockholders' equity	539,214	592,842
Total liabilities and stockholders' equity	$3,663,120	$3,763,738
(1) See Note 17, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.
See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
		Restated (1)
	(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(75,297)	$(15,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	41,386	44,702
Amortization of deferred financing costs	1,967	1,815
Amortization of debt discount	2,512	2,312
Sales contract accretion	(11,628)	(18,610)
Loss on early repayment of notes receivable	—	5,868
Impairment charge	32,376	—
Net gain on disposal or exchange of assets	(1,511)	(43)
Loss (income) from equity affiliates	(980)	78
Distributions from equity affiliates	—	1,259
Stock-based compensation expense	2,617	2,811
Changes in current assets and liabilities:
Accounts receivable	55,074	(41,012)
Inventories	(52,448)	(2,871)
Other current assets	(16,243)	(11,340)
Accounts payable and accrued expenses	(38,796)	182
Asset retirement obligations	9,658	2,982
Workers' compensation obligations	1,769	2,529
Accrued postretirement benefit costs	12,183	13,569
Obligation to industry fund	(750)	(742)
Federal black lung collateralization	—	(14,990)
Other, net	(2,910)	(2,549)
Net cash used in operating activities	(41,021)	(29,959)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(29,975)	(28,724)
Additions to advance mining royalties	(5,403)	(6,753)
Acquisition of Coventry Mining Services, LLC	(2,530)	—
Proceeds from disposal or exchange of assets	1,511	279
Proceeds from notes receivable	—	115,679
Other	(130)	—
Net cash provided by (used in) investing activities	(36,527)	80,481
Cash Flows From Financing Activities
Long-term debt payments	(1,182)	(1,608)
Deferred financing costs	(1,371)	(1,605)
Proceeds from employee stock programs	930	962
Net cash used in financing activities	(1,623)	(2,251)
Net increase (decrease) in cash and cash equivalents	(79,171)	48,271
Cash and cash equivalents at beginning of period	194,162	193,067
Cash and cash equivalents at end of period	$114,991	$241,338

(1) See Note 17, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

(1)    Basis of Presentation
Description of Business
Patriot Coal Corporation (Patriot, we, our or the Company) is engaged in the mining and preparation of thermal coal, also known as steam coal, for sale primarily to electricity generators, and metallurgical coal, for sale to steel and coke producers. Our mining complexes and coal reserves are located in the eastern and midwestern United States (U.S.), primarily in West Virginia and Kentucky.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Patriot and its subsidiaries. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments: Appalachia and the Illinois Basin. See Note 10 for our segment disclosures.
On May 8, 2012, we amended our Annual Report on Form 10-K for the year ended December 31, 2011. See Note 17, Restatement of Financial Statements, for detailed information on the effect of this restatement on the statements of operations and cash flows for the three months ended March 31, 2011 and the balance sheet as of December 31, 2011.
The accompanying condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three months ended March 31, 2012 may not necessarily be indicative of the results for the year ending December 31, 2012.

(2)	New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance which requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. We adopted this guidance effective January 1, 2012. This guidance does not affect our results of operations or financial condition.

(3)	Net Gain on Disposal or Exchange of Assets and Other Transactions
In March 2012, we sold certain non-strategic Appalachia gas and oil rights to a third party for $1.5 million.
Other Transactions
Effective March 1, 2012, we acquired Coventry Mining Services, LLC, and its subsidiaries, which employs the workforce for our Kanawha Eagle mining complex. The purchase price of $2.5 million was recorded as an intangible asset in accordance with asset acquisition accounting. The intangible asset will be amortized over the life of the mine where the workforce is located, currently expected to be approximately 10 years.
Effective March 27, 2012, we entered into an amendment to a below-market coal supply agreement, which originated in 2003 and was obtained in the July 2008 Magnum Coal Company (Magnum) acquisition. The amendment provides Patriot a monthly option to be relieved of delivery of the remaining coal committed under the original contract in exchange for a specified buyout amount. In aggregate, over the next six years, the maximum potential buyout amount totals approximately $64 million if Patriot makes no deliveries during that period. The liability reflecting this option is represented on our balance sheet in "Below market sales contracts acquired" and will be relieved as monthly option payments are made.
“Other revenues” includes payments from customer settlements, royalties related to coal lease agreements and farm income. During the first quarter of 2012, certain customers requested to cancel or delay shipment of coal contracted for 2012 deliveries. In certain situations, we agreed to release the customer from their commitment in exchange for a cash settlement. In the first quarter of 2012, we recognized $7.0 million related to these cash settlements. Additionally, we received $8.3 million related to the settlement of a customer contract dispute concerning coal deliveries in prior years. In the first quarter of 2011, we recognized $2.7 million of income as underlying tons were shipped from a coal purchase option sold in a prior year.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

(4)	Restructuring, Impairment and Other Charges
In February 2012, we closed the Big Mountain mining complex, which is reported in our Appalachia segment, due to the weakened demand for thermal coal experienced in late 2011 and early 2012. Prior to the closure, the complex had two active mines and one preparation plant. The complex produced 1.8 million tons of thermal coal in 2011. In the first quarter of 2012, we recorded a $32.8 million restructuring and impairment charge related to the closure, which mainly consisted of the write-off of infrastructure, mine development and certain equipment. We also recorded a $17.5 million charge to asset retirement obligation expense to adjust the asset retirement obligation liability for the accelerated closure and write-off the related asset.
In the second quarter of 2010, we recorded a $14.8 million restructuring and impairment charge related to the early closure of the Harris No. 1 mine and further rationalization of our operations at the Rocklick mining complex, which included a $12.0 million restructuring component for payment of remaining operational contracts to be made with no future economic benefit. In each of the three months ended March 31, 2012 and 2011, we recorded accretion of $0.1 million related to the discounted future payment obligation. At March 31, 2012 and December 31, 2011, the restructuring liability totaled $5.7 million, of which $2.3 million was the current portion, and $10.1 million, of which $4.5 million was the current portion, respectively.

(5)	Postretirement Benefit Costs
Net periodic postretirement benefit costs included the following components:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Service cost for benefits earned	$1,383	$1,405
Interest cost on accumulated postretirement benefit obligation	18,208	19,269
Amortization of actuarial losses	14,009	10,781
Amortization of prior service credit	(202)	(202)
Net periodic postretirement benefit costs	$33,398	$31,253

(6)	Income Tax Provision
For the three months ended March 31, 2012, we recorded no income tax provision. For the three months ended March 31, 2011, we recorded an income tax provision of $0.4 million primarily related to certain state taxes. We anticipate a tax net operating loss for the year ending December 31, 2012 for which no benefit will be recognized.

(7)	Earnings per Share
Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.
The effect of dilutive securities excludes certain stock options, restricted stock units and convertible debt-related shares because the inclusion of these securities was antidilutive to earnings per share. For the three months ended March 31, 2012 and 2011, no common stock equivalents were included in the computation of the diluted loss per share because we reported a net loss.
Accordingly, 2.4 million shares for the three months ended March 31, 2012 and 3.2 million shares for the three months ended March 31, 2011 related to stock-based compensation awards were excluded from the diluted loss per share calculation. In addition, 3.0 million common shares related to the convertible notes were excluded from the diluted loss per share calculation for both periods.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

(8)	Inventories
Inventories consisted of the following:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Materials and supplies	$58,584	$62,474
Saleable coal	66,402	23,806
Raw coal	25,827	12,086
Total	$150,813	$98,366

Materials, supplies and coal inventory are valued at the lower of average cost or market. Saleable coal represents coal stockpiles that will be sold in current condition. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs. The increase in saleable and raw coal from December 31, 2011 to March 31, 2012 was primarily due to weakened demand for thermal and metallurgical coal driven by low natural gas prices, mild weather and weaker international and domestic economies in late 2011 and early 2012.

(9)	Credit Facilities
Effective May 5, 2010, we entered into a $427.5 million amended and restated credit agreement with a maturity date of December 31, 2013. The credit facility provides for the issuance of letters of credit and direct borrowings. In January 2011 and 2012, we entered into amendments to the credit agreement which, among other things, modified certain limits and minimum requirements of our financial covenants. At March 31, 2012, we were in compliance with the covenants of our amended credit facility.
Our credit facility contains financial covenants which require us to maintain specified ratios of Consolidated Interest Coverage and Consolidated Net Leverage (each as defined in the credit facility). The credit facility calls for quarterly reporting of compliance with financial covenants. Our credit facility also includes additional covenants, that limit, among other things, additional debt, investments, acquisitions and capital expenditures, future dividends and asset sales. Issues such as global economic conditions, volatile financial markets, changing governmental regulation related to the production and use of our products, as well as competition from natural gas, create challenges for the coal industry and us. As a result, it has become more difficult to predict the future impact of these challenges, including the results of our actions to address them. With the aforementioned risks and challenges, it is possible that we may not be able to comply with our financial covenants in the future. Failure to comply with our financial covenants would be an event of default under the terms of the credit facility. If we foresee that an event of default may occur under the credit facility, we would need to negotiate a mutually acceptable amendment or waiver with our lenders. The negotiation of a mutually acceptable amendment or waiver with our lenders may be expensive and there can be no assurance that we would be able to obtain additional amendments or waivers in the future.
In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade accounts receivable to the creditors as collateral for any borrowings. Available liquidity under the program fluctuates with the balance of our trade accounts receivable. The outstanding trade accounts receivable balance was $116.6 million and $171.0 million as of March 31, 2012 and December 31, 2011, respectively.
Based on our continuing involvement with the trade accounts receivable balances, including continued risk of loss, the sale of the trade accounts receivable to the creditors does not receive sale accounting treatment. As such, the trade accounts receivable balances remain on our financial statements until settled. Any direct borrowings under the program are recorded as secured debt.
Both the credit agreement and the account receivable securitization program (the facilities) are available for our working capital requirements, capital expenditures and other corporate purposes. As of March 31, 2012 and December 31, 2011, the balance of outstanding letters of credit issued against the facilities totaled $329.2 million and $331.8 million, respectively. There were no outstanding short-term borrowings against either facility as of March 31, 2012 and December 31, 2011. Maximum availability under these facilities was $223.3 million and $220.7 million as of March 31, 2012 and December 31, 2011, respectively.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

(10)	Segment Information
We report our operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of our mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining and preparation of thermal coal, sold primarily to electricity generators, and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining and preparation of thermal coal, sold primarily to electricity generators. For the three months ended March 31, 2012 and 2011, our sales to electricity generators were 79% and 77% of our total volume, respectively. Our sales to steel and coke producers were 21% and 23% of our total volume for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, our export sales were 40% and 29% of our total volume, respectively. For the three months ended March 31, 2012 and 2011, our revenues attributable to foreign countries, based on where the product was shipped, were $209.8 million and $203.8 million, respectively. There are no material revenues attributed to any individual foreign country.
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
Operating segment results for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31, 2012
	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$407,417	$95,161	$—	$502,578
Adjusted EBITDA	83,798	12,899	(60,519)	36,178
Additions to property, plant, equipment and mine development	26,702	3,260	13	29,975
Income (loss) from equity affiliates	980	—	—	980

	Three Months Ended March 31, 2011
	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$502,324	$74,700	$—	$577,024
Adjusted EBITDA	102,793	2,420	(56,607)	48,606
Additions to property, plant, equipment and mine development	25,952	2,440	332	28,724
Income (loss) from equity affiliates	(78)	—	—	(78)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Total Adjusted EBITDA	$36,178	$48,606
Depreciation, depletion and amortization	(41,386)	(44,702)
Asset retirement obligation expense	(32,767)	(15,067)
Sales contract accretion	11,628	18,610
Restructuring and impairment charge	(32,861)	(147)
Interest expense and other	(16,198)	(22,860)
Interest income	109	46
Income tax provision	—	(395)
Net loss	$(75,297)	$(15,909)

(11)    Derivatives
We utilize derivative financial instruments to manage exposure to certain commodity prices. We recognize derivative financial instruments at fair value on the condensed consolidated balance sheets. For derivative instruments that are eligible and designated as cash flow hedges, the periodic change in fair value is recorded in “Accumulated other comprehensive loss” until the hedged transaction occurs or the relationship ceases to qualify for hedge accounting. For derivatives that are not designated as hedges, the periodic change in fair value is recorded directly to earnings in “Operating costs and expenses” in the condensed consolidated statements of operations. In addition, if a portion of the change in fair value of a cash flow hedge is deemed ineffective during a reporting period, the ineffective portion of the change in fair value is recorded directly to earnings.
We have commodity price risk related to our diesel fuel purchases. To manage a portion of this risk, we enter into heating oil and ultra low sulfur diesel swap contracts with financial institutions. The changes in diesel fuel prices and the prices of these financial instruments are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. We expect to purchase approximately 24 million gallons of diesel fuel annually across all operations in 2012. As of March 31, 2012, the notional amounts outstanding for the swaps included 9.8 million gallons of heating oil expiring throughout 2012, as well as 4.0 million gallons of ultra low sulfur diesel expiring in 2013. For the three months ended March 31, 2012 and 2011, we recognized a net gain of $1.0 million in earnings on settled contracts, in each period. The portion of the fair value for the cash flow hedges deemed ineffective for the three months ended March 31, 2012 and 2011 was immaterial.
The following table presents amounts related to our fuel derivative instruments and hedging activities included in the condensed consolidated balance sheets. See Unaudited Condensed Consolidated Statements of Comprehensive Income for the impact of our fuel hedges on comprehensive loss.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)

Fair value of current fuel contracts (Prepaid expenses and other current assets)	$3,691	$251
Fair value of noncurrent fuel contracts (Investments and other assets)	897	112
Fair value of current fuel contracts (Accounts payable and accrued expenses)	—	168
Fair value of noncurrent fuel contracts (Other noncurrent liabilities)	—	11
We utilized New York Mercantile Exchange (NYMEX) quoted market prices for the fair value measurement of these contracts, which reflect a Level 2 fair value input.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

(12)	Fair Value of Financial Instruments
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
The following table summarizes the fair value of our remaining financial instruments:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$4,588	$363
Liabilities:
Fuel contracts, cash flow hedges	—	179
$200 million of 3.25% Convertible Senior Notes due 2013	191,660	183,000
$250 million of 8.25% Senior Notes due 2018	202,500	239,468
All of the instruments above were valued using Level 2 inputs. The fair value of the Convertible Senior Notes and the 8.25% Senior Notes was estimated using the last traded value on the last day of each period, as provided by a third party.

(13)	Commitments and Contingencies
Commitments
As of March 31, 2012, purchase commitments for equipment totaled $133.1 million primarily related to our build out of metallurgical coal production and $21.1 million related to our Apogee FBR and Hobet ABMet water treatment facilities. Of this amount, we have equipment totaling $87.2 million scheduled for delivery in 2012, with the remainder in subsequent years. We typically finance a significant portion of equipment through leasing arrangements.
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
Environmental claims and litigation in connection with our various NPDES permits, and related CWA requirements that were assumed in the Magnum acquisition, include the following:
Hobet West Virginia Department of Environmental Protection (WVDEP) Action
In 2007, Hobet Mining, LLC (Hobet), one of our subsidiaries, was sued for exceedances of effluent limits contained in four of its NPDES permits in state court in Boone County, West Virginia by the WVDEP. We refer to this case as the Hobet WVDEP Action. The Hobet WVDEP Action was resolved by a settlement and consent order entered in the Boone County Circuit Court on September 5, 2008. The settlement required us, among other things, to complete supplemental environmental projects, to gradually reduce selenium discharges from our Hobet Job 21 surface mine, to achieve full compliance with our NPDES permits by April 2010 and to study potential treatment alternatives for selenium.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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
Selenium Matters
Federal Apogee Case and Federal Hobet Case
In 2007, Apogee Coal Company, LLC (Apogee), one of our subsidiaries, was sued in the U.S. District Court by the Ohio Valley Environmental Coalition, Inc. (OVEC) and another environmental group (pursuant to the citizen suit provisions of the CWA). We refer to this lawsuit as the Federal Apogee Case. This lawsuit alleged that Apogee had violated water effluent limits for selenium set forth in one of its NPDES permits. The lawsuit sought compliance with the effluent limits of the NPDES permit, fines and penalties as well as injunctive relief prohibiting Apogee from further violating laws and its permit.
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
Federal Hobet Surface Mine No. 22 Case
In March 2010, the U.S. District Court permitted a lawsuit to proceed that was filed in October 2009 by OVEC and other environmental groups against Hobet, alleging that Hobet had in the past violated, and continued to violate, effluent limitations for selenium in an NPDES permit and the requirements of a Surface Mining Control and Reclamation Act (SMCRA) permit for Hobet Surface Mine No. 22 and seeking injunctive relief. We refer to this as the Federal Hobet Surface Mine No. 22 Case. In addition to the Federal Apogee Case, the scope and terms of injunctive relief in the Federal Hobet Surface Mine No. 22 Case were discussed at the hearing that began on August 9, 2010. See September 1, 2010 U.S. District Court Ruling below for the outcome of this hearing.
Other WVDEP Actions
On April 23, 2010, WVDEP filed a lawsuit against Catenary Coal Company, LLC (Catenary), one of our subsidiaries, in the Boone County Circuit Court. We refer to this case as the Catenary WVDEP Action. This lawsuit alleged that Catenary had discharged selenium from its surface mining operations in violation of certain of its NPDES and surface mining permits. On June 11, 2010, WVDEP filed a lawsuit against Apogee in the Logan County Circuit Court, alleging discharge of pollutants, including selenium, in violation of certain of its NPDES and SMCRA permits. We refer to this case as the Apogee WVDEP Action. The permits contained in the Catenary WVDEP Action and the Apogee WVDEP Action are also involved in the February 2011 Litigation discussed below. WVDEP is seeking fines and penalties as well as injunctions prohibiting Catenary and Apogee from discharging pollutants, including selenium, in violation of laws and NPDES permits. A July 2012 trial date has been set for the Apogee WVDEP Action. The Catenary WVDEP Action has not been set for hearing. We are unable to predict the likelihood of success of the plaintiffs' claims. Although we intend to defend ourselves vigorously against these allegations, we may consider alternative resolutions to these matters if they would be in the best interest of the Company. The compliance deadline for outfalls covered by

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

these lawsuits was addressed in the comprehensive consent decree entered on March 15, 2012 (see page 13), and we are taking steps to resolve these lawsuits on terms that are not inconsistent with the comprehensive consent decree.
September 1, 2010 U.S. District Court Ruling
On September 1, 2010, the U.S. District Court found Apogee in contempt for failing to comply with the March 19, 2009 consent decree entered in the Federal Apogee Case. Apogee was ordered to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits at these three outfalls by March 1, 2013. In September 2010, we increased the portion of the selenium water treatment liability related to Apogee by $69.5 million ($48.8 million related to installation costs and $20.7 million related to operating costs) for the fair value of the estimated costs related to these three outfalls. This charge was reflected in “Asset retirement obligation expense” in the consolidated statement of operations. As of March 31, 2012, we have spent approximately $17.5 million on the Apogee FBR facility and the total expenditures are estimated to be approximately $55 million. We began construction on the Apogee FBR facility in the third quarter of 2011.
Additionally, the U.S. District Court ordered Hobet to submit a proposed schedule to develop a treatment plan for a Hobet Surface Mine No. 22 outfall by October 1, 2010 and to come into compliance with applicable discharge limits under the permit by May 1, 2013. We submitted the required schedule, which included conducting additional pilot projects related to certain technological alternatives. A treatment technology to be utilized at this Hobet Surface Mine No. 22 outfall was filed with the U.S. District Court in June 2011 in accordance with the submitted schedule. In June 2011, we increased the selenium water treatment liability by $60.6 million ($36.6 million related to installation costs and $24.0 million related to operating costs) primarily related to fair value of the estimated costs of an FBR water treatment facility at this outfall. This charge was reflected in “Asset retirement obligation expense” in the consolidated statement of operations.
In December 2011, the Special Master appointed by the U.S. District Court to oversee the Hobet Surface Mine No. 22 project approved Hobet's request to substitute ABMet selenium treatment technology for the FBR technology at this outfall. The U.S. District Court subsequently confirmed this substitution. We continue to design and seek permits for the Hobet ABMet facility and anticipate beginning construction on the facility in the second quarter of 2012. The estimated total expenditures for completing the ABMet water treatment facility are approximately $25 million which is significantly less than the estimated $40 million to build the Hobet FBR facility. As of March 31, 2012, we have spent approximately $2.5 million on the Hobet ABMet water treatment facility. In December 2011, we decreased the portion of the selenium water treatment liability related to Hobet Surface Mine No. 22 by $25.6 million ($15.3 million related to installation costs and $10.3 million related to operating costs) due to the change in the technology approved by the Special Master.
FBR technology had not been used to remove selenium or any other minerals discharged at coal mining operations prior to our pilot project performed in 2010, but has been successful in other industrial applications. The FBR water treatment facility required by the September 1, 2010 ruling will be the first facility constructed for selenium removal on a commercial scale. Further, neither FBR nor ABMet technology has been proven effective on a full-scale commercial basis at coal mining operations, and there can be no assurance that either of these technologies will be successful under all variable conditions experienced at our mining operations.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

In late 2011, we substantially agreed to the terms of a settlement agreement with OVEC and the other environmental groups. On January 18, 2012, we finalized a comprehensive consent decree to resolve the February 2011 Litigation. The comprehensive consent decree was approved by the U.S. District Court and became effective on March 15, 2012. The comprehensive consent decree sets technology selection and compliance dates for the outfalls in the ten permits included in the February 2011 Litigation on a staggered basis, allowing us to continue testing certain technologies as well as to take advantage of technology that is still in the development stage. See our discussion below in relation to the uncertainties experienced in making technology selections. The comprehensive consent decree separates the outfalls included in these ten NPDES permits into categories based on the average gallons per minute water flow at each outfall. The comprehensive consent decree requires that we select water treatment technology alternatives by category beginning with the first category in September 2012 and ending with the last category in September 2014.
Additionally, we agreed to, among other things, come into compliance with applicable selenium discharge limits at each outfall in the category beginning with the first category by March 15, 2014 and ending with the last category by March 15, 2017. We also agreed to, among other things, waive our rights to mine certain coal reserves and to pay $7.5 million in civil penalties. The plaintiffs agreed to, among other things, refrain from instituting new lawsuits with respect to the permits and outfalls identified in the comprehensive consent decree for certain periods, provided we meet the specified requirements. The comprehensive consent decree also established a framework under which we will interface with the plaintiffs with respect to the identified permits and outfalls. See the table below for additional details.
The comprehensive consent decree was determined to be a recognized subsequent event and the amounts paid per the agreement of approximately $7.5 million and the write-off of the forfeited coal reserves of approximately $2.3 million were reflected in “Asset retirement obligation expense” in our consolidated statement of operations at December 31, 2011.

Category/Gallons Per Minute	Technology Selection Date	Specified Compliance Date
I / 0-200	September 1, 2012	March 15, 2014
II / 201-400	December 31, 2012	March 15, 2015
III / 401-600	March 31, 2013	December 15, 2015
IV / 601-1000	September 1, 2013	May 15, 2016
V / 1000 +	September 1, 2014	March 15, 2017
Selenium Water Treatment Liability
We estimated the costs to treat our selenium discharges in excess of allowable limits at a fair value of $85.2 million at the Magnum acquisition date. This liability was recorded in the purchase accounting for the Magnum acquisition and included the estimated costs of installing Zero Valent Iron (ZVI) water treatment technology, which was the most successful selenium treatment methodology at the time based on our testing results. At the time we recorded this liability, it reflected the estimated total costs of the planned ZVI water treatment installations to be implemented and maintained in consideration of the requirements of our mining permits, court orders, and consent decrees. This estimate was prepared considering the dynamics of legislation, capabilities of available technology and our planned water treatment strategy. Based on this planned ZVI water treatment strategy, our expected annual costs are approximately $7.3 million each year over the next five years.
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
As of March 31, 2012, we have a $191.2 million liability recorded for the treatment of selenium discharges related to the 78 outfalls acquired in the Magnum acquisition. The current portion of the estimated liability is $63.2 million and is included in “Accounts payable and accrued expenses” and the long-term portion is recorded in “Asset retirement obligations” on our consolidated balance sheets. This total liability is inclusive of the adjustments that were recorded in connection with the September 1, 2010 U.S. District Court Ruling described above.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

Our liability to treat selenium discharges at the other outfalls not addressed in the September 1, 2010 ruling is based on the use of ZVI technology. We have installed ZVI systems according to our original water treatment strategy, while also performing a further review of other potential water treatment solutions. Our water treatment strategy reflects implementing scalable ZVI installations at each of the other outfalls due to its modular design that can be reconfigured as further knowledge and certainty are gained. Initial pilot testing of ZVI technology began in 2008 and has identified potential shortfalls requiring additional research to resolve certain detailed design considerations. To date, ZVI technology has not been demonstrated to perform consistently and sustainably in achieving effluent selenium limitations or in treating the expected water flows at all outfalls. However, based on the flexibility of the scalable system for configuration adjustments, improvements in the system design and demonstrated success in reducing selenium at certain flows, we plan to continue to pursue the ZVI-based water treatment installations and determine whether modifications to the technology could result in its ability to treat selenium successfully, including at outlets identified in the February 2011 Litigation.
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
We continue to utilize ZVI-based treatment technology at various permitted outfalls, but we have been unable to comply with selenium discharge limits due to the ongoing inability to identify a water treatment solution that can remove selenium sustainably, consistently and uniformly under all variable conditions experienced at our mining operations. While we are actively continuing to explore new treatment options and modifying existing technologies, a definitive solution has not been identified and it is unknown when or if such a solution will be identified. Even if a definitive solution would have existed within the recent past, it likely would not have been possible to install such technology at all of the outfalls included in the Hobet WVDEP Action by the July 2012 compliance deadline, and we are taking the requisite steps to extend the compliance deadline on terms which are not inconsistent with the comprehensive consent decree.
If ZVI-based systems are not ultimately successful in treating the effluent selenium exceedances at the outfalls covered by the Hobet WVDEP Action and the February 2011 Litigation, we will be required to install alternative treatment solutions. The cost of other water treatment solutions could be materially higher than the costs reflected in our liability. Furthermore, costs associated with potential modifications to ZVI or the scale of our current ZVI-based systems could also cause the costs to be materially higher than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time as no solution has been proven to be effective on a full-scale commercial basis and we have not made any changes to our treatments selected for these outfalls as of March 31, 2012. Potential installations of selenium treatment alternatives are further complicated by the variable geological and topographical considerations of each individual outfall.
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
General Clean Water Act Matters
With respect to all outfalls with known exceedances for selenium or any other parameter, including the specific sites discussed above, any failure to meet the deadlines set forth in our consent decrees or established by the federal government, the U.S. District Court or the State of West Virginia or to otherwise comply with our permits could result in further litigation against us, an inability to obtain new permits or to maintain existing permits, which could impact our ability to mine our coal reserves, and the imposition of significant and material fines and penalties or other costs and could otherwise materially adversely affect our results of operations, cash flows and financial condition. The specific sites discussed above were created prior to the Magnum acquisition under legacy permitting standards and resulted in violations of current selenium effluent limits, which were effective beginning in 2006.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

In addition to the uncertainties related to technology discussed above, future changes to legislation, compliance with judicial rulings, consent decrees and regulatory requirements, findings from current research initiatives and the pace of future technological progress could result in costs that differ from our current estimates, which could have a material adverse effect on our results of operations, cash flows and financial condition.
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
Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)
CERCLA and similar state laws create liability for investigation and remediation in response to releases of hazardous substances in the environment and for damages to natural resources. Under CERCLA and many similar state statutes, joint and several liability may be imposed on waste generators, site owners and operators and others regardless of fault. These laws and related regulations could require us to do some or all of the following: (i) remove or mitigate the effects of the disposal or release of certain substances on the environment at various sites; (ii) perform remediation work at such sites; and (iii) pay damages for loss of use and non-use values.
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
Other Litigation and Investigations
Apogee has been sued, along with eight other defendants, including Monsanto Company (Monsanto), Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. In total, 243 similar lawsuits have been served on Apogee, which are identical except for the named plaintiff. Of the 243 lawsuits, 75 were served in February 2008, 167 were served in December 2009, and one was served in January 2011. Each lawsuit alleges personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of March 31, 2012, 47 of the lawsuits have been dismissed. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

A predecessor of one of our subsidiaries operated the Eagle No. 2 mine located near Shawneetown, Illinois, from 1969 until closure of the mine in July 1993. In March 1999, the State of Illinois brought a proceeding before the Illinois Pollution Control Board against the subsidiary alleging that groundwater contamination due to leaching from a coal waste pile at the mine site violated state standards. The subsidiary has developed a remediation plan with the State of Illinois and is in litigation before the Illinois Pollution Control Board with the Illinois Attorney General's office with respect to its claim for a civil penalty of $1.3 million.
In late January 2010, the U.S. Attorney's office and the State of West Virginia began investigations relating to one or more of our employees making inaccurate entries in official mine records at our Federal No. 2 mine. We terminated one employee and two other employees resigned after being placed on administrative leave. The terminated employee subsequently admitted to falsifying inspection records and has been cooperating with the U.S. Attorney's office. In April 2010, we received a federal subpoena requesting methane detection systems equipment used at our Federal No. 2 mine since July 2008 and the results of tests performed on the equipment since that date. We have provided the equipment and information as required by the subpoena. We have not received any additional requests for information. In January 2012, the terminated employee filed a civil lawsuit against us alleging retaliatory discharge and intentional infliction of emotional distress. Additionally, in January 2012, five employees filed a purported class action lawsuit against us and the terminated employee seeking compensation for lost wages, emotional distress, and punitive damages for the alleged intentional violation of employee safety at the mine. We are vigorously defending both civil lawsuits and the potential impact of these lawsuits can not be estimated at this time.
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

(14)	Guarantees
In 2010, we agreed to provide a limited guaranty of the payment and performance under three loans entered into by one of our joint ventures. The loans were obtained to purchase equipment, which is pledged as collateral for the loans. In the event of default on all three loans, we would be required to pay a maximum of $9.1 million. The maximum term of the three loans is through January 2016. The guaranteed portion of the loan balances at March 31, 2012 totaled $7.1 million. At March 31, 2012 and December 31, 2011, there was no carrying amount of the liability related to these guarantees on our consolidated balance sheets based on the amount of exposure and the likelihood of required performance.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

(15)	Subsequent Event
On May 7, 2012, we entered into a commitment letter for a new revolving credit facility and a new term loan facility in a combined aggregate principal amount of $625 million (the 2012 Facilities) with Citigroup Global Markets Inc.; Natixis, New York Branch; and Barclays Bank PLC (the Commitment Parties). We intend to use the proceeds of the 2012 Facilities to refinance existing debt, including the revolving credit facility, which matures in December 2013, and the $200 million of convertible notes, which mature in May 2013. We expect that the Commitment Parties will start syndication in the near term, and, subject to customary conditions precedent, anticipate a closing shortly thereafter.
In April 2012, we announced plans to idle our Freedom Underground Mine in the Bluegrass mining complex in response to continued weakness in thermal coal demand. In 2011, we produced 1.2 million tons at the Freedom Underground Mine. We are currently evaluating the potential impact of this closure on our results of operations.

(16)	Supplemental Guarantor/Non-Guarantor Financial Information
The following tables present condensed consolidating financial information for: (a) Patriot Coal Corporation (the "Parent") on a stand-alone basis; (b) the subsidiary guarantors of our 8.25% Senior Notes (“Guarantor Subsidiaries") on a combined basis and; (c) the Non-Guarantor Subsidiary, Patriot Coal Receivables (SPV) Ltd. (the accounts receivable securitization program facilitating entity), on a stand-alone basis. Each Guarantor Subsidiary is wholly-owned by Patriot Coal Corporation. The guarantees from each of the Guarantor Subsidiaries are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries will be jointly, severally and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to potential investors.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$484,338	$—	$—	$484,338
Other revenues	—	18,240	—	—	18,240
Total revenues	—	502,578	—	—	502,578
Costs and expenses
Operating costs and expenses	—	455,336	—	—	455,336
Depreciation, depletion and amortization	—	41,386	—	—	41,386
Asset retirement obligation expense	—	32,767	—	—	32,767
Sales contract accretion	—	(11,628)	—	—	(11,628)
Restructuring and impairment charge	—	32,861	—	—	32,861
Selling and administrative expenses	5,798	7,757	—	—	13,555
Net gain on disposal or exchange of assets	—	(1,511)	—	—	(1,511)
Loss (income) from equity affiliates	57,678	(980)	—	(57,678)	(980)
Operating profit (loss)	(63,476)	(53,410)	—	57,678	(59,208)
Interest expense and other	11,891	4,307	385	(385)	16,198
Interest income	(70)	(39)	(385)	385	(109)
Income (loss) before income taxes	(75,297)	(57,678)	—	57,678	(75,297)
Income tax provision (benefit)	—	—	—	—	—
Net income (loss)	$(75,297)	$(57,678)	$—	$57,678	$(75,297)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$570,378	$—	$—	$570,378
Other revenues	—	6,646	—	—	6,646
Total revenues	—	577,024	—	—	577,024
Costs and expenses
Operating costs and expenses	—	515,839	—	—	515,839
Depreciation, depletion and amortization	—	44,702	—	—	44,702
Asset retirement obligation expense	—	15,067	—	—	15,067
Sales contract accretion	—	(18,610)	—	—	(18,610)
Restructuring and impairment charge	—	147	—	—	147
Selling and administrative expenses	4,330	8,214	—	—	12,544
Net gain on disposal or exchange of assets	—	(43)	—	—	(43)
Loss (income) from equity affiliates	(397)	78	—	397	78
Operating profit (loss)	(3,933)	11,630	—	(397)	7,300
Interest expense and other	11,752	11,108	427	(427)	22,860
Interest income	(46)	—	(427)	427	(46)
Income (loss) before income taxes	(15,639)	522	—	(397)	(15,514)
Income tax provision	270	125	—	—	395
Net income (loss)	$(15,909)	$397	$—	$(397)	$(15,909)

(1) See Note 17, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)

Net loss	$(75,297)	$(57,678)	$—	$57,678	$(75,297)
Accumulated actuarial loss and prior service credit realized in net loss	—	13,717	—	—	13,717
Net change in fair value of diesel fuel hedge	4,404	—	—	—	4,404
Other comprehensive income	4,404	13,717	—	—	18,121
Comprehensive loss	$(70,893)	$(43,961)	$—	$57,678	$(57,176)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)

Net loss	$(15,909)	$397	$—	$(397)	$(15,909)
Accumulated actuarial loss and prior service credit realized in net loss	—	10,745	—	—	10,745
Net change in fair value of diesel fuel hedge	1,737	—	—	—	1,737
Other comprehensive income	1,737	10,745	—	—	12,482
Comprehensive loss	$(14,172)	$11,142	$—	$(397)	$(3,427)

(1) See Note 17, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$114,167	$824	$—	$—	$114,991
Accounts receivable and other, net	407	122,214	116,692	(116,692)	122,621
Inventories	—	150,813	—	—	150,813
Prepaid expenses and other current assets	4,189	43,686	—	—	47,875
Total current assets	118,763	317,537	116,692	(116,692)	436,300
Property, plant, equipment and mine development
Land and coal interests	—	2,934,623	—	—	2,934,623
Buildings and improvements	—	508,215	—	—	508,215
Machinery and equipment	—	739,817	—	—	739,817
Less accumulated depreciation, depletion and amortization	—	(1,025,580)	—	—	(1,025,580)
Property, plant, equipment and mine development, net	—	3,157,075	—	—	3,157,075
Investments, intercompany and other assets	1,244,432	(158,422)	—	(1,016,265)	69,745
Total assets	$1,363,195	$3,316,190	$116,692	$(1,132,957)	$3,663,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,814	$469,714	$116,692	$(116,692)	$484,528
Below market sales contracts acquired	—	13,926	—	—	13,926
Current portion of debt	—	1,255	—	—	1,255
Total current liabilities	14,814	484,895	116,692	(116,692)	499,709
Long-term debt, less current maturities	436,463	5,857	—	—	442,320
Asset retirement obligations	—	426,361	—	—	426,361
Workers' compensation obligations	—	233,535	—	—	233,535
Accrued postretirement benefit costs	—	1,385,693	—	—	1,385,693
Obligation to industry fund	—	34,587	—	—	34,587
Below market sales contracts acquired, noncurrent	—	60,828	—	—	60,828
Other noncurrent liabilities	1,207	39,666	—	—	40,873
Total liabilities	452,484	2,671,422	116,692	(116,692)	3,123,906
Stockholders' equity	910,711	644,768	—	(1,016,265)	539,214
Total liabilities and stockholders' equity	$1,363,195	$3,316,190	$116,692	$(1,132,957)	$3,663,120

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$193,882	$280	$—	$—	$194,162
Accounts receivable and other, net	313	177,382	171,101	(171,101)	177,695
Inventories	—	98,366	—	—	98,366
Prepaid expenses and other current assets	709	27,482	—	—	28,191
Total current assets	194,904	303,510	171,101	(171,101)	498,414
Property, plant, equipment and mine development
Land and coal interests	—	2,935,796	—	—	2,935,796
Buildings and improvements	—	504,275	—	—	504,275
Machinery and equipment	—	735,207	—	—	735,207
Less accumulated depreciation, depletion and amortization	—	(973,157)	—	—	(973,157)
Property, plant, equipment and mine development, net	—	3,202,121	—	—	3,202,121
Investments, intercompany and other assets	1,226,309	(89,162)	—	(1,073,944)	63,203
Total assets	$1,421,213	$3,416,469	$171,101	$(1,245,045)	$3,763,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,993	$505,130	$171,101	$(171,101)	$513,123
Below market sales contracts acquired	—	44,787	—	—	44,787
Current portion of debt	—	1,182	—	—	1,182
Total current liabilities	7,993	551,099	171,101	(171,101)	559,092
Long-term debt, less current maturities	433,951	7,113	—	—	441,064
Asset retirement obligations	—	424,974	—	—	424,974
Workers' compensation obligations	—	231,585	—	—	231,585
Accrued postretirement benefit costs	—	1,387,317	—	—	1,387,317
Obligation to industry fund	—	35,429	—	—	35,429
Below market sales contracts acquired, noncurrent	—	46,217	—	—	46,217
Other noncurrent liabilities	1,213	44,005	—	—	45,218
Total liabilities	443,157	2,727,739	171,101	(171,101)	3,170,896
Stockholders' equity	978,056	688,730	—	(1,073,944)	592,842
Total liabilities and stockholders' equity	$1,421,213	$3,416,469	$171,101	$(1,245,045)	$3,763,738

(1) See Note 17, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash used in operating activities	$(3,665)	$(37,356)	$—	$—	$(41,021)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(29,975)	—	—	(29,975)
Additions to advance mining royalties	—	(5,403)	—	—	(5,403)
Acquisition of Coventry Mining Services, LLC	—	(2,530)	—	—	(2,530)
Proceeds from disposal or exchange of assets	—	1,511	—	—	1,511
Other	—	(130)	—	—	(130)
Net cash used in investing activities	—	(36,527)	—	—	(36,527)
Cash Flows From Financing Activities
Long-term debt payments	—	(1,182)	—	—	(1,182)
Deferred financing costs	(1,371)	—	—	—	(1,371)
Proceeds from employee stock programs	930	—	—	—	930
Intercompany transactions	(75,609)	75,609	—	—	—
Net cash provided by (used in) financing activities	(76,050)	74,427	—	—	(1,623)
Net increase (decrease) in cash and cash equivalents	(79,715)	544	—	—	(79,171)
Cash and cash equivalents at beginning of period	193,882	280	—	—	194,162
Cash and cash equivalents at end of period	$114,167	$824	$—	$—	$114,991

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash used in operating activities	$(17,398)	$(12,561)	$—	$—	$(29,959)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(28,724)	—	—	(28,724)
Additions to advance mining royalties	—	(6,753)	—	—	(6,753)
Proceeds from notes receivable	—	115,679	—	—	115,679
Proceeds from disposal or exchange of assets	—	279	—	—	279
Net cash provided by investing activities	—	80,481	—	—	80,481
Cash Flows From Financing Activities
Deferred financing costs	(1,605)	—	—	—	(1,605)
Long-term debt payments	—	(1,608)	—	—	(1,608)
Proceeds from employee stock programs	962	—	—	—	962
Intercompany transactions	66,517	(66,517)	—	—	—
Net cash provided by (used in) financing activities	65,874	(68,125)	—	—	(2,251)
Net increase (decrease) in cash and cash equivalents	48,476	(205)	—	—	48,271
Cash and cash equivalents at beginning of period	192,593	474	—	—	193,067
Cash and cash equivalents at end of period	$241,069	$269	$—	$—	$241,338

(1) See Note 17, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

(17)	Restatement of Financial Statements
On February 23, 2012, we filed our Annual Report on Form 10-K for the year ended December 31, 2011 (Original 2011 Form 10-K). On May 8, 2012, we amended our Original Filing (2011 Form 10-K/A).

As disclosed in Note 13, we are installing the FBR and ABMet water treatment facilities as required by the U.S. District Court. On September 1, 2010, the U.S. District Court ordered Apogee to install an FBR water treatment facility for three outfalls. Additionally, the U.S. District Court ordered Hobet to submit a proposed schedule to develop a treatment plan for the Hobet Surface Mine No. 22. We submitted the required schedule, which included conducting additional pilot projects related to certain technological alternatives. In June 2011, Hobet submitted FBR treatment technology to be utilized at this Hobet Surface Mine No. 22 outfall in accordance with the submitted schedule. In December 2011, the Special Master appointed by the U.S. District Court to oversee the Hobet Surface Mine No. 22 project approved Hobet's request to substitute ABMet treatment technology for the FBR technology at this outfall. The U.S. District Court subsequently confirmed this substitution. We refer to these facilities collectively as the Apogee FBR and Hobet ABMet water treatment facilities.

As disclosed in our Original 2011 Form 10-K, we had been recording the costs to install the Apogee FBR and Hobet ABMet water treatment facilities as capital expenditures when incurred. The total capital expenditure is estimated to be approximately $55 million for the Apogee FBR water treatment facility and $25 million for the Hobet ABMet water treatment facility. The 2011 Form 10-K/A restated our consolidated financial statements to accrue a liability and recognize a loss for the estimated costs of installing these two water treatment facilities, rather than record the cost of these two facilities as a capital expenditure. The restatement increased asset retirement obligation expense and net loss by $23.6 million ($21.3 million for installation costs for the Hobet ABMet facility and $2.3 million of accretion expense) for the year ended December 31, 2011 and by $49.7 million ($48.8 million for installation costs of the Apogee FBR facility and $0.9 million of accretion expense) for the year ended December 31, 2010. The restatement increased our asset retirement obligation expense and net loss by $0.6 million for the three months ended March 31, 2011. This restatement had no impact on our revenue or Adjusted EBITDA for any such period. The estimated cash spending for these facilities has not changed from our prior disclosures as a result of this restatement.

The following tables present the impact of the restatement on our previously issued unaudited Condensed Consolidated Statement of Operations and Cash Flows for the three months ended March 31, 2011, and the Consolidated Balance Sheet as of December 31, 2011.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2011
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$570,378	$—	$570,378
Other revenues	6,646	—	6,646
Total revenues	577,024	—	577,024
Costs and expenses
Operating costs and expenses	515,839	—	515,839
Depreciation, depletion and amortization	44,702	—	44,702
Asset retirement obligation expense	14,454	613	15,067
Sales contract accretion	(18,610)	—	(18,610)
Restructuring and impairment charge	147	—	147
Selling and administrative expenses	12,544	—	12,544
Net gain on disposal or exchange of assets	(43)	—	(43)
Income from equity affiliates	78	—	78
Operating profit (loss)	7,913	(613)	7,300
Interest expense and other	22,860	—	22,860
Interest income	(46)	—	(46)
Income (loss) before income taxes	(14,901)	(613)	(15,514)
Income tax provision	395	—	395
Net income (loss)	$(15,296)	$(613)	$(15,909)

Weighted average shares outstanding, basic and diluted	91,284,321	—	91,284,321

Loss per share, basic and diluted	$(0.17)	$—	$(0.17)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

CONDENSED CONSOLIDATED BALANCE SHEETS

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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2011
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$(15,296)	$(613)	$(15,909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	44,702	—	44,702
Amortization of deferred financing costs	1,815	—	1,815
Amortization of debt discount	2,312	—	2,312
Sales contract accretion	(18,610)	—	(18,610)
Loss on early payment of note receivable	5,868	—	5,868
Net gain on disposal or exchange of assets	(43)	—	(43)
Income from equity affiliates	78	—	78
Distributions from equity affiliates	1,259	—	1,259
Stock-based compensation expense	2,811	—	2,811
Changes in current assets and liabilities:
Accounts receivable	(41,012)	—	(41,012)
Inventories	(2,871)	—	(2,871)
Other current assets	(11,340)	—	(11,340)
Accounts payable and accrued expenses	(5,507)	5,689	182
Asset retirement obligations	9,718	(6,736)	2,982
Workers’ compensation obligations	2,529	—	2,529
Accrued postretirement benefit costs	13,569	—	13,569
Obligation to industry fund	(742)	—	(742)
Federal black lung collateralization	(14,990)	—	(14,990)
Other, net	(2,549)	—	(2,549)
Net cash used in operating activities	(28,299)	(1,660)	(29,959)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(30,384)	1,660	(28,724)
Proceeds from notes receivable	115,679	—	115,679
Additions to advance mining royalties	(6,753)	—	(6,753)
Proceeds from disposal or exchange of assets	279	—	279
Net cash provided by investing activities	78,821	1,660	80,481
Cash Flows From Financing Activities
Deferred financing costs	(1,605)	—	(1,605)
Long-term debt payments	(1,608)	—	(1,608)
Proceeds from employee stock programs	962	—	962
Net cash used in financing activities	(2,251)	—	(2,251)
Net increase in cash and cash equivalents	48,271	—	48,271
Cash and cash equivalents at beginning of period	193,067	—	193,067
Cash and cash equivalents at end of period	$241,338	$—	$241,338

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

•	failure to comply with debt covenants;

•	availability and costs of credit, surety bonds and letters of credit;

•	weather patterns and conditions affecting energy demand or disrupting supply;

•	our ability to identify and implement cost-effective solutions for selenium water treatment;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

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

•	changes to the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations;

•	increases to contribution requirements to multi-employer retiree healthcare and pension plans;

•	our ability to attract and retain qualified personnel;

•	negotiation of labor contracts, labor availability and relations;

•	customer performance and credit risks;

•	inflationary trends, including those impacting materials used in our business;

•	downturns in consumer and company spending;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	difficulty in implementing our business strategy;

•	our ability to replace proven and probable coal reserves;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	our ability to respond to changing customer preferences;

•	the effects of mergers, acquisitions and divestitures, including our ability to successfully integrate mergers and acquisitions;

•	competition in our industry;

•	interest rate fluctuation;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings set forth in Part I, Item 3 of our 2011 Annual Report on Form 10-K/A and Part II, Item 1 of this report.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in Part I, Item 1A. Risk Factors of our 2011 Annual Report on Form 10-K/A and in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in, contemplated or implied by our forward-looking statements. We do not undertake any obligation (and expressly disclaim any such obligation) to update or revise the forward-looking statements, except as required by federal securities laws.

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
Our operations consist of thirteen active mining complexes. Our operations include company-operated mines, contractor-operated mines and coal preparation facilities. The Appalachia and Illinois Basin segments consist of our operations in West Virginia and Kentucky, respectively. We control approximately 1.9 billion tons of proven and probable coal reserves. Our proven and probable coal reserves include metallurgical coal and medium and high-Btu thermal coal, with low, medium and high sulfur content.
We ship coal to electricity generators, industrial users, steel mills and independent coke producers. In the first three months of 2012, we sold 6.3 million tons of coal, of which 79% was sold to domestic and global electricity generators and industrial customers and 21% was sold to domestic and global steel and coke producers. Our export sales accounted for 40% of our total tons sold during the three months ended March 31, 2012. In 2011, we sold 31.1 million tons of coal, of which 76% was sold to domestic electricity generators and industrial customers and 24% was sold to domestic and global steel and coke producers. Export sales were 29% of our total volume in 2011. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.

Our mining operations and coal reserves are as follows:
•Appalachia. In southern West Virginia, we have nine mining complexes located in Boone, Clay, Lincoln, Logan and Kanawha counties. In northern West Virginia, we have one complex located in Monongalia County. In Appalachia, we sold 4.4 million and 23.9 million tons of coal in the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. As of December 31, 2011, we controlled 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 491 million tons were assigned to current operations. In the first three months of 2012, we idled a portion of our metallurgical production in response to reduced demand. In February 2012, we also closed the Big Mountain mining complex in response to weaker thermal coal demand.
•Illinois Basin. In the Illinois Basin, we have three mining complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 1.9 million and 7.3 million tons of coal in the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. As of December 31, 2011, we controlled 722 million tons of proven and probable coal reserves in the Illinois Basin, of which 175 million tons were assigned to current operations. In April 2012, we announced plans to idle our Freedom Underground Mine in the Bluegrass mining complex in response to continued weakness in thermal coal demand. In 2011, we produced 1.2 million tons at the Freedom Underground Mine.
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
Adjusted EBITDA is used by management primarily as a measure of our segments' operating performance. We believe that in our industry such information is a relevant measurement of a company's operating financial performance. Because Adjusted EBITDA and Segment Adjusted EBITDA are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but also excludes selling and administrative expenses, past mining obligation expense and net gain on disposal or exchange of assets and is reconciled to its most comparable measure below, under Net Loss. Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Note 10 to our unaudited condensed consolidated financial statements.
Three Months Ended March 31, 2012 Compared to March 31, 2011
Summary
Our Segment Adjusted EBITDA for the three months ended March 31, 2012 decreased compared to the prior year primarily due to a decrease in sales volumes as a result of lower demand driven by low natural gas prices, mild weather and weakened international and domestic economies. This decrease was partially offset by higher average sales prices, which reflected pricing under coal supply contracts entered into in early 2011 when the metallurgical coal markets were stronger and the expiration of an Illinois Basin below market coal supply contract in December 2011. In response to the lower demand, in the first quarter of 2012, we closed our Big Mountain mining complex and reduced production of metallurgical coal at our Rocklick and Wells mining complexes.

Segment Results of Operations

	Three Months Ended
	March 31,		Increase (Decrease)
	2012	2011	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold
Appalachia Mining Operations	4,364	6,198	(1,834)	(29.6)%
Illinois Basin Mining Operations	1,896	1,764	132	7.5%
Total Tons Sold	6,260	7,962	(1,702)	(21.4)%
Average sales price per ton sold
Appalachia Mining Operations	$89.18	$79.97	$9.21	11.5%
Illinois Basin Mining Operations	50.19	42.35	7.84	18.5%
Revenue
Appalachia Mining Operations	$389,177	$495,678	$(106,501)	(21.5)%
Illinois Basin Mining Operations	95,161	74,700	20,461	27.4%
Appalachia Other	18,240	6,646	11,594	174.5%
Total Revenues	$502,578	$577,024	$(74,446)	(12.9)%
Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$323,619	$399,531	$(75,912)	(19.0)%
Illinois Basin Mining Operations	82,262	72,280	9,982	13.8%
Total Segment Operating Costs and Expenses	$405,881	$471,811	$(65,930)	(14.0)%
Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$83,798	$102,793	$(18,995)	(18.5)%
Illinois Basin Mining Operations	12,899	2,420	10,479	433.0%
Total Segment Adjusted EBITDA	$96,697	$105,213	$(8,516)	(8.1)%
(1) Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $455.3 million and $515.8 million less income (loss) from equity affiliates of $1.0 million and $(0.1) million and past mining obligation expenses of $48.5 million and $44.1 million for the three months ended March 31, 2012 and 2011, respectively.

Tons Sold and Revenues
Revenues in the Appalachia segment were lower in the three months ended March 31, 2012 compared to the prior year primarily due to lower sales volumes, partially offset by higher average sales prices. Total sales volumes in Appalachia decreased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to lower demand. In response to the weaker markets, we closed our Big Mountain mining complex and reduced production at certain metallurgical coal operations. Average sales prices in the Appalachia segment increased 12% compared to the same period in 2011, and reflected pricing under coal supply contracts entered into in early 2011 when the metallurgical coal markets were stronger.
Revenues in the Illinois Basin segment were higher for the three months ended March 31, 2012 as compared to the same period in 2011 due to higher average sales prices and higher sales volumes. In the prior year, the Illinois Basin segment supplied a below market coal supply contract that expired in December 2011. In addition, total sales volumes for the three months ended March 31, 2012 were higher compared to the prior year primarily due to an additional production unit advancing to a new area at our Highland mining complex.
Appalachia Other Revenue was higher for the three months ended March 31, 2012 primarily due to customer settlements. During the first quarter of 2012, certain customers requested to cancel or delay shipment of coal contracted for 2012 deliveries. In certain situations, we agreed to release the customer from their commitment in exchange for a cash settlement. In the first quarter of 2012, we recognized $7.0 million related to these cash settlements. Additionally, we received $8.3 million related to the settlement of a customer contract dispute concerning coal deliveries in prior years that was settled through mediation in the first quarter of 2012. In the first quarter of 2011, we recognized $2.7 million of income as underlying tons were shipped from a coal purchase option sold in a prior year.
Segment Operating Costs and Expenses
Segment operating costs and expenses for Appalachia decreased in the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to the lower sales volume in 2012. The decrease reflects the closure of our Big Mountain thermal coal mining complex on February 2, 2012 ($23.3 million), reduced shipments at certain metallurgical mines during the first quarter of 2012 ($20.7 million), and lower brokerage coal volumes ($11.2 million). We experienced lower costs at our Panther mine due to better mining conditions ($10.2 million) and at our Kanawha Eagle mining complex due to idling two mines during the first quarter of 2012 ($8.3 million).
Segment operating costs and expenses for the Illinois Basin increased in the three months ended March 31, 2012 as compared to the prior year due to equipment rebuilds at our Highland mining complex, increased labor costs and increased shipments. During the three months ended March 31, 2012, we incurred higher equipment and material costs, including rebuilds and general repairs and maintenance ($1.2 million); increased labor costs ($2.3 million); and higher lease expense ($1.1 million). Additionally, during the three months ended March 31, 2012 we recognized higher royalties and sales-related taxes ($1.3 million).
Segment Adjusted EBITDA
Our Segment Adjusted EBITDA for Appalachia was lower in the three months ended March 31, 2012 compared to the prior year, primarily due to decreased sales volumes resulting from reduced demand, partially offset by higher sales prices.
Segment Adjusted EBITDA for the Illinois Basin increased in the three months ended March 31, 2012 from the prior year primarily due to higher revenues as a result of increased sales prices and volumes, partially offset by an increase in operating costs.

Net Loss

	Three Months Ended March 31,		Favorable (Unfavorable)
		2011
	2012	Restated(1)	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$96,697	$105,213	$(8,516)	(8.1)%
Corporate and Other:
Past mining obligation expense	(48,475)	(44,106)	(4,369)	(9.9)%
Net gain on disposal or exchange of assets	1,511	43	1,468	N/A
Selling and administrative expenses	(13,555)	(12,544)	(1,011)	(8.1)%
Total Corporate and Other	(60,519)	(56,607)	(3,912)	(6.9)%
Depreciation, depletion and amortization	(41,386)	(44,702)	3,316	7.4%
Asset retirement obligation expense	(32,767)	(15,067)	(17,700)	(117.5)%
Sales contract accretion	11,628	18,610	(6,982)	(37.5)%
Restructuring and impairment charge	(32,861)	(147)	(32,714)	N/A
Interest expense and other	(16,198)	(22,860)	6,662	29.1%
Interest income	109	46	63	137.0%
Income tax benefit (provision)	—	(395)	395	100.0%
Net loss	$(75,297)	$(15,909)	$(59,388)	(373.3)%
(1) As discussed in Note 17, Restatement of Financial Statements, we have restated previously issued unaudited consolidated financial statements for the first quarter of 2011; accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.
Past mining obligation expense was higher in the three months ended March 31, 2012 than the corresponding period in the prior year due to changes in assumptions, primarily discount rate, related to our actuarially-determined retiree healthcare obligations and higher funding rates for the United Mine Workers of America (UMWA) pension fund, that were effective January 1, 2012.
Net gain on disposal or exchange of assets increased for the three months ended March 31, 2012 compared to the corresponding period in the prior year due to the timing of transactions. In 2012, net gain on disposal or exchange of assets included the sale of certain non-strategic oil and gas rights. We recognized a gain of $1.5 million on this transaction. There were no similar transactions in the three months ended March 31, 2011.
Selling and administrative expenses increased in the three months ended March 31, 2012 compared to the same period in 2011 due to increased stock compensation expense in 2012 as a result of additional grants in late 2011 and early 2012.
Depreciation, depletion and amortization decreased in the three months ended March 31, 2012 compared to the same period in the prior year primarily due to a decrease in depletion, resulting from lower sales volumes during the first quarter of 2012.
Asset retirement obligation expense increased in the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to additional charges related to accelerating the timing of the closure of the Big Mountain mining complex.
Sales contract accretion decreased in the three months ended March 31, 2012 primarily due to the expiration of several contracts assumed in the Magnum acquisition.
Restructuring and impairment charge increased in the three months ended March 31, 2012 compared to the corresponding period in the prior year due to the charge related to the closure of the Big Mountain mining complex, which primarily consisted of the write-down of fixed assets related to infrastructure, mine development and certain equipment.
Interest expense and other decreased in the three months ended March 31, 2012 primarily due to the $5.9 million loss on early repayment of notes receivable recognized in February 2011. The outstanding notes receivable related to the 2006 and 2007 sales of coal reserves and surface land were repaid in full for $115.7 million prior to the scheduled maturity date.

Outlook
Market
While most major global economies have embraced coal as a cornerstone of their electricity generation future, U.S. electricity generators are undergoing a major structural change in their operating portfolios as they respond to low natural gas prices and challenging environmental regulations. This, in turn, is resulting in a period of transition for coal mining companies, as production across the industry is reduced to match less overall U.S. utility demand. At the same time, a strong global thermal market is driving higher U.S. exports, partially offsetting the weaker domestic demand.
Domestic thermal coal demand and pricing deteriorated in the first quarter of 2012 as the mild winter and prolonged low natural gas prices resulted in lower coal burn for electricity generation. Heating degree days were 21 percent below normal in the first quarter of 2012. These factors, in turn, caused inventories at utilities to expand to over 200 million tons at the end of March 2012. Rail car loadings for the first quarter of 2012 were consequently down 10 percent year-over-year, and the lowest loadings since the beginning of 1994. As a result, U.S. coal producers are reducing coal production by closing mines and reducing operating shifts.
While the domestic market remains difficult, international thermal coal markets continue to be open to U.S. coals. We expect to ship between six and seven million tons of thermal coal oversees in 2012, including cargoes to both Europe and Asia. This represents nearly a doubling in thermal exports from the 3.8 million tons we shipped overseas in 2011.
We believe domestic combined cycle natural gas plants are already running at near-capacity in the shoulder months, so normal summer weather patterns should cause a significant increase in U.S. coal burn. Thermal coal inventory levels this summer and fall will be an important factor as electricity generators assess their needs for coal deliveries in 2013. Continued high inventory levels could result in reduced 2013 contracting, which will likely cause further cuts in coal production industry-wide.
Worldwide steel production was up 2% in March 2012 compared with a year ago. Global steel mill capacity utilization continues to move higher, with current levels in excess of 80%. Meanwhile, domestic capacity utilization has moved above 80%, with domestic steel production up nearly 6% year-over-year in the most recent four week period.
Based on recent market activity and spot pricing, metallurgical coal markets appear to be back on an upward trend. U.S. metallurgical coal exports are expected to remain at historically high levels, in part due to supply disruptions in Australia.
Longer-term, coal market fundamentals remain intact. The construction, infrastructure development and demand for electricity associated with population growth and urbanization in China, India, and other developing countries are expected to contribute to significant long-term growth in both thermal and metallurgical coal demand. Additionally, the replacement cycle for infrastructure and automobiles in developed countries should drive further growth in metallurgical coal demand.
Patriot Operations
Since the beginning of 2012, in response to new challenges facing our business, our management team has taken numerous swift and decisive actions to put us on more stable footing going forward. We have reduced thermal coal production by over four million annual tons, delayed expansions under our Met Build-Out program, implemented major cost reduction initiatives, and worked with our customers to better meet their changing requirements. We have reduced the workforce at our properties by about 1,000 employees and contractors since the beginning of 2012, and to tighten control, we have assumed full operation of several mines and facilities formerly managed by contractors, including the entire Kanawha Eagle mining complex.
On the metallurgical coal side, the fundamental global market drivers remain intact, pointing to strong metallurgical coal demand and pricing in the coming years. We have maintained several of our metallurgical coal properties in a "hot idle" state in anticipation of stronger markets. We have plans to bring certain metallurgical coal operating sections back into production, as we move through the year. Our ability to scale our production to match the market is a distinct advantage of our modular metallurgical coal production portfolio.
During the first quarter of 2012, we successfully restructured a legacy customer contract that included deliveries through 2017. The contract was previously priced not only below market, but also below cost, so this will benefit our earnings for the next six years. As a result of the negotiation, this contract volume of approximately 1.6 million annual tons will not be sold at a loss, but will instead be available for sale in the future at market prices.
As discussed more fully under Part 1, Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K/A, our results of operations in the near-term could be negatively impacted by factors such as U.S. and international financial, economic and political conditions; coal price volatility and demand; unforeseen adverse geologic conditions or equipment problems at mining locations; reductions of purchases or deferral of shipments by major customers; changes in general global economic conditions; availability and prices of competing energy resources for electricity generation; changes in the interpretation, enforcement or application of existing and potential laws and regulations affecting the production and use of our products; existing or new environmental laws and regulations, including those related to selenium, and changes in the interpretation, enforcement or application thereof; failure to comply with debt covenants; the availability and costs of credit, surety bonds and letters of credit; weather patterns and conditions affecting energy demand or disrupting supply; our ability to identify and implement cost effective solutions for selenium water treatment; the passage of new or expanded regulations that could limit our ability to mine, increase our mining costs, or limit our customers' ability to utilize coal as fuel for electricity generation; the outcome of pending or future litigation; the impact of the restatement of our financial statements and the related material weakness; changes in the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations and contribution requirements to multi-employer retiree healthcare and pension plans; customer performance and credit risks; fluctuating prices of key supplies, mining equipment and commodities; supplier and contract miner performance and the unavailability of transportation for coal shipments.
On a long-term basis, our results of operations could also be impacted by our ability to attract and retain qualified personnel; negotiation of labor contracts, labor availability and relations; our ability to secure or acquire high-quality coal reserves; and our ability to find replacement buyers for coal under contracts with comparable or favorable terms to existing contracts.
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
On April 13, 2012, the EPA published its proposed new source performance standards for emissions of carbon dioxide from certain new power plants. The proposal anticipates that affected coal fueled plants would need to install carbon capture and storage or other expensive carbon dioxide emission control technology to meet the proposed standard. See additional discussion of Clean Air Regulations under Part 1, Item 1. Environmental Laws in our 2011 Annual Report on Form 10-K/A.
If upward pressure on costs exceeds our ability to realize revenue increases, or if we experience unanticipated operating or transportation difficulties, our operating margins could be negatively impacted. Management continues to focus on controlling costs, optimizing performance and responding quickly to market changes.
Actual events and results may vary significantly from those included in, contemplated or implied by the forward-looking statements under Outlook. The guidance provided under the caption Outlook should be read in conjunction with the section entitled Cautionary Notice Regarding Forward-Looking Statements included in this report. For additional information regarding the risks and uncertainties that affect our business, see Part 1, Item 1A. Risk Factors in this report and in our 2011 Annual Report on Form 10-K/A.

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
Net cash used in operating activities was $41.0 million for the three months ended March 31, 2012, compared to $30.0 million in the same period of 2011. The increase in cash used in operating activities primarily related to lower cash flows from operations of $32.8 million driven by lower sales volumes, offset by cash provided from working capital of $2.6 million, asset retirement obligation accruals of $6.7 million and the Federal black lung collateralization deposit of $15.0 million made in 2011. The weakened demand in late 2011 and early 2012 resulted in a significant increase in coal inventory and a reduction in accounts receivable at March 31, 2012 as compared to December 31, 2011.
Net cash used in investing activities was $36.5 million for the three months ended March 31, 2012, compared to net cash provided by investing activities of $80.5 million in the same period of 2011. The $117.0 million decrease in cash provided by investing activities reflects the early repayment of $115.7 million of our outstanding notes receivable in February 2011, and an increase in capital expenditures of $1.3 million. Additionally, we acquired Coventry Mining Services, LLC, and its subsidiaries, which employs the workforce for our Kanawha Eagle mining complex for $2.5 million.
Net cash used by financing activities was $1.6 million for the three months ended March 31, 2012, compared to $2.3 million for the three months ended March 31, 2011. Long-term debt payments decreased by $0.4 million in 2012 and deferred financing costs decreased by $0.2 million as compared to the three months ended March 31, 2011.

Effective March 27, 2012 we entered into an amendment to a below-market coal supply agreement, which originated in 2003 and was obtained in the July 2008 Magnum Coal Company (Magnum) acquisition. The amendment provides Patriot a monthly option to be relieved of delivery of the remaining coal committed under the original contract in exchange for a specified buyout amount. In aggregate, over the next six years, the maxmium potential buyout amount totals approximately $64 million if Patriot makes no deliveries during that period. The liability reflecting this option is represented on our balance sheet in "Below market sales contracts acquired" and will be relieved as monthly option payments are made.
Selenium Water Treatment Obligations
September 1, 2010 U.S. District Court Ruling
On September 1, 2010, the U.S. District Court ordered Apogee Coal Company, LLC (Apogee), one of our subsidiaries, to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits at these three outfalls by March 1, 2013. As of March 31, 2012, we have spent approximately $17.5 million on the Apogee FBR facility and the total expenditures to install the facility are estimated to be approximately $55 million.
Additionally, the U.S. District Court ordered Hobet Mining, LLC (Hobet), one of our subsidiaries, to submit a proposed schedule to develop a treatment plan for a Hobet Surface Mine No. 22 outfall and to come into compliance with applicable discharge limits under the permit by May 1, 2013. As of March 31, 2012, we have spent approximately $2.5 million on the Hobet ABMet water treatment facility and the total expenditures to install the facility are estimated to be approximately $25 million.
These will be the first facilities constructed for selenium removal on a commercial scale. Neither FBR nor ABMet technology has been proven effective on a full-scale commercial basis at coal mining operations and there can be no assurance that either of these technologies will be successful under all variable conditions experienced at our mining operations. FBR technology has proven successful in other industrial applications.
General Selenium Matters
At this time, there is no definitive plan to install any technology other than ZVI-based technology at the other outfalls not included in the September 1, 2010 ruling as none of the other technologies has been proven effective on a full-scale basis. On March 15, 2012, the U.S. District Court approved a comprehensive consent decree to resolve a lawsuit filed in February 2011, which requires that we select water treatment technology by category beginning with the first category in September 2012 and ending with the last category in September 2014. We are continuing to research and evaluate various treatment solutions in addition to ZVI-based systems for the other outfalls. Alternative technology solutions that we may ultimately select are still in the early phases of development and their related costs can not be estimated at this time.
If ZVI-based systems are not ultimately successful in treating the effluent selenium exceedances at the other outfalls not included in the September 1, 2010 ruling, we will be required to install alternative treatment solutions. The cost of other water treatment solutions could be materially higher than the costs reflected in our liability. Furthermore, costs associated with potential modifications to ZVI or the scale of our current ZVI-based systems could also cause the costs to be materially higher than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time as no solution has been proven to be effective on a full-scale commercial basis and we have not made any changes to our treatment plans for these outfalls as of March 31, 2012. Potential installations of selenium treatment alternatives are further complicated by the variable geological and topographical considerations of each individual outfall.
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
Credit Facilities
Effective May 5, 2010, we entered into a $427.5 million amended and restated credit agreement with a maturity date of December 31, 2013. The credit facility provides for the issuance of letters of credit and direct borrowings. In January 2011 and 2012, we entered into amendments to the credit agreement which, among other things, modified certain limits and minimum requirements of our financial covenants. At March 31, 2012, we were in compliance with the covenants of our amended credit facility.
As described in Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K/A, our credit facility contains financial covenants which require us to maintain specified ratios of Consolidated Interest Coverage and Consolidated Net Leverage (each as defined in the credit facility). The credit facility calls for quarterly reporting of compliance with financial covenants. Our credit facility also includes additional covenants, that limit, among other things, additional debt, investments, acquisitions and capital expenditures, future dividends and asset sales. Issues such as global economic conditions, volatile financial markets, changing governmental regulation related to the production and use of our products, as well as competition from natural gas, create challenges for the coal industry and us. As a result, it has become more difficult to predict the future impact of these challenges, including the results of our actions to address them. With the aforementioned risks and challenges, it is possible that we may not be able to comply with our financial covenants in the future. Failure to comply with our financial covenants would be an event of default under the terms of the credit facility. If we foresee that an event of default may occur under the credit facility, we would need to negotiate a mutually acceptable amendment or waiver with our lenders. The negotiation of a mutually acceptable amendment or waiver with our lenders may be expensive and there can be no assurance that we would be able to obtain additional amendments or waivers in the future.
In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade accounts receivable to the creditors as collateral for any borrowings. Available liquidity under the program fluctuates with the balance of our trade accounts receivable. The outstanding trade accounts receivable balance was $116.6 million and $171.0 million as of March 31, 2012 and December 31, 2011, respectively.
Both the credit agreement and the accounts receivable securitization program (the facilities) are available for our working capital requirements, capital expenditures and other corporate purposes. As of March 31, 2012 and December 31, 2011, the balance of outstanding letters of credit issued against the facilities totaled $329.2 million and $331.8 million, respectively. There were no outstanding short-term borrowings against either facility as of March 31, 2012 and December 31, 2011. Maximum availability under these facilities was $223.3 million and $220.7 million as of March 31, 2012 and December 31, 2011, respectively.
2012 Facilities
On May 7, 2012, we entered into a commitment letter for a new revolving credit facility and a new term loan facility in a combined aggregate principal amount of $625 million (the 2012 Facilities) with Citigroup Global Markets Inc.; Natixis, New York Branch; and Barclays Bank PLC (the Commitment Parties). We intend to use the proceeds of the 2012 Facilities to refinance existing debt, including the revolving credit facility, which matures in December 2013, and the $200 million of convertible notes, which mature in May 2013. We expect that the Commitment Parties will start syndication in the near term, and, subject to customary conditions precedent, anticipate a closing shortly thereafter.

New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance which requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. We adopted this guidance effective January 1, 2012. This guidance does not affect our results of operations or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold approximately 78% of our sales volume under coal supply agreements with terms of one year or more during 2011. As of March 31, 2012, our total unpriced planned production for 2012 was approximately 1 to 2 million tons.
We have commodity risk related to our diesel fuel purchases. To manage this risk, we have entered into swap contracts with financial institutions. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. As of March 31, 2012, the notional amounts outstanding for these swaps included 9.8 million gallons of heating oil expiring throughout 2012, as well as 4.0 million gallons of ultra low sulfur diesel expiring in 2013. We expect to purchase approximately 24 million gallons of diesel fuel annually across all operations in 2012. Excluding the impact of our hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our operating costs by approximately $2.4 million annually.

Credit Risk
Our coal sales, and therefore our concentration of credit risk, are primarily made directly to electricity generators, industrial companies, steelmakers and, in expanded export markets, coal traders. Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, we will protect our position by requiring the counterparty to provide appropriate credit enhancement. When appropriate (as determined by our credit management function), we have taken steps to mitigate our credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps may include, but are not limited to, obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay. While the economic recession may affect our customers, we do not anticipate that it will significantly affect our overall credit risk profile due to our credit policies.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there was a material weakness in the internal control over financial reporting related to the accounting treatment for our Apogee FBR and Hobet ABMet water treatment facilities and concluded that our internal control over financial reporting was not effective as of March 31, 2012 with respect to the accounting treatment for the Apogee FBR and Hobet ABMet water treatment facilities. Notwithstanding the material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with the accounting treatment for the Apogee FBR and Hobet ABMet water treatment facilities discussed above was subsequently identified and resulted in remediation activities subsequent to March 31, 2011.
Remediation of A Material Weakness in Internal Control Over Financial Reporting
On May 8, 2012, we filed a Form 10-K/A for the restatement of our consolidated financial statements for the years ended December 31, 2011 and 2010. This restatement is described more fully in Note 17, Restatement of Financial Statements, in the Notes to the Unaudited Condensed Consolidated Financial Statements. The accounting treatment for the costs of installing the Apogee FBR and Hobet ABMet water treatment facilities involves significant operational and accounting complexities. In remediating the material weakness that resulted in this restatement, we have added additional review procedures with the intent of widening the internal and external consultations with engineering and accounting experts in the areas that involve this breadth of complexity. In the future, such review procedures will include these increased consultations. As of the filing date of this Form 10-Q, management believes that as a result of implementation of these additional review procedures over the accounting treatment for these two water treatment facilities and the related environmental obligations, the material weakness in internal control over financial reporting has been remediated and that as of May 8, 2012, our internal controls over financial reporting are effective.
We are committed to a strong internal control environment and will continue to review the effectiveness of Patriot's internal controls over financial reporting and other disclosure controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 13 to the unaudited condensed consolidated financial statements included in Part I, Item 1. of this report relating to certain legal proceedings, which information is incorporated by reference herein.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K/A for the year ended December 31, 2011. The information below updates, and should be read in conjunction with, the risk factors for information disclosed under Item 1A. Risk Factors in the Form 10-K/A.
We could be materially adversely affected by the failure of financial institutions to fulfill their commitments with respect to our 2012 Facilities. If we are not able to incur debt on terms and at interest rates similar to those set forth in our commitment letter, or at all, our financial condition, results of operations and cash flows could be materially adversely impacted. The covenants in our existing credit facility and other debt indentures impose, and the covenants in our 2012 Facilities will impose, restrictions that could limit our operational and financial flexibility.

Our revolving credit facility matures in December 2013 and our $200 million of convertible notes mature in May 2013. As of March 31, 2012, we had $278 million of outstanding letters of credit against our revolving credit facility. There were no short term borrowings under our revolving credit facility. On May 8, 2012, we announced that we executed a commitment letter for $625 million in new term loan and revolving credit facility (the 2012 Facilities) with Citigroup Global Markets Inc.; Natixis, New York Branch; and Barclays Bank PLC (the Commitment Parties). We intend to use the proceeds of the 2012 Facilities to refinance existing debt, including the revolving credit facility and the $200 million of convertible notes. However, if the conditions precedent in such commitment letter are not satisfied or if one or more of the Commitment Parties fails to satisfy its obligations under the commitment letter, we may not be able to incur debt on terms and at interest rates that were set forth in such commitment letter or at all, we may be unable to refinance our maturing indebtedness, and we may not be able to comply with financial covenants in our existing revolving credit facility, which would have a materially adverse impact on our financial condition, results of operations and cash flows.

Our credit facility contains, and our 2012 Facilities are expected to contain, financial covenants which require us to maintain specified ratios of Consolidated Interest Coverage and Consolidated Net Leverage (each as defined in the credit facility and as are expected to be defined in the 2012 Facilities, as applicable). Our credit facility, the indenture governing our subordinated bonds and the agreements governing our other indebtedness also include, and our 2012 Facilities are expected to also include, additional covenants, that limit, among other things, additional debt, investments, acquisitions and capital expenditures, future dividends and asset sales. As described in other risk factors, issues such as global economic conditions, volatile financial markets, changing governmental regulation related to the production and use of our products, as well as competition from natural gas, create challenges for the coal industry and us. With the aforementioned risks and challenges, it is possible that we may not be able to comply with our financial covenants in the future. Failure to comply with our financial covenants would be an event of default under the terms of the credit facility. If we foresee that an event of default may occur under the credit facility, we would need to negotiate an amendment or waiver with our lenders, which may be expensive, and there can be no assurance that we would be able to negotiate a mutually acceptable amendment or waiver with our lenders. Upon the occurrence of an event of default under the credit facility, our lenders will be entitled to, among other things, accelerate payments of all outstanding loans, plus all accrued and unpaid interest thereon and any other amounts payable under the credit facility and we may not have sufficient funds to pay the total amount of accelerated obligations. Certain events of default under, and acceleration of, our credit facility could also result in the cross-acceleration of our subordinated bonds and subordinated convertible debentures. If an event of default occurs under the credit facility, our lenders may also exercise rights and remedies in respect of the collateral securing the credit facility or, upon closing thereof, the 2012 Facilities (including, among other things, to take possession and dispose of such collateral). Any acceleration in the repayment of our debt, or the exercise of rights and remedies in respect of the collateral by our lenders in connection therewith, would materially adversely affect our business.

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

PATRIOT COAL CORPORATION

Date:	May 9, 2012	By:	/s/ CHRISTOPHER K. KNIBB
Christopher K. Knibb Vice President - Controller & Chief Accounting Officer (On behalf of the registrant and as Principal Accounting Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

10.1
Consent Decree between Ohio Valley Environmental Coalition, Inc., West Virginia Highlands Conservancy, Inc. and Sierra Club and Patriot Coal Corporation, Apogee Coal Company, LLC, Catenary Coal Company, LLC and Hobet Mining, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on January 23, 2012.)

10.2
Amendment No. 2, dated as of January 31, 2012, to the Amended and Restated Credit Agreement dated as of May 5, 2010, among Patriot Coal Corporation, Bank of America, N.A., as administrative agent, L/C Issuer and Swing Line Lender, and lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on February 2, 2012.)

10.3
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

101**
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (v) the Notes to Unaudited Condensed Financial Statements.

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