Form 10-K/A
period 2011-12-31
Patriot Coal CORP
filed 2012-08-09
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends the annual report of Patriot Coal Corporation (the “Company”) on Form 10-K for the year ended December 31, 2011 originally filed on February 23, 2012 (the “Original Filing”), as previously amended by an Amendment No. 1 on Form 10-K/A filed on May 8, 2012 (“Amendment No.1”),  for the sole purpose of revising Item 9A. Controls and Procedures in response to a comment received from the Staff of the Securities and Exchange Commission.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No.2 contains new certifications by our Chief Executive Officer and our Chief Financial Officer, filed as exhibits hereto.  Accordingly, this Amendment No. 2 amends and restates Part IV, Item 15 (Exhibits and Financial Statement Schedules) to reflect the filing of these currently dated certifications.

Except as described above, Amendment No. 2 does not amend, update or change any other items or disclosures in the Original Filing as amended by Amendment No.1, including any of the financial information disclosed in Parts II and IV of the Original Filing as amended by Amendment No. 1, and does not purport to reflect any information or events subsequent to the filing thereof.

PART II

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

Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and the filing of Amendment No.1 and this Amendment No. 2, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that there was a material weakness in the internal control over financial reporting related to the accounting treatment for our Apogee FBR and Hobet ABMet water treatment facilities, and our Chief Executive Officer and Chief Financial Officer have subsequently concluded that our disclosure controls and procedures were not effective as of December 31, 2011.  Notwithstanding the material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Remediation of A Material Weakness in Internal Control Over Financial Reporting

The accounting treatment for the costs of installing the Apogee FBR and Hobet ABMet water treatment facilities involves significant operational and accounting complexities. The Apogee FBR and Hobet ABMet water treatment facilities are a part of our selenium water treatment obligation and related processes. The water treatment facilities have an anticipated 30 year useful life and their primary use will be for treatment of selenium exceedances in water discharges resulting from past mining under legacy permit standards. FBR technology had not been used to remove selenium or any other minerals discharged at coal mining operations prior to our pilot project performed in 2010. The FBR water treatment facility required by the September 1, 2010 ruling will be the first facility constructed for selenium removal on a commercial scale and neither FBR nor ABMet technology has been proven effective on a full-scale commercial basis at coal mining operations.

In remediating the material weakness that resulted in this restatement, we have added additional review procedures with the intent of widening the scope of the procedures to cover all selenium accruals and cost recognition. The remediation will incorporate internal and external consultations with engineering and accounting experts in the areas that involve this breadth of complexity. In the future, such review procedures will include these increased consultations. As of the date hereof, management has implemented its remediation plan and believes that as a result of implementation of these additional review procedures over the accounting treatment for  water treatment facilities and the related environmental obligations, the material weakness in internal control over financial reporting will be remediated. However, the above material weakness will not be considered remediated until the additional review procedures over accounting treatment for water treatment facilities have been operating effectively for an adequate period of time. Management will consider the status of this remedial effort when assessing the effectiveness of the Company’s internal controls over financial reporting and other disclosure controls and procedures as of December 31, 2012. For this reason, management concluded that the material weakness in internal control over financial reporting has not been remediated and that as of May 8, 2012 and August 9, 2012, our internal control over financial reporting was not effective.

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

PATRIOT COAL CORPORATION

/s/ IRL F. ENGELHARDT
Irl F. Engelhardt
Chief Executive Officer and Chairman of the Board

Date: August 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IRL F. ENGELHARDT	Chief Executive Officer and Chairman of the Board	August 9, 2012
Irl F. Engelhardt

/s/ MARK N. SCHROEDER	Senior Vice President and Chief Financial Officer (principal financial officer)	August 9, 2012
Mark N. Schroeder

/s/ J. JOE ADORJAN	Director	August 9, 2012
J. Joe Adorjan

/s/ B. R. BROWN	Director	August 9, 2012
B. R. Brown

/s/ MICHAEL P. JOHNSON	Director	August 9, 2012
Michael P. Johnson

/s/ JANIECE M. LONGORIA	Director	August 9, 2012
Janiece M. Longoria

/s/ JOHN E. LUSHEFSKI	Director	August 9, 2012
John E. Lushefski

/s/ ROBERT O. VIETS	Director	August 9, 2012
Robert O. Viets

Exhibit No.	Description of Exhibit
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

Exhibit No.	Description of Exhibit
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

10.47	Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.18 of the Registrant's Current Report on Form 8-K, filed on October 25, 2007.)

10.48	First Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.63 of the Registrant's Annual Report on Form 10-K, filed on February 24, 2010.)

10.49	Second Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.64 of the Registrant's Annual Report on Form 10-K, filed on February 24, 2010.)

10.50	Third Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.65 of the Registrant's Annual Report on Form 10-K, filed on February 24, 2010.)

10.51	Fourth Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 of the Registrant's Annual Report on Form 10-K, filed on February 25, 2011.)

10.52	Fifth Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.60 of the Registrant's Annual Report on Form 10-K, filed on February 25, 2011.)

10.53	Patriot Coal Corporation 401(k) Retirement Plan, as Amended and Restated. (Incorporated by reference to Exhibit 10.61 of the Registrant's Annual Report on Form 10-K, filed on February 25, 2011.)

Exhibit No.	Description of Exhibit
10.54	Patriot Coal Corporation Supplemental 401(k) Retirement Plan. (Incorporated by reference to Exhibit 10.16 of the Registrant's Current Report on Form 8-K, filed on November 6, 2007.)

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

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K, filed on February 23, 2012.)

23.1*	Consent of Independent Registered Accounting Firm dated May 8, 2012

23.2**	Consent of Independent Registered Accounting Firm dated August 9, 2012

31.1**
Certification of periodic financial report by Patriot Coal Corporation's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**
Certification of periodic financial report by Patriot Coal Corporation's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
32.1**	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation's Chief Executive Officer.

32.2**	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation's Chief Financial Officer.

95.1	Mine Safety Disclosure Exhibit (Incorporated by reference to Exhibit 95.1 of the Registrant's Annual Report on Form 10-K, filed on February 23, 2012.)

99.1	Patriot Coal Corporation Rights Adjustment Certificate dated July 28, 2008. (Incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K, filed on July 28, 2008).

101***
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

*	Filed with Amendment No. 1 on Form 10-K/A on May 8, 2012.

**	Filed herewith.

***
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