Form 10-Q/A
period 2012-03-31
Patriot Coal CORP
filed 2012-08-09
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) amends the quarterly report of Patriot Coal Corporation (the “Company”) on Form 10-Q for the quarter ended March 31, 2012 originally filed on May 9, 2012 (the “Original Filing”) for the sole purpose of revising Item 4. Controls and Procedures in response to comments received from the Staff of the Securities and Exchange Commission.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment contains new certifications by our Chief Executive Officer and our Chief Financial Officer, filed as exhibits hereto.  Accordingly, this amendment amends and restates Part II, Item 6 (Exhibits) to reflect the filing of these currently dated certifications.

Except as described above, the Amended Filing does not amend, update or change any other items or disclosures in the Original Filing, including any of the financial information disclosed in Parts II and IV of the Original Filing, and does not purport to reflect any information or events subsequent to the filing thereof.

PART I – FINANCIAL INFORMATION

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there was a material weakness in the internal control over financial reporting related to the accounting treatment for our Apogee FBR and Hobet ABMet water treatment facilities and concluded that our disclosure controls and procedures were not effective as of March 31, 2012. Notwithstanding the material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the condensed consolidated financial statements included in the Form 10-Q for the quarter ended March 31, 2012 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with the accounting treatment for the Apogee FBR and Hobet ABMet water treatment facilities discussed above was subsequently identified and resulted in remediation activities subsequent to March 31, 2012.

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

In remediating the material weakness that resulted in the restatement described above, we have added additional review procedures with the intent of widening the scope of the procedures to cover all selenium accruals and cost recognition.  The remediation will incorporate internal and external consultations with engineering and accounting experts in the areas that involve this breadth of complexity. In the future, such review procedures will include these increased consultations. As of the date hereof, management has implemented its remediation plan and believes that as a result of implementation of these additional review procedures over the accounting treatment for  water treatment facilities and the related environmental obligations, the material weakness in internal control over financial reporting will be remediated. However, the above material weakness will not be considered remediated until the additional review procedures over accounting treatment for water treatment facilities have been operating effectively for an adequate period of time. Management will consider the status of this remedial effort when assessing the effectiveness of the Company’s internal controls over financial reporting and other disclosure controls and procedures as of December 31, 2012. For this reason, management concluded that the material weakness in internal control over financial reporting has not been remediated and that as of May 8, 2012 and August 9, 2012, our internal control over financial reporting was not effective.

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

PATRIOT COAL CORPORATION

Date:	August 9, 2012	By:	/s/Mark N. Schroeder
Mark N. Schroeder Chief Financial and Accounting Officer (On behalf of the registrant and as Chief Financial and Accounting Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

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

*	Filed with the original Form 10-Q on May 9, 2012.
**	Filed herewith.
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