Form 10-Q
period 2012-06-30
Patriot Coal CORP
filed 2012-08-09
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 92,706,525 shares of common stock with a par value of $0.01 per share outstanding on August 3, 2012.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		Restated (1)		Restated (1)
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$518,273	$623,902	$1,002,611	$1,194,280
Other revenues	15,792	8,258	34,032	14,904
Total revenues	534,065	632,160	1,036,643	1,209,184
Costs and expenses
Operating costs and expenses	477,223	560,269	932,559	1,076,108
Depreciation, depletion and amortization	45,138	46,370	86,524	91,072
Asset retirement obligation expense	325,474	72,356	358,241	87,423
Sales contract accretion	—	(15,815)	(11,628)	(34,425)
Restructuring and impairment charge	9,597	137	42,458	284
Selling and administrative expenses	16,575	14,060	30,130	26,604
Net gain on disposal or exchange of assets	(1,157)	(9,372)	(2,668)	(9,415)
Income from equity affiliates	(720)	(2,998)	(1,700)	(2,920)
Operating loss	(338,065)	(32,847)	(397,273)	(25,547)
Interest expense and other	16,309	16,583	32,507	39,443
Interest income	(54)	(52)	(163)	(98)
Loss before income taxes	(354,320)	(49,378)	(429,617)	(64,892)
Income tax provision	—	218	—	613
Net loss	$(354,320)	$(49,596)	$(429,617)	$(65,505)

Weighted average shares outstanding, basic and diluted	92,847,229	91,284,418	92,349,430	91,284,370

Loss per share, basic and diluted	$(3.82)	$(0.54)	$(4.65)	$(0.72)

(1) See Note 18, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		Restated(1)		Restated(1)
	(Dollars in thousands)
Net loss	$(354,320)	$(49,596)	$(429,617)	$(65,505)
Accumulated actuarial loss and prior service credit realized in net loss	13,714	10,749	27,432	21,494
Net change in fair value of diesel fuel hedge	(5,781)	(1,387)	(1,377)	350
Other comprehensive income	7,933	9,362	26,055	21,844
Comprehensive loss	$(346,387)	$(40,234)	$(403,562)	$(43,661)

(1) See Note 18, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$46,009	$194,162
Accounts receivable and other, net of allowance for doubtful accounts of $138 as of June 30, 2012 and December 31, 2011	120,220	177,695
Inventories	137,640	98,366
Prepaid expenses and other current assets	33,767	28,191
Total current assets	337,636	498,414
Property, plant, equipment and mine development
Land and coal interests	2,934,707	2,935,796
Buildings and improvements	518,291	504,275
Machinery and equipment	785,274	735,207
Less accumulated depreciation, depletion and amortization	(1,063,451)	(973,157)
Property, plant, equipment and mine development, net	3,174,821	3,202,121
Investments and other assets	67,096	63,203
Total assets	$3,579,553	$3,763,738
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$418,395	$513,123
Below market sales contracts acquired	10,948	44,787
Current maturities of long-term debt (including debt in default of $464.0 million at June 30, 2012)	465,722	1,182
Total current liabilities	895,065	559,092
Long-term debt, less current maturities	7,832	441,064
Asset retirement obligations	737,644	424,974
Workers' compensation obligations	235,410	231,585
Postretirement benefit obligations	1,383,896	1,387,317
Obligation to industry fund	33,738	35,429
Below market sales contracts acquired, noncurrent	59,184	46,217
Other noncurrent liabilities	38,399	45,218
Total liabilities	3,391,168	3,170,896
Stockholders' equity
Common stock ($0.01 par value; 300,000,000 shares authorized; 92,745,837 and 91,885,338 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	927	919
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011)	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011)	—	—
Additional paid-in capital	976,267	977,169
Retained deficit	(429,834)	(216)
Accumulated other comprehensive loss	(358,975)	(385,030)
Total stockholders' equity	188,385	592,842
Total liabilities and stockholders' equity	$3,579,553	$3,763,738

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
		Restated (1)
	(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(429,617)	$(65,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	86,524	91,072
Amortization of deferred financing costs	3,986	3,651
Amortization of debt discount	5,076	4,673
Sales contract accretion	(11,628)	(34,425)
Loss on early repayment of notes receivable	—	5,868
Impairment charge	41,903	—
Net gain on disposal or exchange of assets	(2,668)	(9,415)
Income from equity affiliates	(1,700)	(2,920)
Distributions from equity affiliates	2,842	1,259
Stock-based compensation expense	(1,825)	6,791
Changes in current assets and liabilities:
Accounts receivable	53,485	(45,100)
Inventories	(39,275)	(6,510)
Other current assets	(5,796)	(900)
Accounts payable and accrued expenses	(90,849)	14,236
Asset retirement obligations	306,147	72,088
Workers' compensation obligations	3,464	5,050
Postretirement benefit obligations	24,189	28,335
Obligation to industry fund	(1,508)	(1,481)
Federal black lung collateralization	—	(14,990)
Other, net	(1,347)	(2,093)
Net cash provided by (used in) operating activities	(58,597)	49,684
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(96,761)	(67,822)
Additions to advance mining royalties	(11,268)	(12,163)
Acquisition of Coventry Mining Services, LLC	(2,530)	—
Net cash paid in litigation settlement and asset acquisition	—	(14,787)
Proceeds from disposal or exchange of assets	2,941	2,411
Proceeds from notes receivable	—	115,679
Other	(369)	—
Net cash provided by (used in) investing activities	(107,987)	23,318
Cash Flows From Financing Activities
Short-term borrowing under Pre-Petition Credit Agreement	25,000	—
Long-term debt payments	(1,182)	(2,116)
Deferred financing costs	(6,317)	(1,815)
Proceeds from employee stock programs	930	962
Net cash provided by (used in) financing activities	18,431	(2,969)
Net increase (decrease) in cash and cash equivalents	(148,153)	70,033
Cash and cash equivalents at beginning of period	194,162	193,067
Cash and cash equivalents at end of period	$46,009	$263,100

(1) See Note 18, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(1) Chapter 11 Reorganization Filings
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
Chapter 11 Reorganization Filings
On July 9, 2012 (the Petition Date), Patriot Coal Corporation, as a stand-alone entity, and substantially all of its wholly-owned subsidiaries (the Filing Subsidiaries and, together with Patriot, the Debtors) filed voluntary petitions for reorganization (the Chapter 11 Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Debtors' Chapter 11 cases are being jointly administered under the caption In re: Patriot Coal Corporation, et al. (Case No. 12-12900) (the Bankruptcy Case). None of our joint ventures were included in the filing and certain of our other subsidiaries were not included in the filing.
Effective July 10, 2012, the New York Stock Exchange (NYSE) suspended trading of our common stock and commenced proceedings to delist our common stock.  On August 6, 2012, our common stock was delisted from the NYSE. Our stock is now traded under the ticker symbol “PCXCQ” on the OTCQB marketplace, operated by OTC Markets Group Inc. (the OTC Markets).
At June 30, 2012, we were not in compliance with certain financial covenants of our pre-petition debt agreements. In addition, the filing of the Chapter 11 Petitions constituted an additional event of default under substantially all of our pre-petition debt agreements, and all principal, interest and other amounts due thereunder became immediately due and payable. Accordingly, the accompanying condensed consolidated balance sheet as of June 30, 2012 includes the reclassification of $439.0 million of our outstanding long-term debt in default to current liabilities. Any actions to enforce such payment obligations are stayed as a result of filing the Chapter 11 Petitions.
The Debtors are operating as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, the Debtors are authorized to, and continue to, operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.
Debtor-In-Possession (DIP) Financing
In connection with filing the Chapter 11 Petitions, the Debtors filed a motion seeking, among other things, Bankruptcy Court authorization for us to obtain post-petition financing, and for each Filing Subsidiary (other than EACC Camps, Inc.) and for Patriot Ventures LLC (collectively, the DIP Guarantors) to guaranty our obligations in connection with the DIP Facilities, up to an aggregate principal amount of $802.0 million, consisting of (a) a revolving credit loan in an amount not to exceed $125.0 million (First Out Revolving Credit Loan), (b) a term loan in the amount of $375.0 million (First Out Term Loan, and together with the First Out Revolving Credit Loan, the First Out Facility), and (c) a roll up (the "L/C Roll Up") of obligations under the Amended and Restated Credit Agreement, dated May 5, 2010 (the Pre-Petition Credit Agreement) in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility and, together with the First Out Facility, the DIP Facilities).
On July 11, 2012, the Bankruptcy Court entered an interim order (the Interim DIP Order) that, among other things, authorized us to borrow money and obtain letters of credit pursuant to the DIP Facilities and to guaranty such borrowings and our obligations with respect to such letters of credit, up to an aggregate principal or face amount of $677.0 million (plus interest, fees and other expenses and amounts), consisting of borrowings of up to an aggregate principal or face amount of $125.0 million under the First Out Revolving Credit Loan, $250.0 million under the First Out Term Loan, and up to $302.0 million under the Second Out Facility, in accordance with the terms of the Interim DIP Order. On August 3, 2012, the Bankruptcy Court entered a final order (the Final DIP Order) that, among other things, authorized us to borrow the full amount under the DIP Facilities in accordance with the terms of the Final DIP Order. The maturity date of the DIP Facilities is October 4, 2013, but may be extended to December 31, 2013 provided certain conditions are met.
For additional information on the DIP Facilities, see Note 10 - Debt and Credit Facilities.

Reorganization Process
The Bankruptcy Court has approved payment of certain of our pre-petition obligations, including employee wages, salaries and certain benefits, shippers and critical vendors. The Debtors can continue to pay vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petitions and certain other business-related payments necessary to maintain the operation of our business. We have retained legal and financial professionals to advise us on the bankruptcy proceedings. From time to time, we may seek the Bankruptcy Court's approval for the retention of additional professionals.
Immediately after filing the Chapter 11 Petitions, we began notifying all known current or potential creditors of the Debtors of the bankruptcy filings. Subject to certain exceptions under the Bankruptcy Code, the filing of the Chapter 11 Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 Petitions. Thus, for example, most creditor actions to obtain possession of property from us, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.
As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the Creditors' Committee). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.
On July 18, 2012, the United Mine Workers of America (UMWA) filed a motion requesting that the venue for our Chapter 11 filing be transferred to the Bankruptcy Court for the Southern District of West Virginia. On August 7, 2012, several surety companies filed a separate motion requesting the same transfer. The Company will be contesting these motions, which are expected to be ruled on by the Bankruptcy Court in September 2012.
Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.
In order to successfully exit Chapter 11, we will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization, among other things, would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to emerging from bankruptcy.
We have the exclusive right for 120 days after the filing of the Chapter 11 Petitions to file a plan of reorganization. We will likely file one or more motions to request extensions of this exclusivity period, which are routinely granted up to 18 months in bankruptcy cases of this size and complexity. If our exclusivity period lapses, any party-in-interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.
Our timing for filing a plan of reorganization will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.
Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.
For periods subsequent to filing the Chapter 11 Petitions, we will apply the Financial Accounting Standards Board Accounting Standards Codification 852, "Reorganizations" (ASC 852), in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings will be recorded in a reorganization line item on the consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the consolidated balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
Going Concern Matters
The accompanying consolidated financial statements and related notes have been prepared assuming we will continue as a going concern, although the Bankruptcy Case and weak industry conditions and financial markets raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, market conditions and our ability to improve profitability, obtain financing to replace the DIP Facilities and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Court. In order to improve profitability, we are taking actions to further reduce operating expenses and continuing to align our production to meet market demand. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.

(2) Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Patriot and its subsidiaries. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments: Appalachia and the Illinois Basin. See Note 11 for our segment disclosures.
On May 8, 2012, we amended our Annual Report on Form 10-K for the year ended December 31, 2011. See Note 18, Restatement of Financial Statements, for detailed information on the effect of this restatement on the statements of operations for the three and six months ended June 30, 2011 and the statements of cash flows for the six months ended June 30, 2011.
On August 9, 2012, we filed (i) an amendment to our Form 10-K/A for the year ended December 31, 2011 as filed on May 8, 2012 for the purpose of revising Item 9A. Controls and Procedures and (ii) an amendment to our Form 10-Q for the period ended March 31, 2012 as filed on May 9, 2012 for the purpose of revising Item 4. Controls and Procedures, in each case in response to comments received from the staff of the Securities and Exchange Commission (SEC). There was no impact on our previously issued financial statements from these August 2012 amendments.
The accompanying condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three and six months ended June 30, 2012 may not necessarily be indicative of the results for the year ending December 31, 2012.

(3) New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance which requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. We adopted this guidance effective January 1, 2012. This guidance does not affect our results of operations or financial condition.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(4) Net Gain on Disposal or Exchange of Assets and Other Transactions
In the normal course of business, we enter into certain asset sales and exchange agreements, which involve swapping non-strategic coal mineral rights or other assets for cash, other assets or coal mineral rights that are strategic to our operations.
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
Other Transactions
Effective March 1, 2012, we acquired Coventry Mining Services, LLC, and its subsidiaries, which employs the workforce for our Kanawha Eagle mining complex. The purchase price of $2.5 million was recorded as an intangible asset in accordance with asset acquisition authoritative guidance. The intangible asset will be amortized over the life of the mine where the workforce is located, currently expected to be approximately 10 years.
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
“Other revenues” includes payments from customer settlements, royalties related to coal lease agreements and farm income. During the first half of 2012, certain customers requested to cancel or delay shipment of coal contracted for 2012 and 2013 deliveries. In certain situations, we agreed to release the customers from their commitments in exchange for a cash settlement. In the three and six months ended June 30, 2012, we recognized revenue of $13.5 million and $20.5 million, respectively, related to these cash settlements. Additionally, in the six months ended June 30, 2012, we received $8.3 million related to the settlement of a customer contract dispute concerning coal deliveries in prior years that was settled through mediation in the first quarter of 2012. In the three and six months ended June 30, 2011, we recognized $2.4 million and $5.1 million, respectively, of income as underlying tons were shipped from a coal purchase option sold in a prior year. Additionally, we monetized future coal reserve royalty payments for $2.2 million in the second quarter of 2011.
We were a defendant in litigation involving Peabody Energy Corporation (Peabody), in relation to their negotiation and June 2005 sale of two properties previously owned by two of our subsidiaries, which was filed prior to our 2007 spin-off from Peabody. In May 2011, this litigation was settled. As part of the settlement, we made a payment of $14.8 million and ownership of the related assets and liabilities reverted back to us. The assets include coal reserves at the former Tygart River mine site in West Virginia and surface land related to the former Will Scarlet mine site in Illinois. The liabilities include the reclamation obligations related to these assets. The assets were recorded at the value of the settlement consideration, which included $17.6 million of estimated reclamation liabilities assumed, resulting in no significant impact to our results of operations in the second quarter of 2011.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(5) Restructuring, Impairment and Other Charges
In accordance with ASC 360, "Impairment and Disposal of Long-Lived Assets," long-lived assets held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. In the second quarter of 2012, as a result of weaker industry fundamentals and coal demand, and the significant decline in value of our equity securities and debt instruments, we performed an impairment review. Recoverability of long-lived assets was assessed based on the carrying value of these assets compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset, as well as specific appraisal in certain circumstances. An impairment loss is recognized when the carrying amount is not considered to be recoverable and exceeds fair value. As a result of this impairment review, at June 30, 2012, we recorded a $1.4 million impairment charge on certain coal reserves located in our Appalachia segment.
In June 2012, we idled our Freedom Mine at the Bluegrass mining complex, which is reported in our Illinois Basin segment, due to the continued weakened demand for thermal coal. The Freedom Mine produced approximately 1.2 million tons of thermal coal in 2011. We also adjusted certain mining plans at our Kanawha Eagle mining complex which resulted in the early closure of one of our thermal coal mines at this mining complex. The Kanawha Eagle mining complex is reported in our Appalachia segment. In the second quarter of 2012, we recorded an $8.2 million restructuring and impairment charge related to these two mines, which primarily consisted of the write-off of infrastructure, mine development and certain equipment. We also recorded a $4.1 million charge to asset retirement obligation expense to adjust the liability for the accelerated closure and to write-off the related asset.
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
In the second quarter of 2010, we recorded a $14.8 million restructuring and impairment charge related to the early closure of the Harris No. 1 mine and further rationalization of our operations at the Rocklick mining complex, which included a $12.0 million restructuring component for payment of remaining operational contracts to be made with no future economic benefit. In each of the three and six months ended June 30, 2012, we recorded accretion of $0.1 million and $0.2 million, respectively, related to the discounted future payment obligation. In each of the three and six months ended June 30, 2011, we recorded accretion of $0.1 million and $0.3 million, respectively, related to the discounted future payment obligation. At June 30, 2012 and December 31, 2011, the restructuring liability totaled $5.8 million, of which $2.3 million was the current portion, and $10.1 million, of which $4.5 million was the current portion, respectively.

(6) Postretirement Benefit Costs
Net periodic postretirement benefit costs included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Service cost for benefits earned	$1,383	$1,400	$2,765	$2,805
Interest cost on accumulated postretirement benefit obligation	18,208	19,269	36,415	38,538
Amortization of actuarial losses	14,007	10,988	28,015	21,365
Amortization of prior service credit	(202)	(202)	(405)	(405)
Net periodic postretirement benefit costs	$33,396	$31,455	$66,790	$62,303
(7) Income Tax Provision
For the three and six months ended June 30, 2012, we recorded no income tax provision. For the three and six months ended June 30, 2011, we recorded an income tax provision of $0.2 million and $0.6 million, respectively, primarily related to certain state taxes. We anticipate a tax net operating loss for the year ending December 31, 2012 for which no benefit will be recognized.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(8) Earnings per Share
Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.
The effect of dilutive securities excludes certain stock options, restricted stock units and convertible debt-related shares because the inclusion of these securities was antidilutive to earnings per share. For the three and six months ended June 30, 2012 and 2011, no common stock equivalents were included in the computation of the diluted loss per share because we reported a net loss.
Accordingly, 1.8 million shares for the three and six months ended June 30, 2012 and 3.3 million shares for the three and six months ended June 30, 2011 related to stock-based compensation awards were excluded from the diluted loss per share calculation. In addition, 3.0 million common shares related to the convertible notes were excluded from the diluted loss per share calculation for both periods.
(9) Inventories
Inventories consisted of the following:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Materials and supplies	$56,469	$62,474
Saleable coal	58,349	23,806
Raw coal	22,822	12,086
Total	$137,640	$98,366

Materials, supplies and coal inventory are valued at the lower of average cost or market. Saleable coal represents coal stockpiles that will be sold in current condition. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs. The increase in saleable and raw coal from December 31, 2011 to June 30, 2012 was primarily due to weakened demand for thermal and metallurgical coal driven by low natural gas prices, mild weather and weaker international and domestic economies in the first half of 2012.

(10) Debt and Credit Facilities
At June 30, 2012 and December 31, 2011, both prior to our Chapter 11 Petitions, our total indebtedness consisted of the following:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
8.25% Senior Notes due 2018	$248,685	$248,573
3.25% Convertible Senior Notes due 2013	190,342	185,379
Short-term borrowings	25,000	—
Capital leases	2,415	—
Promissory notes	7,112	8,294
Total long-term debt	473,554	442,246
Less current maturities of long-term debt (including debt in default of $464.0 million at June 30, 2012)	(465,722)	(1,182)
Long-term debt, less current maturities	$7,832	$441,064
On May 5, 2010, we entered into a $427.5 million Pre-Petition Credit Agreement with a maturity date of December 31, 2013. The Pre-Petition Credit Agreement provided for the issuance of letters of credit and direct borrowings. In January 2011 and 2012, we entered into amendments to the Pre-Petition Credit Agreement which, among other things, modified certain limits and minimum requirements of our financial covenants.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

In March 2010, we entered into a $125 million accounts receivable securitization program, which provided for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade accounts receivable to the creditors as collateral for any borrowings. Available liquidity under the program fluctuates with the balance of our trade accounts receivable. The outstanding trade accounts receivable balance was $117.2 million and $171.0 million as of June 30, 2012 and December 31, 2011, respectively.
Default of Pre-Petition Financing
At June 30, 2012, we were not in compliance with certain financial covenants of our pre-petition debt agreements. In addition, the filing of the Chapter 11 Petitions constituted an additional event of default under the following debt agreements, each of which provides that, as a result of the events of default, all principal, interest and other amounts due thereunder became immediately due and payable:

•
the Pre-Petition Credit Agreement, with respect to outstanding letters of credit in an aggregate principal amount of $300.8 million as of June 30, 2012 and the Petition Date, plus accrued and unpaid interest thereon and borrowings in an aggregate principal amount of $25.0 million as of June 30, 2012 and the Petition Date, plus accrued and unpaid interest thereon;

•	the Indenture dated as of May 28, 2008 with respect to an aggregate principal amount of $200.0 million of 3.25% Convertible Senior Notes due 2013 plus accrued and unpaid interest thereon;

•	the Indenture dated as of May 5, 2010 with respect to an aggregate principal amount of $250.0 million of 8.25% Senior Notes due 2018 plus accrued and unpaid interest thereon; and

•
the $125.0 million accounts receivable securitization program with respect to outstanding letters of credit in an aggregate principal amount of $51.8 million as of June 30, 2012 and the Petition Date, plus accrued and unpaid interest thereon.

The ability of the creditors to seek remedies to enforce their rights under these pre-petition debt agreements is automatically stayed as a result of the filing of the Chapter 11 Petitions, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
As a result of the defaults under the pre-petition debt agreements, the accompanying condensed consolidated balance sheet as of June 30, 2012 includes the reclassification of $439.0 million of our outstanding long-term debt in default to current liabilities. In the second quarter of 2012, we incurred legal and professional fees totaling $4.7 million related to the DIP Facilities. These costs were capitalized as of June 30, 2012 and will be expensed with the other fees associated with this financing arrangement in the third quarter of 2012.
DIP Financing
In connection with filing the Chapter 11 Petitions, the Debtors filed a motion seeking, among other things, Bankruptcy Court authorization for us to obtain the DIP Facilities, and for the DIP Guarantors to guaranty our obligations in connection with the DIP Facilities, up to an aggregate principal amount of $802.0 million, consisting of (a) a First Out Revolving Credit Loan in an amount not to exceed $125.0 million, (b) a First Out Term Loan in the amount of $375.0 million, and (c) a roll up of obligations under the Pre-Petition Credit Agreement in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility).
On July 11, 2012, the Bankruptcy Court entered the Interim DIP Order that, among other things, authorized us to borrow money and obtain letters of credit pursuant to the DIP Facilities and to guaranty such borrowings and our obligations with respect to such letters of credit, up to an aggregate principal or face amount of $677.0 million (plus interest, fees and other expenses and amounts), consisting of borrowings of up to an aggregate principal or face amount of $125.0 million under the First Out Revolving Credit Loan, $250.0 million under the First Out Term Loan, and up to $302.0 million under the Second Out Facility, in accordance with the terms of the Interim DIP Order and the DIP Facilities. On August 3, 2012, the Bankruptcy Court entered the Final DIP Order that, among other things, authorized us to borrow the full amount under the DIP Facilities in accordance with the terms of the Final DIP Order and the DIP Facilities. The Final DIP Order amended certain provisions of the DIP Facilities, including, among other things, the definition of “Applicable Rate” in the First Out DIP Credit Agreement.
First Out Facility
On July 9, 2012, Patriot and the DIP Guarantors entered into a Superpriority Secured Debtor-in-Possession Revolving and Term Loan Credit Agreement (the First Out DIP Credit Agreement). Our obligations under the First Out DIP Credit Agreements are guaranteed by each DIP Guarantor.  On July 11, 2012, the conditions precedent to closing and the initial borrowing were satisfied and the First Out DIP Credit Agreement became effective.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

First Out Revolving Credit Loans will bear interest at a rate per annum equal to the Eurocurrency Rate (as defined in the First Out DIP Credit Agreement) plus 3.25% or the Base Rate (as defined in the First Out DIP Credit Agreement) plus 2.25%.  First Out Term Loans will bear interest at a rate per annum equal to the Eurocurrency Rate plus 7.75% or the Base Rate plus 6.75%.  In addition, a commitment fee of 0.75% per annum is required for unutilized commitments under the First Out Facility. Upon the occurrence and during the continuance of an event of default under the First Out DIP Credit Agreement, the interest rate increases by 2.00% per annum.
On July 11, 2012, we received proceeds of $250 million under the First Out Term Loan and utilized a portion of the funds to repay pre-petition debt of $25 million and pay DIP Facilities fees of $30 million. Letters of credit of $53 million were issued under the First Out Revolving Credit Loan to replace pre-petition letters of credit outstanding under the accounts receivable securitization program that was cancelled. On August 6, 2012, we received the remaining proceeds of $125 million under the First Out Term Loan and utilized a portion of the funds to pay additional DIP Facilities fees of $1.6 million.
Borrowings under the First Out Facility are to be repaid on the earlier of (i) the date that is 450 days after the closing date (the Initial Maturity Date, which is October 4, 2013) provided that the Initial Maturity Date can be extended until December 31, 2013 subject to certain specified conditions, (ii) prepayment by Patriot of all outstanding principal and accrued but unpaid interest, (iii) the date of termination of the commitment of each lender and of the obligation of the L/C Issuers (as defined in the First Out DIP Credit Agreement) to make letter of credit extensions pursuant to the First Out DIP Credit Agreement, (iv) the date that is 30 days (or in certain specified circumstances, 45 days) after July 11, 2012 if the Bankruptcy Court has not entered a final order prior to such date or such later date as approved by the required lenders, (v) the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Bankruptcy Court and (vi) the date of dismissal of the Bankruptcy Case by the Bankruptcy Court. An extension fee of 0.25% of the Revolving Credit Commitments and Term Loans is due if we elect to extend the maturity date of the First Out Facility.
The First Out DIP Credit Agreement provides for representations and warranties by Patriot and the DIP Guarantors that are customary for facilities of this type.  The First Out DIP Credit Agreement further provides for affirmative and negative covenants applicable to Patriot and its subsidiaries, including affirmative covenants requiring Patriot to provide financial information, 13-week projections and other information including, upon request, environmental or mining site assessments or audit reports to the administrative agent under the First Out DIP Credit Agreement (the First Out DIP Agent), and negative covenants restricting the ability of Patriot and its subsidiaries to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions.  The First Out DIP Credit Agreement also provides financial covenants applicable to Patriot and its subsidiaries, including compliance with requirements relating to minimum consolidated EBITDA, maximum capital expenditures and minimum liquidity.
The First Out DIP Credit Agreement provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of Patriot's and the DIP Guarantors' representations and warranties, breaches by Patriot or the DIP Guarantors of their covenants in the First Out DIP Credit Agreement or ancillary loan documents, cross-defaults under other agreements or instruments, the entry of material judgments against Patriot or its subsidiaries, or revocation of the intercreditor and priority of payment provisions contained in the Pledge and Security and Intercreditor Agreement (as defined below).  The First Out DIP Credit Agreement also includes customary events of default that may arise in connection with the Chapter 11 Petitions, including dismissal or conversion of the Debtors' cases.
Second Out Facility and Second Out Guarantee
We entered into an Amended and Restated Superpriority Secured Debtor-in-Possession Credit Agreement dated as of July 11, 2012 (the Second Out DIP Credit Agreement).  Our obligations under the Second Out DIP Credit Agreement are guaranteed by the DIP Guarantors pursuant to the Amended and Restated Guarantee (the Second Out Guarantee) dated as of July 11, 2012, made by Patriot and the DIP Guarantors in favor of the administrative agent under the Second Out DIP Credit Agreement (the Second Out DIP Agent).  On July 13, 2012, the conditions precedent to closing were satisfied and the Second Out DIP Credit Agreement and the Second Out Guarantee became effective.
Letter of credit fees under the Second Out Facility will be paid at a rate equal to 4.50% per annum.  The letter of credit borrowings under the Second Out Facility will bear interest at a rate per annum equal to the Eurocurrency Rate plus 8.00% or the Base Rate plus 7.00% per annum.  Upon the occurrence and during the continuance of an event of default under the Second Out DIP Credit Agreement, the interest rate will increase by 2.00% per annum. On July 13, 2012, letters of credit of $302 million were issued under the Second Out Facility and used to replace pre-petition letters of credit outstanding under the Pre-Petition Credit Agreement.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

All letter of credit borrowings under the Second Out Facility are to be repaid on the earlier of (i) the Initial Maturity Date provided that the Initial Maturity Date can be extended until December 31, 2013 subject to certain specified conditions, (ii) the date on which the obligation of the letter of credit issuers to permit the extension of the expiry date of any letter of credit is terminated upon direction from the Second Out DIP Agent in the case of an event of default, (iii) the date that is 30 days (or in certain specified circumstances, 45 days) after July 11, 2012 if the Bankruptcy Court has not entered a final order prior to such date or such later date as approved by the required lenders, (iv) the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Bankruptcy Court and (v) the date of dismissal of the Bankruptcy Case by the Bankruptcy Court.
The Second Out DIP Credit Agreement provides for representations and warranties by Patriot and the DIP Guarantors, affirmative and negative covenants applicable to Patriot and its subsidiaries and events of default that are substantially similar to the representations, warranties, covenants and events of default under the First Out DIP Credit Agreement.
Pledge, Security and Intercreditor Agreement
On July 11, 2012, Patriot and the DIP Guarantors entered into a Debtor-in-Possession Pledge and Security and Intercreditor Agreement (the Pledge, Security and Intercreditor Agreement) with the First Out DIP Agent and Second Out DIP Agent.  The obligations of Patriot and the DIP Guarantors under the DIP Facilities are secured by a lien covering substantially all of the assets, rights and properties of Patriot and the DIP Guarantors, subject to certain exceptions set forth in the Pledge, Security and Intercreditor Agreement.  The Pledge, Security and Intercreditor Agreement also sets forth the seniority and priority of the respective liens on Patriot's and the DIP Guarantors' assets for the benefit of the lenders under the First Out Revolving Credit Loan, the First Out Term Loan and the Second Out Facility.
(11) Segment Information
We report our operations through two reportable operating segments, Appalachia and Illinois Basin. The Appalachia and Illinois Basin segments primarily consist of our mining operations in West Virginia and Kentucky, respectively. The principal business of the Appalachia segment is the mining and preparation of thermal coal, sold primarily to electricity generators, and metallurgical coal, sold to steel and coke producers. The principal business of the Illinois Basin segment is the mining and preparation of thermal coal, sold primarily to electricity generators. For the six months ended June 30, 2012 and 2011, our sales to electricity generators were 78% and 76% of our total volume, respectively. Our sales to steel and coke producers were 22% and 24% of our total volume for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, our export sales were 47% and 30% of our total volume, respectively. For the six months ended June 30, 2012 and 2011, our revenues attributable to foreign countries, based on where the product was shipped, were $491.2 million and $456.3 million, respectively. For the six months ended June 30, 2012, there are no material revenues attributable to any individual foreign country for which we can determine the final destination of the shipment. For certain sales made in 2012 through third-party arrangements, it is impracticable to determine sales by individual foreign country. For the six months ended June 30, 2011, there are no material revenues attributable to any individual foreign country.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Operating segment results for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$452,091	$81,974	$—	$534,065	$859,508	$177,135	$—	$1,036,643
Adjusted EBITDA	94,236	8,838	(60,930)	42,144	178,034	21,737	(121,449)	78,322
Additions to property, plant, equipment and mine development	49,113	10,459	—	59,572	83,029	13,719	13	96,761
Income from equity affiliates	720	—	—	720	1,700	—	—	1,700

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Restated(1)				Restated(1)
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$551,394	$80,766	$—	$632,160	$1,053,718	$155,466	$—	$1,209,184
Adjusted EBITDA	120,306	(653)	(49,452)	70,201	223,099	1,767	(106,059)	118,807
Additions to property, plant, equipment and mine development	33,205	5,560	334	39,099	59,156	8,000	666	67,822
Income from equity affiliates	2,998	—	—	2,998	2,920	—	—	2,920

A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		Restated(1)		Restated(1)
	(Dollars in thousands)
Total Adjusted EBITDA	$42,144	$70,201	$78,322	$118,807
Depreciation, depletion and amortization	(45,138)	(46,370)	(86,524)	(91,072)
Asset retirement obligation expense	(325,474)	(72,356)	(358,241)	(87,423)
Sales contract accretion	—	15,815	11,628	34,425
Restructuring and impairment charge	(9,597)	(137)	(42,458)	(284)
Interest expense and other	(16,309)	(16,583)	(32,507)	(39,443)
Interest income	54	52	163	98
Income tax provision	—	(218)	—	(613)
Net loss	$(354,320)	$(49,596)	$(429,617)	$(65,505)
(1) See Note 18, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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
We have commodity price risk related to our diesel fuel purchases. To manage a portion of this risk, we enter into heating oil and ultra low sulfur diesel swap contracts with financial institutions. The changes in diesel fuel prices and the prices of these financial instruments are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. We expect to purchase approximately 24 million gallons of diesel fuel annually across all operations in 2012. As of June 30, 2012, the notional amounts outstanding for the swaps included 6.6 million gallons of heating oil expiring throughout 2012, as well as 4.0 million gallons of ultra low sulfur diesel expiring in 2013. For the three and six months ended June 30, 2012 we recognized a net gain of $0.1 million and $1.1 million in earnings on settled contracts, respectively. For the three and six months ended June 30, 2011, we recognized a net gain of $1.6 million and $2.6 million in earnings on settled contracts, respectively. The portion of the fair value for the cash flow hedges deemed ineffective for the three and six months ended June 30, 2012 and 2011 was immaterial.
The following table presents amounts related to our fuel derivative instruments and hedging activities included in the condensed consolidated balance sheets. See Unaudited Condensed Consolidated Statements of Comprehensive Income for the impact of our fuel hedges on comprehensive loss.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)

Fair value of current fuel contracts (Prepaid expenses and other current assets)	$—	$251
Fair value of noncurrent fuel contracts (Investments and other assets)	—	112
Fair value of current fuel contracts (Accounts payable and accrued expenses)	1,068	168
Fair value of noncurrent fuel contracts (Other noncurrent liabilities)	125	11
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

The following table summarizes the fair value of our remaining financial instruments:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$—	$363
Liabilities:
Fuel contracts, cash flow hedges	1,193	179
$200 million of 3.25% Convertible Senior Notes due 2013	52,028	183,000
$250 million of 8.25% Senior Notes due 2018	87,500	239,468
All of the instruments above were valued using Level 2 inputs. The fair value of the Convertible Senior Notes and the 8.25% Senior Notes was estimated using the last traded value on the last day of each period, as provided by a third party.
(14) Commitments and Contingencies
The Bankruptcy Case
On July 9, 2012, the Debtors filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court.  The Debtors' Chapter 11 cases are being jointly administered under the caption In re: Patriot Coal Corporation, et al. (Case No. 12-12900) (the Bankruptcy Case).   The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As a result of the Chapter 11 Petitions, much of the pending litigation against the Debtors is stayed. Subject to certain exceptions and approval by the Bankruptcy Court, during the Chapter 11 process, no party can take further actions to recover pre-petition claims against the Debtors.
Commitments
As of June 30, 2012, purchase commitments for equipment totaled $66.9 million primarily related to our build out of metallurgical coal production. Of this amount, we have equipment totaling $41.9 million scheduled for delivery in 2012, with the remainder in subsequent years. We typically finance a significant portion of equipment through leasing arrangements; however, our ability to enter into new agreements during bankruptcy may be more difficult.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

On October 8, 2009, a motion to enter a modified settlement and consent order in the Hobet WVDEP Action was submitted to the Boone County Circuit Court. This motion to modify the settlement and consent order was jointly filed by Patriot and the WVDEP. On December 3, 2009, the Boone County Circuit Court approved and entered a modified settlement and consent order (the December 2009 Consent Order) to, among other things, extend coverage of the September 5, 2008 settlement and consent order to two additional permits and extend the date to achieve full compliance with our NPDES permits from April 2010 to July 2012. One of the two additional permits subject to such extension, Hobet Surface Mine No. 22, was subsequently addressed in the September 1, 2010 U.S. District Court Ruling, as further discussed below.
In May 2012, a draft modification to the December 2009 Consent Order in the Hobet WVDEP Action was submitted to the Boone County Circuit Court. WVDEP and Hobet jointly requested an extension of the July 2012 compliance date while further refinements to the consent decree were discussed. The Boone County Circuit Court approved an extension of the compliance date from July 1, 2012 to August 30, 2012.
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
Other WVDEP Actions
On April 23, 2010, WVDEP filed a lawsuit against Catenary Coal Company, LLC (Catenary), one of our subsidiaries, in the Boone County Circuit Court. We refer to this case as the Catenary WVDEP Action. This lawsuit alleged that Catenary had discharged selenium from its surface mining operations in violation of certain of its NPDES and surface mining permits. WVDEP is seeking fines and penalties as well as injunctions prohibiting Catenary from discharging pollutants, including selenium, in violation of laws and NPDES permits. The Catenary WVDEP Action has been consolidated with the Hobet WVDEP Action, and permits

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

contained in the Catenary WVDEP Action were included in the draft modified settlement and consent order in the Hobet WVDEP Action which was submitted to the Boone County Circuit Court in May 2012. The permits contained in the Catenary WVDEP Action are also included in the February 2011 Litigation discussed below.
On June 11, 2010, WVDEP filed a lawsuit against Apogee in the Logan County Circuit Court, alleging discharge of pollutants, including selenium, in violation of certain of its NPDES and SMCRA permits. We refer to this case as the Apogee WVDEP Action. The permits contained in the Apogee WVDEP Action are also included in the February 2011 Litigation discussed below. WVDEP is seeking fines and penalties as well as injunctions prohibiting Apogee from discharging pollutants, including selenium, in violation of laws and NPDES permits. No trial date is currently scheduled in the Apogee WVDEP Action and we remain engaged with the WVDEP regarding resolution of the Apogee WVDEP Action.
We are unable to predict the likelihood of success of the plaintiffs' claims. Although we intend to defend ourselves vigorously against these allegations, we may consider alternative resolutions to these matters if they would be in the best interest of the Company. The compliance deadline for outfalls covered by these lawsuits was addressed in the comprehensive consent decree entered on March 15, 2012, and we are taking steps to resolve these lawsuits on terms that are not inconsistent with the comprehensive consent decree.
September 1, 2010 U.S. District Court Ruling
On September 1, 2010, the U.S. District Court found Apogee in contempt for failing to comply with the March 19, 2009 consent decree entered in the Federal Apogee Case. Apogee was ordered to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits at these three outfalls by March 1, 2013. In September 2010, we increased the portion of the selenium water treatment liability related to Apogee by $69.5 million ($48.8 million related to installation costs and $20.7 million related to operating costs) for the fair value of the estimated costs related to these three outfalls. This charge was reflected in “Asset retirement obligation expense” in the consolidated statement of operations. As of June 30, 2012, we have spent approximately $27.9 million on the Apogee FBR facility and the total expenditures are estimated to be approximately $55 million. We began construction on the Apogee FBR facility in the third quarter of 2011.
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
In December 2011, the Special Master appointed by the U.S. District Court to oversee the Hobet Surface Mine No. 22 project approved Hobet's request to substitute ABMet selenium treatment technology for the FBR technology at this outfall. The U.S. District Court subsequently confirmed this substitution. We continue to design and seek permits for the Hobet ABMet facility and began construction on the facility in the second quarter of 2012. The estimated total expenditures for completing the ABMet water treatment facility are approximately $25.0 million, less than the estimated $40.0 million to build the Hobet FBR facility. As of June 30, 2012, we have spent approximately $4.4 million on the Hobet ABMet water treatment facility. In December 2011, we decreased the portion of the selenium water treatment liability related to Hobet Surface Mine No. 22 by $25.6 million ($15.3 million related to installation costs and $10.3 million related to operating costs) due to the change in the technology approved by the Special Master. On July 25, 2012, the U.S. District Court amended the compliance date in the order to May 18, 2013.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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
Selenium Water Treatment Liability
We increased our selenium water treatment liability during the second quarter of 2012 by $307.4 million to recognize our modification to the selenium compliance plan as described below.
A reconciliation of our liability for asset retirement obligations is as follows:

	June 30, 2012
	Reclamation Obligations	Selenium Water Treatment Obligations	Total
	(Dollars in thousands)
Balance at December 31, 2011	$292,050	$195,991	$488,041
Liabilities incurred	2,695	—	2,695
Liabilities settled or disposed	(26,665)	(25,429)	(52,094)
Accretion expense	13,205	9,417	22,622
Revisions to estimate	16,326	307,374	323,700
Balance at June 30, 2012	297,611	487,353	784,964
Less current portion (included in Accrued expenses)	—	(47,320)	(47,320)
Asset retirement obligations	$297,611	$440,033	$737,644

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

We estimated the costs to treat our selenium discharges in excess of allowable limits at a fair value of $85.2 million at the Magnum acquisition date. This liability was recorded in the purchase accounting for the Magnum acquisition based on the estimated costs of installing Zero Valent Iron (ZVI) water treatment technology, which was the most successful selenium treatment methodology at the time based on our testing results. At the time we recorded this liability, it reflected the estimated total costs of the planned ZVI water treatment installations to be implemented and maintained in consideration of the requirements of our mining permits, court orders, and consent decrees. This estimate was prepared considering the dynamics of legislation, capabilities of available technology and our planned water treatment strategy.
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
Prior to the second quarter of 2012, the liability to treat selenium discharges at outfalls not addressed in the September 1, 2010 ruling continued to be based on the use of the ZVI technology as there was no other definitive plan to install any technology other than ZVI. During the three months ended June 30, 2012, we modified our selenium water treatment compliance plan from ZVI technology to installing and operating Iron Facilitated Selenium Reduction (IFSeR) technology. Installation and operating costs for the IFSeR technology are materially higher than ZVI technology due in part to the more technologically advanced processing system. IFSeR was developed in response to our need to resolve certain detailed design considerations for ZVI technology. While ZVI water treatment systems decreased selenium discharges, they had not performed consistently in reducing selenium concentrations to compliant levels. IFSeR incorporates various design enhancements including utilizing ZVI media in a different configuration than the original ZVI water treatment technology.
Our comprehensive consent decree with the plaintiffs in the February 2011 Litigation requires that we select water treatment technology by category beginning with the first category in September 2012 and ending with the last category in September 2014. We performed pilot testing on IFSeR technology in early 2012 and concluded the testing in May 2012. In May 2012, related to the comprehensive consent decree for the February 2011 Litigation, we submitted IFSeR technology to the Special Master for his review and approval. On July 18, 2012, the Special Master certified that IFSeR may be considered as a listed technology for Category 1 outfalls, subject to our submitting responses to the Special Master’s final comments provided that same date. We will respond to these technical comments by August 10, 2012 and anticipate that the responses will resolve outstanding issues raised by the Special Master such that IFSeR can be certified as a listed technology for Category 1 outfalls. To date, IFSeR technology has not been proven to achieve effluent selenium limitations for the expected annual water flows at outfalls other than Category 1. There is significant uncertainty at June 30, 2012 as to which technology, if any, could be utilized to achieve compliance at the other four categories, particularly those with higher average water flows. However, IFSeR technology is currently the most successful technology to treat selenium based on our testing.
As a result, at June 30, 2012, we recorded an adjustment to increase our selenium water treatment liability by $307.4 million to recognize the modification to our compliance plan from installing and operating ZVI technology to installing and operating IFSeR technology. This adjustment is based upon estimates for the installation and operating costs of IFSeR water treatment systems at the Category 1-5 outfalls.
If IFSeR systems are not ultimately successful in treating the effluent selenium exceedances at the outfalls covered by the Hobet WVDEP Action and the February 2011 Litigation, we may be required to install alternative treatment solutions. Alternative technology solutions that we may ultimately select are still in the early phases of development and their related costs can not be reasonably estimated at this time. The cost of other water treatment solutions could be materially different than the costs reflected in our liability. Furthermore, costs associated with potential modifications to IFSeR or the scale of our current IFSeR systems could also cause the costs to be materially different than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time. Potential installations of selenium treatment alternatives are further complicated by the variable geological, topographical and water flow considerations of each individual outfall.
While we are actively continuing to explore treatment options, there can be no assurance as to if or when a definitive solution will be identified and implemented for outfalls covered by the Hobet WVDEP Action and the February 2011 Litigation. As a result, actual costs may differ from our current estimates. We will make additional adjustments to our liability when it becomes probable that we will utilize a different technology or modify the current technology, whether due to developments in our ongoing research, technology changes or modifications according to the comprehensive consent decree or other legal obligations to do so. Additionally, there are no assurances we will meet the timetable stipulated in the various court orders, consent decrees and permits.
General Clean Water Act Matters

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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
Other Litigation and Investigations
Apogee has been sued, along with eight other defendants, including Monsanto Company (Monsanto), Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. In total, 243 similar lawsuits have been served on Apogee, which are identical except for the named plaintiff. Of the 243 lawsuits, 75 were served in February 2008, 167 were served in December 2009, and one was served in January 2011. Each lawsuit alleges personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of June 30, 2012, 47 of the lawsuits have been dismissed. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.
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

(15) Guarantees
In 2010, we agreed to provide a limited guaranty of the payment and performance under three loans entered into by one of our joint ventures. The loans were obtained to purchase equipment, which is pledged as collateral for the loans. In the event of default on all three loans, we would be required to pay a maximum of $9.1 million. The maximum term of the three loans is through January 2016. The guaranteed portion of the loan balances at June 30, 2012 totaled $6.6 million. At June 30, 2012 and December 31, 2011, there was no carrying amount of the liability related to these guarantees on our consolidated balance sheets based on the amount of exposure and the likelihood of required performance. At June 30, 2012, one of our joint ventures owed us approximately $1.9 million for royalties and utility usage.
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

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(16) Stock-Based Compensation

Effective May 28, 2012, our former Chief Executive Officer (CEO) resigned from his roles as President, CEO and member of the Board of Directors of Patriot and all other offices, employment and directorships with Patriot and its subsidiaries. The former CEO's resignation resulted in the acceleration of the vesting of certain of his non-qualified stock options, restricted stock awards and performance-based restricted stock units, with the remaining unvested awards being forfeited. In the three and six months ended June 30, 2012, Patriot recorded a credit of $7.0 million for the net impact of the forfeitures and accelerations, of which $6.3 million was recorded in “Selling and administrative expenses” and $0.7 million was recorded to “Operating costs and expenses.” Additionally, in the three and six months ended June 30, 2012, we recorded compensation expense of $5.1 million for amounts due to our former CEO for severance.

(17) Supplemental Guarantor/Non-Guarantor Financial Information
The following tables present condensed consolidating financial information for: (a) Patriot Coal Corporation (the "Parent") on a stand-alone basis; (b) the subsidiary guarantors of our 8.25% Senior Notes (“Guarantor Subsidiaries") on a combined basis and; (c) the Non-Guarantor Subsidiary, Patriot Coal Receivables (SPV) Ltd. (the accounts receivable securitization program facilitating entity), on a stand-alone basis for periods prior to the Bankruptcy Filing. Each Guarantor Subsidiary is wholly-owned by Patriot Coal Corporation. The guarantees from each of the Guarantor Subsidiaries are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries will be jointly, severally and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to potential investors.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$518,273	$—	$—	$518,273
Other revenues	—	15,792	—	—	15,792
Total revenues	—	534,065	—	—	534,065
Costs and expenses
Operating costs and expenses	—	477,223	—	—	477,223
Depreciation, depletion and amortization	—	45,138	—	—	45,138
Asset retirement obligation expense	—	325,474	—	—	325,474
Restructuring and impairment charge	—	9,597	—	—	9,597
Selling and administrative expenses	2,675	13,900	—	—	16,575
Net gain on disposal or exchange of assets	—	(1,157)	—	—	(1,157)
Loss (income) from equity affiliates	339,653	(720)	—	(339,653)	(720)
Operating profit (loss)	(342,328)	(335,390)	—	339,653	(338,065)
Interest expense and other	12,020	4,289	392	(392)	16,309
Interest income	(28)	(26)	(392)	392	(54)
Income (loss) before income taxes	(354,320)	(339,653)	—	339,653	(354,320)
Income tax provision (benefit)	—	—	—	—	—
Net income (loss)	$(354,320)	$(339,653)	$—	$339,653	$(354,320)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$623,902	$—	$—	$623,902
Other revenues	—	8,258	—	—	8,258
Total revenues	—	632,160	—	—	632,160
Costs and expenses
Operating costs and expenses	—	560,269	—	—	560,269
Depreciation, depletion and amortization	—	46,370	—	—	46,370
Asset retirement obligation expense	—	72,356	—	—	72,356
Sales contract accretion	—	(15,815)	—	—	(15,815)
Restructuring and impairment charge	—	137	—	—	137
Selling and administrative expenses	4,930	9,130	—	—	14,060
Net gain on disposal or exchange of assets	—	(9,372)	—	—	(9,372)
Loss (income) from equity affiliates	32,709	(2,998)	—	(32,709)	(2,998)
Operating profit (loss)	(37,639)	(27,917)	—	32,709	(32,847)
Interest expense and other	11,955	4,628	366	(366)	16,583
Interest income	(48)	(4)	(366)	366	(52)
Income (loss) before income taxes	(49,546)	(32,541)	—	32,709	(49,378)
Income tax provision	50	168	—	—	218
Net income (loss)	$(49,596)	$(32,709)	$—	$32,709	$(49,596)

(1) See Note 18, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
Revenues
Sales	$—	$1,002,611	$—	$—	$1,002,611
Other revenues	—	34,032	—	—	34,032
Total revenues	—	1,036,643	—	—	1,036,643
Costs and expenses
Operating costs and expenses	—	932,559	—	—	932,559
Depreciation, depletion and amortization	—	86,524	—	—	86,524
Asset retirement obligation expense	—	358,241	—	—	358,241
Sales contract accretion	—	(11,628)	—	—	(11,628)
Restructuring and impairment charge	—	42,458	—	—	42,458
Selling and administrative expenses	8,473	21,657	—	—	30,130
Net gain on disposal or exchange of assets	—	(2,668)	—	—	(2,668)
Loss (income) from equity affiliates	397,331	(1,700)	—	(397,331)	(1,700)
Operating profit (loss)	(405,804)	(388,800)	—	397,331	(397,273)
Interest expense and other	23,911	8,596	777	(777)	32,507
Interest income	(98)	(65)	(777)	777	(163)
Income (loss) before income taxes	(429,617)	(397,331)	—	397,331	(429,617)
Income tax provision	—	—	—	—	—
Net income (loss)	$(429,617)	$(397,331)	$—	$397,331	$(429,617)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
Revenues
Sales	$—	$1,194,280	$—	$—	$1,194,280
Other revenues	—	14,904	—	—	14,904
Total revenues	—	1,209,184	—	—	1,209,184
Costs and expenses
Operating costs and expenses	—	1,076,108	—	—	1,076,108
Depreciation, depletion and amortization	—	91,072	—	—	91,072
Asset retirement obligation expense	—	87,423	—	—	87,423
Sales contract accretion	—	(34,425)	—	—	(34,425)
Restructuring and impairment charge	—	284	—	—	284
Selling and administrative expenses	9,260	17,344	—	—	26,604
Net gain on disposal or exchange of assets	—	(9,415)	—	—	(9,415)
Loss (income) from equity affiliates	32,312	(2,920)	—	(32,312)	(2,920)
Operating profit (loss)	(41,572)	(16,287)	—	32,312	(25,547)
Interest expense and other	23,707	15,736	793	(793)	39,443
Interest income	(94)	(4)	(793)	793	(98)
Income (loss) before income taxes	(65,185)	(32,019)	—	32,312	(64,892)
Income tax provision	320	293	—	—	613
Net income (loss)	$(65,505)	$(32,312)	$—	$32,312	$(65,505)

(1) See Note 18, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)

Net loss	$(354,320)	$(339,653)	$—	$339,653	$(354,320)
Accumulated actuarial loss and prior service credit realized in net loss	—	13,714	—	—	13,714
Net change in fair value of diesel fuel hedge	(5,781)	—	—	—	(5,781)
Other comprehensive income	(5,781)	13,714	—	—	7,933
Comprehensive loss	$(360,101)	$(325,939)	$—	$339,653	$(346,387)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)

Net loss	$(429,617)	$(397,331)	$—	$397,331	$(429,617)
Accumulated actuarial loss and prior service credit realized in net loss	—	27,432	—	—	27,432
Net change in fair value of diesel fuel hedge	(1,377)	—			(1,377)
Other comprehensive income	(1,377)	27,432	—	—	26,055
Comprehensive loss	$(430,994)	$(369,899)	$—	$397,331	$(403,562)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)

Net loss	$(49,596)	$(32,709)	$—	$32,709	$(49,596)
Accumulated actuarial loss and prior service credit realized in net loss	—	10,749	—	—	10,749
Net change in fair value of diesel fuel hedge	(1,387)	—	—	—	(1,387)
Other comprehensive income	(1,387)	10,749	—	—	9,362
Comprehensive loss	$(50,983)	$(21,960)	$—	$32,709	$(40,234)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)

Net loss	$(65,505)	$(32,312)	$—	$32,312	$(65,505)
Accumulated actuarial loss and prior service credit realized in net loss	—	21,494	—	—	21,494
Net change in fair value of diesel fuel hedge	350	—	—	—	350
Other comprehensive income	350	21,494	—	—	21,844
Comprehensive loss	$(65,155)	$(10,818)	$—	$32,312	$(43,661)

(1) See Note 18, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$45,797	$212	$—	$—	$46,009
Accounts receivable and other, net	—	120,220	117,339	(117,339)	120,220
Inventories	—	137,640	—	—	137,640
Prepaid expenses and other current assets	489	33,278	—	—	33,767
Total current assets	46,286	291,350	117,339	(117,339)	337,636
Property, plant, equipment and mine development
Land and coal interests	—	2,934,707	—	—	2,934,707
Buildings and improvements	—	518,291	—	—	518,291
Machinery and equipment	—	785,274	—	—	785,274
Less accumulated depreciation, depletion and amortization	—	(1,063,451)	—	—	(1,063,451)
Property, plant, equipment and mine development, net	—	3,174,821	—	—	3,174,821
Investments, intercompany and other assets	979,195	(235,485)	—	(676,614)	67,096
Total assets	$1,025,481	$3,230,686	$117,339	$(793,953)	$3,579,553

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,947	$404,448	$117,339	$(117,339)	$418,395
Below market sales contracts acquired	—	10,948	—	—	10,948
Current maturities of long-term debt (including debt in default of $464.0 million)	464,027	1,695	—	—	465,722
Total current liabilities	477,974	417,091	117,339	(117,339)	895,065
Long-term debt, less current maturities	—	7,832	—	—	7,832
Asset retirement obligations	—	737,644	—	—	737,644
Workers' compensation obligations	—	235,410	—	—	235,410
Postretirement benefit obligations	—	1,383,896	—	—	1,383,896
Obligation to industry fund	—	33,738	—	—	33,738
Below market sales contracts acquired, noncurrent	—	59,184	—	—	59,184
Other noncurrent liabilities	1,340	37,059	—	—	38,399
Total liabilities	479,314	2,911,854	117,339	(117,339)	3,391,168
Stockholders' equity	546,167	318,832	—	(676,614)	188,385
Total liabilities and stockholders' equity	$1,025,481	$3,230,686	$117,339	$(793,953)	$3,579,553

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$193,882	$280	$—	$—	$194,162
Accounts receivable and other, net	313	177,382	171,101	(171,101)	177,695
Inventories	—	98,366	—	—	98,366
Prepaid expenses and other current assets	709	27,482	—	—	28,191
Total current assets	194,904	303,510	171,101	(171,101)	498,414
Property, plant, equipment and mine development
Land and coal interests	—	2,935,796	—	—	2,935,796
Buildings and improvements	—	504,275	—	—	504,275
Machinery and equipment	—	735,207	—	—	735,207
Less accumulated depreciation, depletion and amortization	—	(973,157)	—	—	(973,157)
Property, plant, equipment and mine development, net	—	3,202,121	—	—	3,202,121
Investments, intercompany and other assets	1,226,309	(89,162)	—	(1,073,944)	63,203
Total assets	$1,421,213	$3,416,469	$171,101	$(1,245,045)	$3,763,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,993	$505,130	$171,101	$(171,101)	$513,123
Below market sales contracts acquired	—	44,787	—	—	44,787
Current maturities of long-term debt	—	1,182	—	—	1,182
Total current liabilities	7,993	551,099	171,101	(171,101)	559,092
Long-term debt, less current maturities	433,951	7,113	—	—	441,064
Asset retirement obligations	—	424,974	—	—	424,974
Workers' compensation obligations	—	231,585	—	—	231,585
Postretirement benefit obligations	—	1,387,317	—	—	1,387,317
Obligation to industry fund	—	35,429	—	—	35,429
Below market sales contracts acquired, noncurrent	—	46,217	—	—	46,217
Other noncurrent liabilities	1,213	44,005	—	—	45,218
Total liabilities	443,157	2,727,739	171,101	(171,101)	3,170,896
Stockholders' equity	978,056	688,730	—	(1,073,944)	592,842
Total liabilities and stockholders' equity	$1,421,213	$3,416,469	$171,101	$(1,245,045)	$3,763,738

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash used in operating activities	$(19,702)	$(38,895)	$—	$—	$(58,597)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(96,761)	—	—	(96,761)
Additions to advance mining royalties	—	(11,268)	—	—	(11,268)
Acquisition of Coventry Mining Services, LLC	—	(2,530)	—	—	(2,530)
Proceeds from disposal or exchange of assets	—	2,941	—	—	2,941
Other	—	(369)	—	—	(369)
Net cash used in investing activities	—	(107,987)	—	—	(107,987)
Cash Flows From Financing Activities
Short-term borrowing	25,000	—	—	—	25,000
Long-term debt payments	—	(1,182)	—	—	(1,182)
Deferred financing costs	(6,317)	—	—	—	(6,317)
Proceeds from employee stock programs	930	—	—	—	930
Intercompany transactions	(147,996)	147,996	—	—	—
Net cash provided by (used in) financing activities	(128,383)	146,814	—	—	18,431
Net increase (decrease) in cash and cash equivalents	(148,085)	(68)	—	—	(148,153)
Cash and cash equivalents at beginning of period	193,882	280	—	—	194,162
Cash and cash equivalents at end of period	$45,797	$212	$—	$—	$46,009

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash used in operating activities	$(32,994)	$82,678	$—	$—	$49,684
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(67,822)	—	—	(67,822)
Additions to advance mining royalties	—	(12,163)	—	—	(12,163)
Net cash paid in litigation settlement and asset acquisition	—	(14,787)	—	—	(14,787)
Proceeds from disposal or exchange of assets	—	2,411	—	—	2,411
Proceeds from notes receivable	—	115,679	—	—	115,679
Net cash provided by investing activities	—	23,318	—	—	23,318
Cash Flows From Financing Activities
Long-term debt payments	—	(2,116)	—	—	(2,116)
Deferred financing costs	(1,815)	—	—	—	(1,815)
Proceeds from employee stock programs	962	—	—	—	962
Intercompany transactions	103,964	(103,964)	—	—	—
Net cash provided by (used in) financing activities	103,111	(106,080)	—	—	(2,969)
Net increase (decrease) in cash and cash equivalents	70,117	(84)	—	—	70,033
Cash and cash equivalents at beginning of period	192,593	474	—	—	193,067
Cash and cash equivalents at end of period	$262,710	$390	$—	$—	$263,100

(1) See Note 18, Restatement of Financial Statements, in the Notes to Unaudited Condensed Consolidated Financial Statements.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

(18) Restatement of Financial Statements
On February 23, 2012, we filed our Annual Report on Form 10-K for the year ended December 31, 2011 (Original 2011 Form 10-K). On May 8, 2012, we amended our Original Filing (2011 Form 10-K/A).
As disclosed in Note 14, we are installing the FBR and ABMet water treatment facilities as required by the U.S. District Court. On September 1, 2010, the U.S. District Court ordered Apogee to install an FBR water treatment facility for three outfalls. Additionally, the U.S. District Court ordered Hobet to submit a proposed schedule to develop a treatment plan for the Hobet Surface Mine No. 22. We submitted the required schedule, which included conducting additional pilot projects related to certain technological alternatives. In June 2011, Hobet submitted FBR treatment technology to be utilized at this Hobet Surface Mine No. 22 outfall in accordance with the submitted schedule. In December 2011, the Special Master appointed by the U.S. District Court to oversee the Hobet Surface Mine No. 22 project approved Hobet's request to substitute ABMet treatment technology for the FBR technology at this outfall. The U.S. District Court subsequently confirmed this substitution. We refer to these facilities collectively as the Apogee FBR and Hobet ABMet water treatment facilities.
As disclosed in our Original 2011 Form 10-K, we had been recording the costs to install the Apogee FBR and Hobet ABMet water treatment facilities as capital expenditures when incurred. The total expenditure is estimated to be approximately $55 million for the Apogee FBR water treatment facility and $25 million for the Hobet ABMet water treatment facility. The 2011 Form 10-K/A restated our consolidated financial statements to accrue a liability and recognize a loss for the estimated costs of installing these two water treatment facilities, rather than record the cost of these two facilities as a capital expenditure. The restatement increased asset retirement obligation expense and net loss by $23.6 million ($21.3 million for installation costs for the Hobet ABMet facility and $2.3 million of accretion expense) for the year ended December 31, 2011 and by $49.7 million ($48.8 million for installation costs of the Apogee FBR facility and $0.9 million of accretion expense) for the year ended December 31, 2010. The restatement increased our asset retirement obligation expense and net loss by $37.2 million and $37.9 million for the three and six months ended June 30, 2011, respectively. This restatement had no impact on our revenue or Adjusted EBITDA for any such period. The estimated cash spending for these facilities has not changed from our prior disclosures as a result of this restatement.
The following tables present the impact of the restatement on our previously issued unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2011.
On August 9, 2012, we filed (i) an amendment to our Form 10-K/A for the year ended December 31, 2011 as filed on May 8, 2012 for the purpose of revising Item 9A. Controls and Procedures and (ii) an amendment to our Form 10-Q for the period ended March 31, 2012 as filed on May 9, 2012 for the purpose of revising Item 4. Controls and Procedures, in each case in response to comments received from the staff of the Securities and Exchange Commission. There was no impact on our previously issued financial statements from these August 2012 amendments.

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2011
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$623,902	$—	$623,902
Other revenues	8,258	—	8,258
Total revenues	632,160	—	632,160
Costs and expenses
Operating costs and expenses	560,269	—	560,269
Depreciation, depletion and amortization	46,370	—	46,370
Asset retirement obligation expense	35,115	37,241	72,356
Sales contract accretion	(15,815)	—	(15,815)
Restructuring and impairment charge	137	—	137
Selling and administrative expenses	14,060	—	14,060
Net gain on disposal or exchange of assets	(9,372)	—	(9,372)
Income from equity affiliates	(2,998)	—	(2,998)
Operating profit (loss)	4,394	(37,241)	(32,847)
Interest expense and other	16,583	—	16,583
Interest income	(52)	—	(52)
Loss before income taxes	(12,137)	(37,241)	(49,378)
Income tax provision	218	—	218
Net loss	$(12,355)	$(37,241)	$(49,596)

Weighted average shares outstanding, basic and diluted	91,284,418	—	91,284,418

Loss per share, basic and diluted	$(0.14)	$(0.40)	$(0.54)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2011
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$1,194,280	$—	$1,194,280
Other revenues	14,904	—	14,904
Total revenues	1,209,184	—	1,209,184
Costs and expenses
Operating costs and expenses	1,076,108	—	1,076,108
Depreciation, depletion and amortization	91,072	—	91,072
Asset retirement obligation expense	49,569	37,854	87,423
Sales contract accretion	(34,425)	—	(34,425)
Restructuring and impairment charge	284	—	284
Selling and administrative expenses	26,604	—	26,604
Net gain on disposal or exchange of assets	(9,415)	—	(9,415)
Income from equity affiliates	(2,920)	—	(2,920)
Operating profit (loss)	12,307	(37,854)	(25,547)
Interest expense and other	39,443	—	39,443
Interest income	(98)	—	(98)
Loss before income taxes	(27,038)	(37,854)	(64,892)
Income tax provision	613	—	613
Net loss	$(27,651)	$(37,854)	$(65,505)

Weighted average shares outstanding, basic and diluted	91,284,370	—	91,284,370

Loss per share, basic and diluted	$(0.30)	$(0.42)	$(0.72)

PATRIOT COAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2011
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$(27,651)	$(37,854)	$(65,505)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	91,072	—	91,072
Amortization of deferred financing costs	3,651	—	3,651
Amortization of debt discount	4,673	—	4,673
Sales contract accretion	(34,425)	—	(34,425)
Loss on early payment of note receivable	5,868	—	5,868
Net gain on disposal or exchange of assets	(9,415)	—	(9,415)
Income from equity affiliates	(2,920)	—	(2,920)
Distributions from equity affiliates	1,259	—	1,259
Stock-based compensation expense	6,791	—	6,791
Changes in current assets and liabilities:
Accounts receivable	(45,100)	—	(45,100)
Inventories	(6,510)	—	(6,510)
Other current assets	(900)	—	(900)
Accounts payable and accrued expenses	14,236	—	14,236
Asset retirement obligations	37,538	34,550	72,088
Workers’ compensation obligations	5,050	—	5,050
Postretirement benefit obligations	28,335	—	28,335
Obligation to industry fund	(1,481)	—	(1,481)
Federal black lung collateralization	(14,990)	—	(14,990)
Other, net	(2,093)	—	(2,093)
Net cash used in operating activities	52,988	(3,304)	49,684
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(71,126)	3,304	(67,822)
Additions to advance mining royalties	(12,163)	—	(12,163)
Proceeds from notes receivable	115,679	—	115,679
Net cash paid in litigation settlement and asset acquisition	(14,787)	—	(14,787)
Proceeds from disposal or exchange of assets	2,411	—	2,411
Net cash provided by investing activities	20,014	3,304	23,318
Cash Flows From Financing Activities
Deferred financing costs	(1,815)	—	(1,815)
Long-term debt payments	(2,116)	—	(2,116)
Proceeds from employee stock programs	962	—	962
Net cash used in financing activities	(2,969)	—	(2,969)
Net increase in cash and cash equivalents	70,033	—	70,033
Cash and cash equivalents at beginning of period	193,067	—	193,067
Cash and cash equivalents at end of period	$263,100	$—	$263,100

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on numerous assumptions that we believe are reasonable, but are subject to a wide range of uncertainties and business risks, and actual risks may differ materially from those discussed in the statements. Among the factors that could cause actual results to differ materially are:

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Case;

•	our ability to successfully complete a reorganization under Chapter 11 and emerge from bankruptcy, including our ability to minimize our liabilities upon emergence;

•	potential adverse effects of the Bankruptcy Case on our liquidity and results of operations, including failure to comply with requirements of the DIP Facilities;

•	U.S. and international financial, economic and political conditions, including coal, power and steel market conditions;

•	employee attrition and our ability to retain senior management and key personnel due to the distractions and uncertainties during the Bankruptcy proceedings;

•	coal price volatility and demand, particularly in higher margin products;

•	geologic, equipment and operational risks associated with mining;

•
our ability to successfully implement IFSeR or alternative solutions to treat the effluent selenium exceedances to meet the time table stipulated in the various court orders, consent decrees and permits, and the actual costs of treating the effluent selenium exceedances are materially higher than the costs reflected in our selenium water treatment liability;

•	reductions of purchases or deferral of shipments by major customers;

•	availability and prices of competing energy resources for electricity generation;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	changes in the interpretation, enforcement or application of existing and potential laws and regulations affecting the production and use of our products;

•	environmental laws and regulations and changes in the interpretation or enforcement thereof, including those affecting our operations and those affecting our customers’ coal usage;

•	availability and costs of credit, surety bonds and letters of credit;

•	weather patterns and conditions affecting energy demand or disrupting supply;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

•
developments in greenhouse gas emission regulation and treatment, including any development of commercially successful carbon capture and storage techniques or market-based mechanisms, such as a cap-and-trade system, for regulating greenhouse gas emissions;

•	the outcome of pending or future litigation;

•
the impact of the restatement of our consolidated financial statements for the years ended December 31, 2011 and 2010 and the related material weakness associated with the accounting treatment for our water treatment facilities;

•	changes to the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations;

•	increases to contribution requirements to multi-employer retiree healthcare and pension plans;

•	negotiation of labor contracts, labor availability and relations;

•	customer performance and credit risks;

•	inflationary trends, including those impacting materials used in our business;

•	downturns in consumer and company spending;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	difficulty in implementing our business strategy;

•	our ability to replace proven and probable coal reserves;

•	our ability to respond to changing customer preferences;

•	the effects of mergers, acquisitions and divestitures, including our ability to successfully realize assets for amounts similar to those reflected in our condensed consolidated financial statements;

•	competition in our industry;

•	interest rate fluctuation;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings set forth in Part I, Item 3 of our 2011 Annual Report on Form 10-K/A and Part II, Item 1 of this report.
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

Bankruptcy Proceedings
Chapter 11 Reorganization Filings
In recent years, the demand for coal has decreased, in large part because alternative sources of energy have become increasingly attractive to electricity generators in light of declining natural gas prices and more burdensome environmental and other governmental regulations for the use of coal. At the same time, our liabilities have been increasing as we face sharply rising costs to comply with such regulations, the costs associated with our labor-related legacy liabilities, and the increasing burden of selenium water treatment.
Over the last several years, coal's share of the U.S. energy market and prices for thermal coal have both markedly declined. Vast resources of natural gas have been unlocked through the new discovery of shale deposits and technological advancements in drilling, causing the price of natural gas in the U.S. to fall. Moreover, the mild winter in 2012 resulted in lower coal burn for electricity generation. These factors, in turn, caused coal inventories at U.S. electricity producers to expand. As a result, the coal industry as a whole has been forced to reduce production, idle mines and lay off workers.

Additionally, the demand for metallurgical coal is dependent on the strength of the global economy, and in particular on steel production in countries such as China and India, as well as Europe, Brazil and the U.S. In response to the recent global economic downturn and distressed international financial markets, the demand and price for metallurgical coal has declined.
This declining demand has had a material impact on our business. Because we sell substantial quantities of coal products to domestic and international electricity generators and steel producers, our business and results of operations are linked closely to global demand for coal-fueled electricity and steel production. During the first half of this year, we were approached by certain customers seeking to cancel or delay shipments of coal contracted for delivery under their coal supply agreements. Two of our customers, Bridgehouse Commodities Trading Limited (Bridgehouse) and Keystone Industries LLC (Keystone), defaulted on their contractual obligations to purchase coal from us at prices favorable to us. On April 3, 2012 and June 1, 2012, we filed actions for damages against Bridgehouse and Keystone, respectively, resulting from these breaches of contract.
In light of the decreased demand for both thermal and metallurgical coal, it has become uneconomical to operate certain of our mining complexes, and we have taken steps to reduce coal production to match expected sales volumes.
Beginning early in 2012, we explored various options to refinance our existing debt, and engaged The Blackstone Group on May 22, 2012, to further assist us in these efforts. On May 23, 2012 our credit rating was downgraded to "CCC" by Standard & Poor's, due to uncertainty associated with the refinancing of our debt because of uncertain market conditions. To improve our operating and financial structure, on May 29, 2012, a new Chief Executive Officer was appointed and the role of the Chief Operating Officer (COO) was expanded to President and COO. During this period, the Board of Directors and its Finance Committee met frequently to explore options and consider alternatives to improve the financial condition of the Company.
On July 9, 2012, Patriot Coal Corporation (Patriot), as a stand-alone entity, and substantially all of its wholly-owned subsidiaries (the Filing Subsidiaries and, together with Patriot, the Debtors) filed voluntary petitions for reorganization (the Chapter 11 Petitions) under Chapter 11 of Title 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). None of our joint ventures were included in the filing and certain of our other subsidiaries were not included in the filing.
Effective July 10, 2012, the New York Stock Exchange (NYSE) suspended trading of our common stock and commenced proceedings to delist our common stock. On August 6, 2012, our common stock was delisted from the NYSE. Our stock is now traded under the ticker symbol “PCXCQ” on the OTCQB marketplace, operated by OTC Markets Group Inc. (the OTC Markets).
At June 30, 2012, we were not in compliance with certain financial covenants of our pre-petition debt agreements. In addition, the filing of the Chapter 11 Petitions constituted an additional event of default under substantially all of our pre-petition debt agreements, and all principal, interest and other amounts due thereunder became immediately due and payable. Accordingly, the accompanying condensed consolidated balance sheet as of June 30, 2012 includes the reclassification of $439.0 million of our outstanding long-term debt in default to current liabilities. Any actions to enforce such payment obligations are stayed as a result of filing the Chapter 11 Petitions.
The Debtors are operating as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.
Debtor-In-Possession (DIP) Financing
In connection with filing the Chapter 11 Petitions, the Debtors filed a motion seeking, among other things, Bankruptcy Court authorization for us to obtain post-petition financing, and for each Filing Subsidiary (other than EACC Camps, Inc.) and for Patriot Ventures LLC (collectively, the DIP Guarantors) to guaranty our obligations in connection with the DIP Facilities, up to an aggregate principal amount of $802.0 million, consisting of (a) a revolving credit loan in an amount not to exceed $125.0 million (First Out Revolving Credit Loan), (b) a term loan in the amount of $375.0 million (First Out Term Loan, and together with the First Out Revolving Credit Loan, the First Out Facility), and (c) a roll up (the "L/C Roll Up") of obligations under the Amended and Restated Credit Agreement, dated May 5, 2010 (the Pre-Petition Credit Agreement) in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility and, together with the First Out Facility, the DIP Facilities).
On July 11, 2012, the Bankruptcy Court entered an interim order (the Interim DIP Order) that, among other things, authorized us to borrow money and obtain letters of credit pursuant to the DIP Facilities and to guaranty such borrowings and our obligations with respect to such letters of credit, up to an aggregate principal or face amount of $677.0 million (plus interest, fees and other expenses and amounts), consisting of borrowings of up to an aggregate principal or face amount of $125.0 million under the First Out Revolving Credit Loan, $250.0 million under the First Out Term Loan, and up to $302.0 million under the Second Out Facility, in accordance with the terms of the Interim DIP Order. On August 3, 2012, the Bankruptcy Court entered the Final DIP Order (the Final DIP Order) that, among other things, authorized us to borrow the full amount under the DIP Facilities in accordance with the terms of the Final DIP Order. The maturity date of the DIP Facilities is October 4, 2013, but may be extended to December 31, 2013, provided certain conditions are met.
For additional information on the DIP Facilities, see Liquidity - Debt and Credit Facilities.
Reorganization Process
The Bankruptcy Court has approved payment of certain of our pre-petition obligations, including employee wages, salaries and certain benefits, shippers and critical vendors. The Debtors can continue to pay vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petitions and other certain business-related payments necessary to maintain the operation of our business. We have retained legal and financial professionals to advise us on the bankruptcy proceedings. From time to time, we may seek the Bankruptcy Court's approval for the retention of additional professionals.
Immediately after filing the Chapter 11 Petitions, we began notifying all known current or potential creditors of the Debtors of the bankruptcy filings. Subject to certain exceptions under the Bankruptcy Code, the filing of the Chapter 11 Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 Petitions. Thus, for example, most creditor actions to obtain possession of property from us, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.
As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the Creditors' Committee). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.
On July 18, 2012, the United Mine Workers of America (UMWA) filed a motion requesting that the venue for our Chapter 11 filing be transferred to the Bankruptcy Court for the Southern District of West Virginia. On August 7, 2012, several surety companies filed a separate motion requesting the same transfer. The Company will be contesting these motions, which are expected to be ruled on by the Bankruptcy Court in September 2012.
Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions.
In order to successfully exit Chapter 11, we will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization, among other things, would resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to emerging from bankruptcy.
We have the exclusive right for 120 days after the filing of the Chapter 11 Petitions to file a plan of reorganization. We will likely file one or more motions to request extensions of this exclusivity period, which are routinely granted up to 18 months in bankruptcy cases of this size and complexity. If our exclusivity period lapses, any party-in-interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.
Our timing for filing a plan of reorganization will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.
Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.

For periods subsequent to filing the Chapter 11 Petitions, we will apply the Financial Accounting Standards Board Accounting Standards Codification 852, "Reorganizations" (ASC 852), in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings will be recorded in a reorganization line item on the consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the consolidated balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
We have incurred and expect to continue to incur significant costs associated with our reorganization. The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot predict the effect the Bankruptcy Case will have on our business and cash flow.
Reporting Requirements
As a result of the Bankruptcy Case, we are now periodically required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and prepared in a format different from that used in our consolidated financial statements filed under the securities laws and regulations. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.
Going Concern Matters
The accompanying consolidated financial statements and related notes have been prepared assuming we will continue as a going concern, although the Bankruptcy Case and weak industry conditions and financial markets raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, market conditions and our ability to improve profitability, obtain financing to replace the DIP Facilities and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Court. In order to improve profitability, we are taking actions to further reduce operating expenses and continuing to align our production to meet market demand. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.
Labor Agreements
Our Annual Report on Form 10-K/A for the year ended December 31, 2011 (Item 1. Business - Employees and Labor Relations and Retiree Healthcare and Pension Obligations for Active and Retired Employees) includes discussions of the agreements with the UMWA that certain of our subsidiaries have entered into that contain terms that are substantially the same as the terms of the National Bituminous Coal Wage Agreement (NBCWA) negotiated in mid-2011 between the Bituminous Coal Operators Association and the UMWA. Certain of our other subsidiaries have entered into other agreements with the UMWA that contain terms that differ from the terms of the NBCWA. For example, certain of these other agreements provide for lower or no contributions to the UMWA 1993 Benefit Plan, which provides retiree health benefits, and/or do not provide for participation in or contribution to the UMWA 1974 Plan, which provides pension benefits.
Overview
We are a producer of thermal coal in the eastern U.S., with operations and coal reserves in the Appalachia and the Illinois Basin coal regions. We are also a producer of metallurgical quality coal. Our principal business is the mining and preparation of thermal coal, also known as steam coal, and metallurgical coal. Thermal coal is primarily sold to electricity generators, and metallurgical coal is sold to steel mills and independent coke producers.

Our operations consist of twelve active mining complexes. Our operations include company-operated mines, contractor-operated mines and coal preparation facilities. The Appalachia and Illinois Basin segments consist of our operations in West Virginia and Kentucky, respectively. We control approximately 1.9 billion tons of proven and probable coal reserves. Our proven and probable coal reserves include metallurgical coal and medium and high-Btu thermal coal, with low, medium and high sulfur content.
We ship coal to electricity generators, industrial users, steel mills and independent coke producers. In the first six months of 2012, we sold 13.0 million tons of coal, of which 78% was sold to domestic and global electricity generators and industrial customers and 22% was sold to domestic and global steel and coke producers. Our export sales accounted for 47% of our total tons sold during the six months ended June 30, 2012. In 2011, we sold 31.1 million tons of coal, of which 76% was sold to domestic electricity generators and industrial customers and 24% was sold to domestic and global steel and coke producers. Export sales were 29% of our total volume in 2011. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.
Our mining operations and coal reserves are as follows:
•Appalachia. In southern West Virginia, we have eight mining complexes located in Boone, Clay, Lincoln, Logan and Kanawha counties. In northern West Virginia, we have one complex located in Monongalia County. In Appalachia, we sold 9.5 million and 23.9 million tons of coal in the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. As of December 31, 2011, we controlled 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 491 million tons were assigned to current operations. In the first six months of 2012, we idled a portion of our metallurgical production in response to reduced demand. We do not expect costs related to bringing the metallurgical facilities back into production in the future to be significant. In February 2012, we also closed the Big Mountain mining complex in response to weaker thermal coal demand. We closed one mine at our Kanawha Eagle mining complex in the first quarter of 2012 and one mine in the second quarter of 2012 because each had reached the end of its reserve life.
•Illinois Basin. In the Illinois Basin, we have three mining complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 3.5 million and 7.3 million tons of coal in the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. As of December 31, 2011, we controlled 722 million tons of proven and probable coal reserves in the Illinois Basin, of which 175 million tons were assigned to current operations. In April 2012, we announced plans to idle our Freedom Mine in the Bluegrass mining complex in response to continued weakness in thermal coal demand. In 2011, we produced 1.2 million tons at the Freedom Mine.
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

Three and Six Months Ended June 30, 2012 Compared to June 30, 2011 (Restated)
Summary
Our Segment Adjusted EBITDA for the three and six months ended June 30, 2012 decreased compared to the prior year primarily due to a decrease in sales volumes as a result of lower demand driven by low natural gas prices, mild weather and weakened international and domestic economies. In the six months ended June 30, 2012, this decrease was partially offset by higher average sales prices, which reflected pricing under coal supply contracts entered into in early 2011 when the metallurgical coal markets were stronger, as well as the expiration of an Illinois Basin below market coal supply contract in December 2011.
In response to the lower demand, we have decreased our production volume by more than 5.0 million tons annually. These production decreases included closing our Big Mountain mining complex and reducing production of metallurgical coal at our Rocklick and Wells mining complexes in the first quarter of 2012. We also closed one mine at our Kanawha Eagle mining complex in the first quarter of 2012 and one mine in the second quarter of 2012 because each had reached the end of its reserve life. In addition, we also idled the Freedom Mine at our Bluegrass mining complex and a mine at our Corridor G mining complex in the second quarter of 2012.
In the second quarter of 2012, we recorded an adjustment of $307.4 million to asset retirement obligation expense for our selenium water treatment obligations to reflect a modification in the technology used in our selenium water treatment compliance plan. In both the first and second quarter of 2012 we recorded charges to asset retirement obligation expense and restructuring and impairment charge in relation to the early closure of certain mines and other changes to mining plans at certain locations.

Segment Results of Operations

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2012	2011	Tons/$	%	2012	2011	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold
Appalachia Mining Operations	5,104	6,234	(1,130)	(18.1)%	9,468	12,432	(2,964)	(23.8)%
Illinois Basin Mining Operations	1,633	1,863	(230)	(12.3)%	3,529	3,627	(98)	(2.7)%
Total Tons Sold	6,737	8,097	(1,360)	(16.8)%	12,997	16,059	(3,062)	(19.1)%
Average sales price per ton sold
Appalachia Mining Operations	$85.48	$87.12	$(1.64)	(1.9)%	$87.19	$83.56	$3.63	4.3%
Illinois Basin Mining Operations	50.20	43.35	6.85	15.8%	50.19	42.86	7.33	17.1%
Revenue
Appalachia Mining Operations	$436,299	$543,136	$(106,837)	(19.7)%	$825,476	$1,038,814	$(213,338)	(20.5)%
Illinois Basin Mining Operations	81,974	80,766	1,208	1.5%	177,135	155,466	21,669	13.9%
Appalachia Other	15,792	8,258	7,534	91.2%	34,032	14,904	19,128	128.3%
Total Revenues	$534,065	$632,160	$(98,095)	(15.5)%	$1,036,643	$1,209,184	$(172,541)	(14.3)%
Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$357,855	$431,088	$(73,233)	(17.0)%	$681,474	$830,619	$(149,145)	(18.0)%
Illinois Basin Mining Operations	73,136	81,419	(8,283)	(10.2)%	155,398	153,699	1,699	1.1%
Total Segment Operating Costs and Expenses	$430,991	$512,507	$(81,516)	(15.9)%	$836,872	$984,318	$(147,446)	(15.0)%
Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$94,236	$120,306	$(26,070)	(21.7)%	$178,034	$223,099	$(45,065)	(20.2)%
Illinois Basin Mining Operations	8,838	(653)	9,491	N/A	21,737	1,767	19,970	N/A
Total Segment Adjusted EBITDA	$103,074	$119,653	$(16,579)	(13.9)%	$199,771	$224,866	$(25,095)	(11.2)%
(1) Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $477.2 million and $560.3 million less income from equity affiliates of $0.7 million and $3.0 million and past mining obligation expenses of $45.5 million and $44.8 million for the three months ended June 30, 2012 and 2011, respectively. Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $932.6 million and $1,076.1 million less income from equity affiliates of $1.7 million and $2.9 million and past mining obligation expenses of $94.0 million and $88.9 million for the six months ended June 30, 2012 and 2011, respectively.

Tons Sold and Revenues
Revenues in the Appalachia segment were lower in the three and six months ended June 30, 2012 compared to the prior year primarily due to lower sales volumes, partially offset by higher average sales prices in the six months ended June 30, 2012. Total sales volumes in Appalachia decreased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to lower demand. In response to the weaker markets, we closed our Big Mountain mining complex in February 2012 and reduced production at certain metallurgical coal operations. Sales volume decreases related to mine closures and reduced production were partially offset by sales volume increases at our Panther and Paint Creek mining complexes due to additional production units and favorable mining conditions.
Revenues in the Illinois Basin segment were higher for the three and six months ended June 30, 2012 as compared to the same periods in 2011 due to higher average sales prices, partially offset by lower sales volumes. In the prior year, the Illinois Basin segment supplied a below market coal supply contract that expired in December 2011. Total sales volumes for the three and six months ended June 30, 2012 were lower compared to the prior year primarily due to the idling of the Freedom Mine at our Bluegrass mining complex in April 2012.
Appalachia Other Revenue was higher for the three and six months ended June 30, 2012 primarily due to customer settlements. During the first half of 2012, certain customers requested to cancel or delay shipment of coal contracted for 2012 deliveries. In certain situations, we agreed to release the customer from their commitment in exchange for a cash settlement. In the three and six months ended June 30, 2012, we recognized revenue of $13.5 million and $20.5 million related to these cash settlements. Additionally, we received $8.3 million related to the settlement of a customer contract dispute concerning coal deliveries in prior years that was settled through mediation in the first quarter of 2012. In the three and six months ended June 30, 2011, we recognized income of $2.4 million and $5.1 million, respectively, as underlying tons were shipped from a coal purchase option sold in a prior year.
Segment Operating Costs and Expenses
Segment operating costs and expenses for Appalachia decreased in the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to the lower sales volume in 2012. The decrease reflects the closure of our Big Mountain thermal coal mining complex on February 2, 2012 ($36.7 million) and reduced shipments at certain metallurgical mines during the first quarter of 2012 ($32.6 million). We experienced lower costs at our Kanawha Eagle mining complex due to one mine reaching the end of its reserve life during the first quarter of 2012 and one mine being idled due to decreased market demand ($17.0 million). These decreases in costs were partially offset by increased costs at our Panther mining complex ($11.5 million) and our Paint Creek mining complex ($8.2 million) due to increased sales volume resulting from additional production units.
Segment operating costs and expenses for Appalachia decreased in the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to the lower sales volume in 2012. The decrease reflects the closure of our Big Mountain thermal coal mining complex on February 2, 2012 ($60.1 million) and reduced shipments at certain metallurgical mines during the first quarter of 2012 ($53.3 million). We experienced lower costs at our Kanawha Eagle mining complex due to two mines reaching the end of their reserve life during the first half of 2012 ($25.3 million). These decreases in costs were partially offset by increased costs at our Paint Creek mining complex ($5.1 million) due to increased sales volume resulting from additional production units.
Segment operating costs and expenses for the Illinois Basin decreased in the three months ended June 30, 2012 as compared to the prior year primarily due to idling the Freedom Mine at our Bluegrass mining complex, which was driven by lower demand and weakened market conditions in the second quarter of 2012 ($5.6 million).
Segment operating costs and expenses for the Illinois Basin increased in the six months ended June 30, 2012 as compared to the prior year due to equipment rebuilds, repairs and maintenance at our Highland mining complex ($5.4 million), partially offset by decreased costs primarily due to idling our Freedom Mine at our Bluegrass mining complex, which was driven by lower demand and weakened market conditions in the six months ended June 30, 2012 ($4.6 million).
Segment Adjusted EBITDA
Our Segment Adjusted EBITDA for Appalachia was lower in the three and six months ended June 30, 2012 compared to the prior year, primarily due to decreased sales volumes resulting from reduced demand, partially offset by higher sales prices in the six months ended June 30, 2012.
Segment Adjusted EBITDA for the Illinois Basin increased in the three and six months ended June 30, 2012 from the prior year primarily due to higher revenues as a result of increased sales prices, as well as decreased operating costs due to idling the Freedom Mine at our Bluegrass mining complex in April 2012.

Net Loss

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)
		2011				2011
	2012	Restated(1)	$	%	2012	Restated(1)	$	%
	(Dollars in thousands)				(Dollars in thousands)
Segment Adjusted EBITDA	$103,074	$119,653	$(16,579)	(13.9)%	$199,771	$224,866	$(25,095)	(11.2)%
Corporate and Other:
Past mining obligation expense	(45,512)	(44,764)	(748)	(1.7)%	(93,987)	(88,870)	(5,117)	(5.8)%
Net gain on disposal or exchange of assets	1,157	9,372	(8,215)	N/A	2,668	9,415	(6,747)	N/A
Selling and administrative expenses	(16,575)	(14,060)	(2,515)	(17.9)%	(30,130)	(26,604)	(3,526)	(13.3)%
Total Corporate and Other	(60,930)	(49,452)	(11,478)	(23.2)%	(121,449)	(106,059)	(15,390)	(14.5)%
Depreciation, depletion and amortization	(45,138)	(46,370)	1,232	2.7%	(86,524)	(91,072)	4,548	5.0%
Asset retirement obligation expense	(325,474)	(72,356)	(253,118)	N/A	(358,241)	(87,423)	(270,818)	N/A
Sales contract accretion	—	15,815	(15,815)	(100.0)%	11,628	34,425	(22,797)	(66.2)%
Restructuring and impairment charge	(9,597)	(137)	(9,460)	N/A	(42,458)	(284)	(42,174)	N/A
Interest expense and other	(16,309)	(16,583)	274	1.7%	(32,507)	(39,443)	6,936	17.6%
Interest income	54	52	2	3.8%	163	98	65	66.3%
Income tax benefit (provision)	—	(218)	218	100.0%	—	(613)	613	100.0%
Net loss	$(354,320)	$(49,596)	$(304,724)	N/A	$(429,617)	$(65,505)	$(364,112)	N/A
(1) As discussed in Note 18, Restatement of Financial Statements, we have restated previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011; accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.
Past mining obligation expense was higher in the six months ended June 30, 2012 than the corresponding periods in the prior year due to changes in assumptions, primarily discount rate, related to our actuarially-determined retiree healthcare obligations and higher funding rates for the United Mine Workers of America (UMWA) pension fund, that were effective January 1, 2012.
Net gain on disposal or exchange of assets decreased for the three and six months ended June 30, 2012 compared to the corresponding periods in the prior year due to the timing of transactions. In the first quarter of 2012, net gain on disposal or exchange of assets included the sale of certain non-strategic oil and gas rights. We recognized a gain of $1.5 million on this transaction. There were no significant disposal or exchange transactions in the three months ended June 30, 2012. In the three and six months ended June 30, 2011, net gain on disposal or exchange of assets included a gain of $7.3 million on a mineral rights exchange transaction and a gain of $2.1 million on a right of way sale transaction.
Selling and administrative expenses increased in the three and six months ended June 30, 2012 compared to the same periods in 2011 due to increased legal fees related to the reorganization and increased severance costs. These increases were partially offset by significant forfeitures of stock-based compensation awards resulting from key management employee changes in the second quarter of 2012, particularly the resignation of our former CEO on May 28, 2012. In the three and six months ended June 30, 2012, we recorded a credit of $7.0 million for the net impact of the forfeitures and accelerations related to the resignation of our former CEO, of which $6.3 million was recorded in “Selling and administrative expenses” and $0.7 million was recorded to “Operating costs and expenses.” Additionally, in the three and six months ended June 30, 2012, we recorded compensation expense of $5.1 million for amounts due to our former CEO for severance.
Depreciation, depletion and amortization decreased in the three and six months ended June 30, 2012 compared to the same periods in the prior year primarily due to a decrease in depletion, resulting from lower sales volumes during the three and six months ended June 30, 2012.
Asset retirement obligation expense increased in the three and six months ended June 30, 2012 as compared to the same periods in 2011 primarily due to an adjustment of $307.4 million to our selenium water treatment obligations. We recorded the charge to recognize the modification in the technology used in our selenium water treatment compliance plan as more fully discussed in Liquidity and Capital Resources - Selenium Water Treatment Obligations. In the three and six months ended June 30, 2011, we recorded a charge of $60.6 million for the installation and operating costs of a selenium water treatment system for one of our outfall sites as required by a U.S. District Court order.
Asset retirement obligation expense also increased in the three and six months ended June 30, 2012, due to the early closure of certain mines. In the second quarter of 2012 we recorded a charge of $4.1 million related to the early closure of our Freedom mine and changes to mine plans at our Kanawha Eagle mining complex. In the first quarter of 2012, we recorded a charge of $17.5 million related to the early closure of the Big Mountain mining complex.
Sales contract accretion decreased in the three and six months ended June 30, 2012 due to the expiration of several below market contracts assumed in the Magnum acquisition, as well as the amendment of a below-market coal supply agreement in the first quarter of 2012.
Restructuring and impairment charge increased in the three months ended June 30, 2012 due to a charge of $8.2 million for the early closure of the Freedom Mine at our Bluegrass mining complex and changes to mining plans for a mine at the Kanawha Eagle mining complex. Additionally, in the first quarter of 2012 we recorded a $32.8 million charge due to the early closure of our Big Mountain mining complex. These charges mainly consisted of the write-down of fixed assets related to infrastructure, mine development and certain equipment.
Interest expense and other decreased in the six months ended June 30, 2012 primarily due to the $5.9 million loss on early repayment of notes receivable recognized in February 2011. The outstanding notes receivable related to the 2006 and 2007 sales of coal reserves and surface land were repaid in full for $115.7 million prior to the scheduled maturity date.

Liquidity and Capital Resources
Sources and Uses of Cash
Historically, our primary sources of cash have included sales of our coal production to customers, sales of non-core assets and financing transactions. Our primary uses of cash have included our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations and reclamation as well as acquisitions.
Net cash used in operating activities was $58.6 million for the six months ended June 30, 2012, compared to cash provided by operating activities of $49.7 million in the same period of 2011. The increase in cash used in operating activities primarily related to higher spending for asset retirement obligations of $36.8 million, including selenium water treatment and mine closure obligations, an increase in working capital compared to 2011 of $44.2 million, and lower earnings from operations due to weakened demand. The weakened demand in late 2011 and early 2012 resulted in a significant increase in coal inventory and a reduction in accounts receivable at June 30, 2012 as compared to December 31, 2011.
Net cash used in investing activities was $108.0 million for the six months ended June 30, 2012, compared to net cash provided by investing activities of $23.3 million in the same period of 2011. The $131.3 million decrease in cash provided by investing activities reflects the early repayment of $115.7 million of our outstanding notes receivable in February 2011, and an increase in capital expenditures of $28.9 million in 2012 compared to 2011. Additionally, we acquired Coventry Mining Services, LLC and its subsidiaries, which employs the workforce for our Kanawha Eagle mining complex, for $2.5 million in 2012. These decreases in cash were partially offset by $14.8 million, which was cash paid in litigation settlement and asset acquisition during the six months ended June 30, 2011.
Net cash provided by financing activities was $18.4 million for the six months ended June 30, 2012, compared to net cash used by financing activities of $3.0 million for the six months ended June 30, 2011. Short-term borrowings increased $25.0 million, partially offset by an increase in deferred financing costs of $4.5 million as compared to the six months ended June 30, 2011.
On July 9, 2012, Patriot and substantially all of our wholly-owned subsidiaries filed the Chapter 11 Petitions in the Bankruptcy Court. Following the filing of our Chapter 11 Petitions, our most significant sources of liquidity are funds generated by borrowings under the DIP Facilities and cash generated by operating activities.
Based on our current internal financial forecasts, we believe that amounts available under the DIP Facilities plus cash generated from operations will be sufficient to fund anticipated cash requirements through the Bankruptcy Case for minimum operating and capital expenditures and for working capital purposes. However, given the current business environment, our liquidity needs could be significantly higher than we currently anticipate. Our ability to maintain adequate liquidity through the Bankruptcy Case and beyond depends on our ability to successfully implement an appropriate plan of reorganization, successful operation of our business, appropriate management of operating expenses and capital spending and our ability to borrow under the DIP Facilities. Our expected liquidity needs are highly sensitive to changes in each of these and other factors.
There can be no assurance that amounts available under the DIP Facilities plus cash generated from operations will be sufficient to meet our reorganization or ongoing cash needs or that we will remain in compliance with all the covenants under the DIP Facilities. If we cannot meet our liquidity needs using amounts available under the DIP Facilities plus cash generated from operations, or if our access to amounts available under the DIP Facilities is restricted or terminated for any of the reasons set forth therein, we may have to take other actions such as seeking additional financing to the extent available or reducing or delaying capital expenditures. We could also be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies, including a possible sale of the Company or certain of our material assets pursuant to Section 363 of the Bankruptcy Code, or liquidate under Chapter 7 of the Bankruptcy Code.
On May 23, 2012, Standard & Poor's Ratings Services (Standard & Poor's) lowered our long-term corporate rating to “CCC” from “B-” and lowered its rating on our Senior Notes to “CCC” from “B-” as well. The recovery rating of our Senior Notes by Standard & Poor's was also lowered, indicating the expectation that creditors will receive negligible (0%-10%) recovery in a payment default scenario. Moody's Investors Service (Moody's) lowered our probability of default rating to "D" from "Caa1" and our corporate family rating to "Ca" from "Caa1" following our filing of the Bankruptcy Case. Moody's also downgraded its rating on our Senior Notes to "C" from "Caa2". As a result of our Bankruptcy Case, Moody's has withdrawn all of its ratings on us. These debt and credit downgrades have a long-term adverse effect on our ability to raise additional financing.
Our liquidity challenges, including these debt and credit downgrades, are public information and despite the liquidity provided by our DIP Facilities, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some customers could be reluctant to enter into long-term agreements with us.
Cash Management
Historically, we concentrated the majority of our cash balances in accounts held by Patriot Coal Corporation, and we deployed our cash throughout the enterprise through a variety of intercompany and transfer pricing arrangements. In addition, we were able to freely transfer funds to, from and among subsidiaries, as needed. Since filing the Chapter 11 Petitions, we have received Bankruptcy Court approval to generally maintain use of our cash management system, and, consequently, have minimized disruption to our operations while transitioning into the reorganization process.
The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Bankruptcy Case. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others whom we may conduct or seek to conduct business. In addition, there is no assurance that (i) we will be able to maintain our current cash management system, (ii) we will generate sufficient cash to fund our operations during this process, or (iii) that we will be able to access any alternative financing on acceptable terms or at all.
Selenium Water Treatment Obligations
September 1, 2010 U.S. District Court Ruling
On September 1, 2010, the U.S. District Court ordered Apogee Coal Company, LLC (Apogee), one of our subsidiaries, to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits at these three outfalls by March 1, 2013. As of June 30, 2012, we have spent approximately $27.9 million on the Apogee FBR facility and the total expenditures to install the facility are estimated to be approximately $55 million.
Additionally, the U.S. District Court ordered Hobet Mining, LLC (Hobet), one of our subsidiaries, to submit a proposed schedule to develop a treatment plan for a Hobet Surface Mine No. 22 outfall and to come into compliance with applicable discharge limits under the permit by May 1, 2013. As of June 30, 2012, we have spent approximately $4.4 million on the Hobet ABMet water treatment facility and the total expenditures to install the facility are estimated to be approximately $25 million.
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
General Selenium Matters
Prior to the second quarter of 2012, the liability to treat selenium discharges at outfalls not addressed in the September 1, 2010 ruling continued to be based on the use of the ZVI technology as there was no other definitive plan to install any technology other than ZVI. During the three months ended June 30, 2012, we modified our selenium water treatment compliance plan from ZVI technology to installing and operating Iron Facilitated Selenium Reduction (IFSeR) technology. Installation and operating costs for the IFSeR technology are materially higher than ZVI technology due in part to the more technologically advanced processing system. IFSeR was developed in response to our need to resolve certain detailed design considerations for ZVI technology. While ZVI water treatment systems decreased selenium discharges, they had not performed consistently in reducing selenium concentrations to compliant levels. IFSeR incorporates various design enhancements including utilizing ZVI media in a different configuration than the original ZVI water treatment technology.
Our comprehensive consent decree with the plaintiffs in the February 2011 Litigation requires that we select water treatment technology by category beginning with the first category in September 2012 and ending with the last category in September 2014. We performed pilot testing on IFSeR technology in early 2012 and concluded the testing in May 2012. In May 2012, related to the comprehensive consent decree for the February 2011 Litigation, we submitted IFSeR technology to the Special Master for his review and approval. On July 18, 2012, the Special Master certified that IFSeR may be considered as a listed technology for Category 1 outfalls, subject to our submitting responses to the Special Master’s final comments provided that same date. We will respond to these technical comments by August 10, 2012 and anticipate that the responses will resolve outstanding issues raised by the Special Master such that IFSeR can be certified as a listed technology for Category 1 outfalls. To date, IFSeR technology has not been proven to achieve effluent selenium limitations for the expected annual water flows at outfalls other than Category 1. There is significant uncertainty at June 30, 2012 as to which technology, if any, could be utilized to achieve compliance at the other four categories, particularly those with higher average water flows. However, IFSeR technology is currently the most successful technology to treat selenium based on our testing.
As a result, at June 30, 2012, we recorded an adjustment to increase our selenium water treatment liability by $307.4 million to recognize the modification to our compliance plan from installing and operating ZVI technology to installing and operating IFSeR technology. This adjustment is based upon estimates for the installation and operating costs of IFSeR water treatment systems at the Category 1-5 outfalls.
If IFSeR systems are not ultimately successful in treating the effluent selenium exceedances at the outfalls covered by the Hobet WVDEP Action and the February 2011 Litigation, we may be required to install alternative treatment solutions. Alternative technology solutions that we may ultimately select are still in the early phases of development and their related costs can not be reasonably estimated at this time. The cost of other water treatment solutions could be materially different than the costs reflected in our liability. Furthermore, costs associated with potential modifications to IFSeR or the scale of our current IFSeR systems could also cause the costs to be materially different than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time. Potential installations of selenium treatment alternatives are further complicated by the variable geological, topographical and water flow considerations of each individual outfall.
While we are actively continuing to explore treatment options, there can be no assurance as to if or when a definitive solution will be identified and implemented for outfalls covered by the Hobet WVDEP Action and the February 2011 Litigation. As a result, actual costs may differ from our current estimates. We will make additional adjustments to our liability when it becomes probable that we will utilize a different technology or modify the current technology, whether due to developments in our ongoing research, technology changes or modifications according to the comprehensive consent decree or other legal obligations to do so. Additionally, there are no assurances we will meet the timetable stipulated in the various court orders, consent decrees and permits.
Pre-Petition Debt and Credit Facilities
On May 5, 2010, we entered into a $427.5 million amended and restated credit agreement with a maturity date of December 31, 2013. The credit facility provides for the issuance of letters of credit and direct borrowings. In January 2011 and 2012, we entered into amendments to the credit agreement which, among other things, modified certain limits and minimum requirements of our financial covenants.
In March 2010, we entered into a $125 million accounts receivable securitization program, which provides for the issuance of letters of credit and direct borrowings. Trade accounts receivable are sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sells an undivided interest in all of the trade accounts receivable to the creditors as collateral for any borrowings. Available liquidity under the program fluctuates with the balance of our trade accounts receivable. The outstanding trade accounts receivable balance was $117.2 million and $171.0 million as of June 30, 2012 and December 31, 2011, respectively.
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
Default of Pre-Petition Financing
At June 30, 2012, we were not in compliance with certain financial covenants of our pre-petition debt agreements. In addition, the filing of the Bankruptcy Case constituted an additional event of default under the following debt agreements, each of which provides that, as a result of the events of default, all principal, interest and other amounts due thereunder became immediately due and payable:

•
Pre-Petition Credit Agreement, with respect to outstanding letters of credit in an aggregate principal amount of approximately $300.8 million as of June 30, 2012 and the Petition Date, plus accrued and unpaid interest thereon and borrowings in an aggregate principal amount of $25.0 million as of June 30, 2012 and the Petition Date, plus accrued and unpaid interest thereon;

•	the Indenture dated as of May 28, 2008 with respect to an aggregate principal amount of $200.0 million of 3.25% Convertible Senior Notes due 2013 plus accrued and unpaid interest thereon;

•	the Indenture dated as of May 5, 2010 with respect to an aggregate principal amount of $250.0 million of 8.25% Senior Notes due 2018 plus accrued and unpaid interest thereon; and

•
the $125.0 million accounts receivable securitization program with respect to outstanding letters of credit in an aggregate principal amount of approximately $51.8 million as of June 30, 2012 and the Petition Date, plus accrued and unpaid interest thereon.

The ability of the creditors to seek remedies to enforce their rights under these pre-petition debt agreements is automatically stayed as a result of filing the Bankruptcy Case, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
As a result of the defaults under the pre-petition debt agreements, the accompanying condensed consolidated balance sheet as of June 30, 2012 includes the reclassification of $439.0 million of our outstanding long-term debt in default to current liabilities. In the second quarter of 2012, we incurred legal and professional fees totaling $4.7 million related to the DIP Facilities. These costs were capitalized as of June 30, 2012 and will be expensed with the other fees associated with this financing arrangement in the third quarter of 2012.
DIP Financing
In connection with filing the Chapter 11 Petitions, the Debtors filed a motion seeking, among other things, Bankruptcy Court authorization for us to obtain the DIP Facilities, and for the DIP Guarantors to guaranty our obligations in connection with the DIP Facilities, up to an aggregate principal amount of $802.0 million, consisting of (a) First Out Revolving Credit Loan in an amount not to exceed $125.0 million, (b) a First Out Term Loan in the amount of $375.0 million, and (c) a roll up of obligations under the Pre-Petition Credit Agreement, dated May 5, 2010, in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility).
On July 11, 2012, the Bankruptcy Court entered the Interim DIP Order that, among other things, authorized us to borrow money and obtain letters of credit pursuant to the DIP Facilities and to guaranty such borrowings and our obligations with respect to such letters of credit, up to an aggregate principal or face amount of $677.0 million (plus interest, fees and other expenses and amounts), consisting of borrowings of up to an aggregate principal or face amount of $125.0 million under the First Out Revolving Credit Loan, $250.0 million under the First Out Term Loan, and up to $302.0 million under the Second Out Facility, in accordance with the terms of the Interim DIP Order and the DIP Facilities. On August 3, 2012, the Bankruptcy Court entered the Final DIP Order that, among other things, authorized us to borrow the full amount under the DIP Facilities in accordance with the terms of the Final DIP Order and the DIP Facilities. The Final DIP Order amended certain provisions of the DIP Facilities, including, among other things, the definition of “Applicable Rate” in the First Out DIP Credit Agreement.
First Out Facility
On July 9, 2012, Patriot and the DIP Guarantors entered into a Superpriority Secured Debtor-in-Possession Revolving and Term Loan Credit Agreement (the First Out DIP Credit Agreement). Our obligations under the First Out DIP Credit Agreements are guaranteed by each DIP Guarantor.  On July 11, 2012, the conditions precedent to closing and the initial borrowing were satisfied and the First Out DIP Credit Agreement became effective.

First Out Revolving Credit Loans will bear interest at a rate per annum equal to the Eurocurrency Rate (as defined in the First Out DIP Credit Agreement) plus 3.25% or the Base Rate (as defined in the First Out DIP Credit Agreement) plus 2.25%.  First Out Term Loans will bear interest at a rate per annum equal to the Eurocurrency Rate plus 7.75% or the Base Rate plus 6.75%.  In addition, a commitment fee of 0.75% per annum is required for unutilized commitments under the First Out Facility. Upon the occurrence and during the continuance of an event of default under the First Out DIP Credit Agreement, the interest rate increases by 2.00% per annum.
On July 11, 2012, we received the proceeds of $250 million under the First Out Term Loan and utilized a portion of the funds to repay pre-petition debt of $25 million and pay DIP Facilities fees of $30.0 million. Letters of credit of $53 million were issued under the First Out Revolving Credit Loan to replace pre-petition letters of credit outstanding under the accounts receivable securitization program that was cancelled. On August 6, 2012, we received the remaining proceeds of $125 million under the First Out Term Loan and utilized a portion of the funds to pay additional DIP Facilities fees of $1.6 million.    Borrowings under the First Out Facility are to be repaid on the earlier of (i) the date that is 450 days after the closing date (the Initial Maturity Date, which is October 4, 2013) provided that the Initial Maturity Date can be extended until December 31, 2013 subject to certain specified conditions, (ii) prepayment by Patriot of all outstanding principal and accrued but unpaid interest, (iii) the date of termination of the commitment of each lender and of the obligation of the L/C Issuers (as defined in the First Out DIP Credit Agreement) to make letter of credit extensions pursuant to the First Out DIP Credit Agreement, (iv) the date that is 30 days (or in certain specified circumstances, 45 days) after July 11, 2012 if the Bankruptcy Court has not entered a final order prior to such date or such later date as approved by the required lenders, (v) the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Bankruptcy Court and (vi) the date of dismissal of the Bankruptcy Case by the Bankruptcy Court. An extension fee of 0.25% of the Revolving Credit Commitments and Term Loans is due if we elect to extend the maturity date of the First Out Facility.
The First Out DIP Credit Agreement provides for representations and warranties by Patriot and the DIP Guarantors that are customary for facilities of this type.  The First Out DIP Credit Agreement further provides for affirmative and negative covenants applicable to Patriot and its subsidiaries, including affirmative covenants requiring Patriot to provide financial information, 13-week projections and other information including, upon request, environmental or mining site assessments or audit reports to the administrative agent under the First Out DIP Credit Agreement (the First Out DIP Agent), and negative covenants restricting the ability of Patriot and its subsidiaries to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions.  The First Out DIP Credit Agreement also provides financial covenants applicable to Patriot and its subsidiaries, including compliance with requirements relating to minimum consolidated EBITDA, maximum capital expenditures and minimum liquidity.
The First Out DIP Credit Agreement provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of Patriot's and the DIP Guarantors' representations and warranties, breaches by Patriot or the DIP Guarantors of their covenants in the First Out DIP Credit Agreement or ancillary loan documents, cross-defaults under other agreements or instruments, the entry of material judgments against Patriot or its subsidiaries, or revocation of the intercreditor and priority of payment provisions contained in the Pledge and Security and Intercreditor Agreement (as defined below).  The First Out DIP Credit Agreement also includes customary events of default that may arise in connection with the Chapter 11 Petitions, including dismissal or conversion of the Debtors' cases.
Second Out Facility and Second Out Guarantee
We entered into an Amended and Restated Superpriority Secured Debtor-in-Possession Credit Agreement dated as of July 11, 2012 (the Second Out DIP Credit Agreement).  Our obligations under the Second Out DIP Credit Agreement are guaranteed by the DIP Guarantors pursuant to the Amended and Restated Guarantee (the Second Out Guarantee) dated as of July 11, 2012, made by Patriot and the DIP Guarantors in favor of the administrative agent under the Second Out DIP Credit Agreement (the Second Out DIP Agent).  On July 13, 2012, the conditions precedent to closing were satisfied and the Second Out DIP Credit Agreement and the Second Out Guarantee became effective.
Letter of credit fees under the Second Out Facility will be paid at a rate equal to 4.50% per annum.  The letter of credit borrowings under the Second Out Facility will bear interest at a rate per annum equal to the Eurocurrency Rate plus 8.00% or the Base Rate plus 7.00% per annum.  Upon the occurrence and during the continuance of an event of default under the Second Out DIP Credit Agreement, the interest rate will increase by 2.00% per annum. On July 13, 2012, letters of credit of $302 million were issued under the Second Out Facility and used to replace pre-petition letters of credit outstanding under the Pre-Petition Credit Agreement.
All letter of credit borrowings under the Second Out Facility are to be repaid on the earlier of (i) the Initial Maturity Date provided that the Initial Maturity Date can be extended until December 31, 2013 subject to certain specified conditions, (ii) the date on which the obligation of the letter of credit issuers to permit the extension of the expiry date of any letter of credit is terminated upon direction from the Second Out DIP Agent in the case of an event of default, (iii) the date that is 30 days (or in certain specified circumstances, 45 days) after July 11, 2012 if the Bankruptcy Court has not entered a final order prior to such date or such later date as approved by the required lenders, (iv) the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Bankruptcy Court and (v) the date of dismissal of the Bankruptcy Case by the Bankruptcy Court.
The Second Out DIP Credit Agreement provides for representations and warranties by Patriot and the DIP Guarantors, affirmative and negative covenants applicable to Patriot and its subsidiaries and events of default that are substantially similar to the representations, warranties, covenants and events of default under the First Out DIP Credit Agreement.
Pledge, Security and Intercreditor Agreement
On July 11, 2012, Patriot and the DIP Guarantors entered into a Debtor-in-Possession Pledge and Security and Intercreditor Agreement (the Pledge, Security and Intercreditor Agreement) with the First Out DIP Agent and Second Out DIP Agent.  The obligations of Patriot and the DIP Guarantors under the DIP Facilities are secured by a lien covering substantially all of the assets, rights and properties of Patriot and the DIP Guarantors, subject to certain exceptions set forth in the Pledge, Security and Intercreditor Agreement.  The Pledge, Security and Intercreditor Agreement also sets forth the seniority and priority of the respective liens on Patriot's and the DIP Guarantors' assets for the benefit of the lenders under the First Out Revolving Credit Loan, the First Out Term Loan and the Second Out Facility.

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

Environmental Matters
On July 31, 2012, the United States District Court for the District of Columbia (the "D.C. District Court") struck down EPA water quality guidance issued on July 21, 2011 relating to the compliance of surface coal mining operations with the CWA. However, EPA may appeal the D.C. District Court ruling and we cannot predict the outcome of such an appeal. Moreover, in response to the D.C. District Court ruling, the West Virginia Environmental Quality Board called on WVDEP to include similar standards to those in the EPA guidance in a pending coal mining permit. See additional discussion of EPA Water Quality Standards under Part 1, Item 1. Environmental Laws in our 2011 Annual Report on Form 10-K/A.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold approximately 78% of our sales volume under coal supply agreements with terms of one year or more during 2011. As of June 30, 2012, our total unpriced planned production for 2012 was approximately 2 million tons.
We have commodity risk related to our diesel fuel purchases. To manage a portion of this risk, we have entered into swap contracts with financial institutions. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. As of June 30, 2012, the notional amounts outstanding for these swaps included 6.6 million gallons of heating oil expiring throughout 2012, as well as 4.0 million gallons of ultra low sulfur diesel expiring in 2013. We expect to purchase approximately 24 million gallons of diesel fuel annually across all operations in 2012. Excluding the impact of our hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our operating costs by approximately $2.4 million annually.
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
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there was a material weakness in the internal control over financial reporting related to the accounting treatment for our water treatment facilities and concluded that our disclosure controls and procedures were not effective as of June 30, 2012. Notwithstanding the material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the condensed consolidated financial statements included in the Form 10-Q for the quarter ended June 30, 2012 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Remediation of A Material Weakness in Internal Control Over Financial Reporting
On May 8, 2012, we filed a Form 10-K/A for the restatement of our consolidated financial statements for the years ended December 31, 2011 and 2010. This restatement is described more fully in Note 18, Restatement of Financial Statements, in the Notes to the Unaudited Condensed Consolidated Financial Statements. The accounting treatment for the costs of installing the Apogee FBR and Hobet ABMet water treatment facilities involves significant operational and accounting complexities. The Apogee FBR and Hobet ABMet water treatment facilities are a part of our selenium water treatment obligation and related processes. The water treatment facilities have an anticipated 30 year useful life and their primary use will be for treatment of selenium exceedances in water discharges resulting from past mining under legacy permit standards. FBR technology had not been used to remove selenium or any other minerals discharged at coal mining operations prior to our pilot project performed in 2010. The FBR water treatment facility required by the September 1, 2010 ruling will be the first facility constructed for selenium removal on a commercial scale and neither FBR nor ABMet technology has been proven effective on a full-scale commercial basis at coal mining operations.

In remediating the material weakness that resulted in the restatement described above, we have added additional review procedures with the intent of widening the scope of the procedures to cover all selenium accruals and cost recognition. The remediation will incorporate internal and external consultations with engineering and accounting experts in the areas that involve this breadth of complexity. In the future, such review procedures will include these increased consultations. As of the date hereof, management has implemented its remediation plan and believes that as a result of implementation of these additional review procedures over the accounting treatment for water treatment facilities and the related environmental obligations, the material weakness in internal control over financial reporting will be remediated. However, the above material weakness will not be considered remediated until the additional review procedures over accounting treatment for water treatment facilities have been operating effectively for an adequate period of time. Management will consider the status of this remedial effort when assessing the effectiveness of the Company's internal controls over financial reporting and other disclosure controls and procedures as of December 31, 2012. For this reason, management concluded that the material weakness in internal control over financial reporting has not been remediated and that as of June 30, 2012 and August 9, 2012, our internal control over financial reporting was not effective.
We are committed to a strong internal control environment and will continue to review the effectiveness of Patriot's internal controls over financial reporting and other disclosure controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures.
Changes in Internal Control over Financial Reporting
Other than the remediation steps described above, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There may be additional changes and enhancements to the Company's internal control processes subsequent to June 30, 2012.

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
Patriot Coal Corporation (Patriot, we, our or the Company) and substantially all of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), jointly administered under Case No. 12-12900 (the Bankruptcy Case) and we are subject to the risks and uncertainties associated with bankruptcy proceedings.
For the duration of the Bankruptcy Case, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to continue as a going concern;

•	our ability to obtain court approval with respect to motions filed in the Bankruptcy Case from time to time;

•
our ability to operate within the restrictions and liquidity limitations of the post-petition credit facilities authorized by the Bankruptcy Court in connection with the Bankruptcy Case (the DIP Facilities);

•	our ability to comply with and operate under any cash management orders entered by the Bankruptcy Court from time to time;

•	our ability to develop, confirm and consummate a plan of reorganization with respect to the Bankruptcy Case;

•
the ability of third parties to seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the Bankruptcy Case to a case under Chapter 7 of the Bankruptcy Code;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;

•	our ability to attract, retain and motivate key employees;

•	our ability to attract and retain customers; and

•	our ability to fund and execute our business plan.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Bankruptcy Case could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities. Because of the risks and uncertainties associated with Bankruptcy Case, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 reorganization process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.
Trading in our securities during the pendency of the Bankruptcy Case is highly speculative and poses substantial risks. It is impossible to predict at this time whether our equity or other securities will be cancelled or if holders of such equity or other securities will receive any distribution with respect to, or be able to recover any portion of, their investments.
It is unclear at this stage of the Bankruptcy Case if any proposed plan of reorganization would allow for distributions with respect to our equity or other securities. It is likely that our equity securities will be cancelled and extinguished upon confirmation of a proposed plan of reorganization by the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of our equity or other securities, amounts invested by the holders of such securities will not be recoverable and such securities would have no value. Trading prices for our equity or other securities may bear little or no relationship to the actual recovery, if any, by the holders thereof during the pendency of the Bankruptcy Case. Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.
Our common stock is no longer listed on a national securities exchange and is traded only in the over-the-counter market, which could negatively affect our stock price and liquidity.
The shares of our common stock were listed on the New York Stock Exchange (the NYSE) under the symbol “PCX.” In connection with the commencement of the Bankruptcy Case, effective July 10, 2012, the NYSE suspended the trading of our shares. Our common stock is now trading over-the-counter and is quoted on the OTC Markets. However, the extent of the public market for our common stock and the continued availability of quotations would depend upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in our common stock on the part of securities firms and other factors. The OTC Market is significantly more limited market than the NYSE, and the quotation of our common stock on the OTC Market may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future or that we will be able to relist our common stock on a national securities exchange. In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in Patriot by suppliers, customers and employees and the loss of institutional investor interest in our common stock.
The DIP Facilities include financial and other covenants that impose substantial restrictions on our financial and business operations. There can be no assurance that we will be able to remain in compliance with the requirements of the DIP Facilities or that the lending commitments under the DIP Facilities will not be restricted or terminated by the DIP lenders.
In addition to standard financing covenants and events of default, the DIP Facilities provide for events of default specific to the Bankruptcy Case, including dismissal of the Bankruptcy Case or conversion to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee, entry of an order granting relief from the automatic stay to the holder or holders of any security interest, entry of certain orders, including an order reversing, amending, supplementing, staying or vacating the interim order or the final order entered by the Bankruptcy Court and failure of a final order to be entered into on a timely basis. The DIP Facilities contain other events of defaults customary for debtor-in-possession financings. An event of default under the DIP Facilities would give the DIP lenders the right to terminate their lending commitments, declare all loans, all interest thereon and all other obligations under the DIP Facilities due and payable and exercise other remedies available to them under the DIP Facilities.
The DIP Facilities provide for customary representations and warranties by us. The DIP Facilities further provide for affirmative and negative covenants applicable to us and our subsidiaries, including affirmative covenants requiring us to provide financial information, 13-week projections and other information to the DIP lenders, including, upon request, environmental or mining site assessments or audit reports, and negative covenants restricting our ability and the ability of our subsidiaries to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions. The DIP Facilities also provide for financial covenants applicable to us and our subsidiaries, including compliance with requirements relating to minimum consolidated EBITDA, maximum capital expenditures and minimum liquidity.
If, as a result of our breach of the terms thereof, the DIP Facilities are terminated or our access to funding thereunder is restricted or terminated, we may not have sufficient cash availability to meet our operating needs or satisfy our obligations as they become due, in which instance we could be required to seek a sale of Patriot or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or to convert the Bankruptcy Case into a liquidation under Chapter 7 of the Bankruptcy Code.
Our liquidity position imposes significant risk to our operations.
There can be no assurance that the amounts of cash from operations together with amounts available under the DIP Facilities will be sufficient to fund operations. Given the current business environment, our liquidity needs could be significantly higher than we currently anticipate. Our ability to maintain adequate liquidity through 2012 and beyond could depend on our ability to successfully implement an appropriate plan of reorganization, successful operation of our business and appropriate management of operating expenses and capital spending and our ability to borrow under the DIP Facilities. Our expected liquidity needs are highly sensitive to changes in each of these and other factors. Even if we successfully take any of the actions described above, we may be required to execute asset sales or other capital generating actions over and above our normal business activities and cut back or eliminate other programs that are important to the future success of our business.
Our liquidity challenges are public information and despite the liquidity provided by our DIP Facilities, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some customers could be reluctant to enter into long-term agreements with us.

The pursuit of the Bankruptcy Case has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.
A long period of operating under Chapter 11 could adversely affect our business and results of operations. While the Bankruptcy Case continues, our senior management will be required to spend a significant amount of time and effort focusing on the Bankruptcy Case. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Bankruptcy Case is protracted.
We may experience increased levels of employee attrition.
During the pendency of the Bankruptcy Case, we may experience increased levels of employee attrition, and our employees are facing considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer and supplier expectations, thereby adversely affecting our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Bankruptcy Case is limited during the Bankruptcy Case by restrictions on implementation of retention programs. The failure to retain or attract members of our senior management team or key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.
If we are not be able to obtain confirmation of our plan of reorganization or if sufficient debtor-in-possession financing is not available we could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.
Our plan of reorganization has not yet been formulated or submitted to the Bankruptcy Court. In order to successfully emerge from Chapter 11 bankruptcy protection, we must develop and obtain court and creditor approval of our plan of reorganization. This process requires us to meet statutory requirements with respect to adequacy of disclosure with respect to a plan, soliciting and obtaining creditor acceptance of a plan, and fulfilling other statutory conditions for plan confirmation. We may not receive the requisite acceptances to confirm a plan. Even if the requisite acceptances of a plan are received, the Bankruptcy Court may not confirm it. In addition, the DIP Facilities may not be sufficient to meet our liquidity requirements or may be restricted or terminated by the lenders under the DIP Facilities for our breach thereof. If any of these events were to occur we could be forced to sell the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.
The DIP Facilities provide for (a) revolving credit loans in an amount not to exceed $125.0 million, (b) a term loan in the amount of $375.0 million, and (c) a roll up of obligations under the Amended and Restated Credit Agreement dated May 5, 2010, in respect of pre-petition letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same, issued in the aggregate amount of approximately $302.0 million as of July 9, 2012. There can be no assurance that the amounts of cash from operations together with amounts available under the DIP Facilities will be sufficient to fund operations. In the event that cash flows and borrowings under the DIP Facilities are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms. Failure to secure any necessary additional financing would have a material adverse effect on our operations and ability to continue as a going concern.
We have not made any final determinations with respect to reorganizing our capital structure, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.
Any reorganization of our capital structure that we may engage in may include exchanges of new debt or equity securities for our existing debt and equity securities, and such new debt or equity securities may be issued at different interest rates, payment schedules, and maturities than our existing debt and equity securities. We may also modify or amend our existing debt or equity securities to the same effect. Such exchanges or modifications are inherently complex to implement. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, and there can be no guarantee of success. If such exchanges or modifications are successful, the existing holders of common stock may find that their holdings no longer have any value, are materially reduced in value or are severely diluted. Also, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or receive debt with a principal amount that is less than the outstanding principal amount, longer maturities, and reduced interest rates. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. Also, if the existing debt or equity security holders are adversely affected by a reorganization, it may adversely affect Patriot's ability to issue new debt or equity in the future.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers' confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and coal industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
Operating under Chapter 11 may restrict our ability to pursue our strategic and operational initiatives.
Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the DIP Facilities limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

•	sell assets outside the normal course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that would be in our interests.
As a result of the Bankruptcy Case, realization of assets and liquidation of liabilities are subject to uncertainty.
While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
As a result of the Bankruptcy Case, our historical financial information may not be indicative of our future financial performance.
Our capital structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to us upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Bankruptcy Case and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.

Due to our participation in multi-employer pension plans and statutory retiree healthcare plans, we may have exposure that extends beyond what our obligations would be with respect to our employees.
Certain of our subsidiaries participate in two defined benefit multi-employer pension funds that were established as a result of collective bargaining with the UMWA pursuant to the 2007 NBCWA as periodically negotiated and adjusted, such as with the 2011 NBCWA. These plans provide pension and disability pension benefits to qualifying represented employees retiring from a participating employer where the employee last worked prior to January 1, 1976, in the case of the UMWA 1950 Plan, or after December 31, 1975, in the case of the UMWA 1974 Plan. In December 2006, the 2007 NBCWA was signed, which required funding of the 1974 Plan through 2011 under a phased funding schedule. The funding is based on an hourly rate for active UMWA workers. Under the labor contract, the per hour funding rate increased annually beginning in 2007, until reaching $5.50 in 2011. Certain of our subsidiaries with UMWA-represented employees are required to contribute to the 1974 Plan. The 2011 NBCWA requires funding at $5.50 per hour for certain UMWA workers. The 1974 Plan funding rate could change during the term of the 2011 NBCWA if deemed necessary to guarantee benefit payments. Certain of our other subsidiaries have entered into other labor agreements with the UMWA that contain terms that differ from the terms of the 2011 NBCWA and that do not provide for participation in or contribution to the 1974 Plan.
Under the 2011 NBCWA, new inexperienced miners hired after January 1, 2012 will not participate in the 1974 Plan. Such new hires will instead receive a payment of $1.00 per hour worked into the UMWA Cash Deferral Plan, increasing to $1.50 on January 1, 2014. Effective January 1, 2012, employers also pay $1.50 per hour to a new Retiree Bonus Account Trust for the term of the 2011 NBCWA. This Trust will make a payment to pensioners in November of 2014, 2015 and 2016 in the amount of $580 for most retirees and $455 for disabled retirees. This payment was also made in November 2011. If Trust funding is not sufficient to make these annual bonus payments, employers will pay the difference directly to their retirees.
Under the 2011 NBCWA, effective January 1, 2012, employers also make an additional supplemental pension contribution of $1.00 per hour worked into the UMWA Cash Deferred Savings Plan for each active miner with at least 20 years of credited service under the 1974 Plan, increasing to $1.50 per hour on January 1, 2014. Effective January 1, 2012, any participant in the 1974 Plan was permitted to make an irrevocable election to opt out of the 1974 Plan. Any employee who made this election ceased to accrue any further service or benefits under the 1974 Plan. Effective with the election, employers contribute $1.00 per hour worked to the UMWA Cash Deferred Plan on the employee's behalf as a Supplemental Pension Contribution, increasing to $1.50 on January 1, 2014.
Contributions to these funds could increase as a result of future collective bargaining with the UMWA, a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, lower than expected returns on pension fund assets or other funding deficiencies. Even with these increased rates, the difficult equity markets over recent years have resulted in materially underfunded multi-employer pension funds and any new rates assigned may be higher than the current rate as this deficit is addressed. In fact, our signatory subsidiaries have received information from the 1974 Pension Plan advising that a funding improvement plan must be implemented for any new, successor or repoened collective bargaining agreements that are negotiated on or after May 25, 2012. After the 20-11 NBCWA expires in 2016, such a funding improvement plan will likely required hourly contribution rates that are materially higher than the current $5.50 per hour rate.
The Surface Mining Control and Reclamation Act Amendments of 2006 (2006 Act) authorized $490 million in general fund revenues to pay for certain benefits, including the healthcare costs under the UMWA Combined Fund, 1992 Benefit Plan and 1993 Benefit Plan for former employees of defunct entities (orphans) who are retirees and their dependents. Under the 2006 Act, these orphan benefits will be the responsibility of the federal government on a phased-in basis through 2012. If Congress were to amend or repeal the 2006 Act or if the $490 million authorization were insufficient to pay for these healthcare costs, certain of our subsidiaries, along with other contributing employers and their affiliates, would be responsible for the excess costs.

Item 4. Mine Safety Disclosure.
The information concerning mine safety violations or other regulatory matters required by Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 of this report.

Item 5.     Other Information

As previously disclosed in our Form 8-K filed on June 1, 2012, effective May 28, 2012, our former CEO resigned from his roles as President, CEO and member of the Board of Directors of Patriot and all other offices, employment and directorships with Patriot and each of its affiliated entities. Also effective May 28, 2012, the Board of Directors of Patriot appointed Irl F. Engelhardt as the CEO, in addition to his role as Chairman of the Board, of Patriot.

Item 6.	Exhibits.
See Exhibit Index on the last page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION

Date:	August 9, 2012	By:	/s/ MARK N. SCHROEDER
Mark N. Schroeder Senior Vice President & Chief Financial Officer (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

10.1
Commitment Letter, dated as of May 7, 2012, by and between Patriot Coal Corporation and the Commitment Parties. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on May 8, 2012.)

10.2*	Employment Agreement, dated as of May 28, 2012 between Patriot Coal Corporation and Irl F. Engelhardt.

10.3*	Amendment to Employment Agreement, dated as of May 28, 2012 between Patriot Coal Corporation and Bennett K. Hatfield.

10.4*	Amendment to the Patriot Coal Corporation 401(k) Retirement Plan, dated as of March 5, 2012.

10.5*	Amendment to the Patriot Coal Corporation 401(k) Retirement Plan, dated as of June 21, 2012.

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

101**
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and (v) the Notes to Unaudited Condensed Financial Statements.

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