Form 10-Q
period 2012-09-30
Patriot Coal CORP
filed 2012-10-30
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 92,592,859 shares of common stock with a par value of $0.01 per share outstanding on October 26, 2012.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		Restated (1)		Restated (1)
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$442,935	$584,145	$1,445,546	$1,778,425
Other revenues	5,261	5,250	39,293	20,154
Total revenues	448,196	589,395	1,484,839	1,798,579
Costs and expenses
Operating costs and expenses	434,599	570,850	1,367,158	1,646,958
Depreciation, depletion and amortization	48,906	47,040	135,430	138,112
Asset retirement obligation expense	19,496	13,299	377,737	100,722
Sales contract accretion	—	(11,380)	(11,628)	(45,805)
Impairment and restructuring charge	18,434	139	60,892	423
Selling and administrative expenses	12,611	12,788	42,741	39,392
Net gain on disposal or exchange of assets	(457)	(7,389)	(3,125)	(16,804)
Income from equity affiliates	(1,864)	(1,650)	(3,564)	(4,570)
Operating loss	(83,529)	(34,302)	(480,802)	(59,849)
Interest expense and other	13,661	16,453	46,168	55,896
DIP financing fees	42,552	—	42,552	—
Interest income	(15)	(73)	(178)	(171)
Loss before reorganization items, net and income taxes	(139,727)	(50,682)	(569,344)	(115,574)
Reorganization items, net	76,214	—	76,214	—
Loss before income taxes	(215,941)	(50,682)	(645,558)	(115,574)
Income tax provision (benefit)	(8)	(230)	(8)	383
Net loss	$(215,933)	$(50,452)	$(645,550)	$(115,957)

Weighted average shares outstanding, basic and diluted	92,686,588	91,329,096	92,462,636	91,299,442

Loss per share, basic and diluted	$(2.33)	$(0.55)	$(6.98)	$(1.27)

(1) See Note 21, Restatement of Financial Statements, in the Notes to Unaudited Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		Restated(1)		Restated(1)
	(Dollars in thousands)
Net loss	$(215,933)	$(50,452)	$(645,550)	$(115,957)
Accumulated actuarial loss and prior service credit realized in net loss	13,715	10,749	41,147	32,243
Net change in fair value of diesel fuel hedge	2,476	(3,958)	1,099	(3,608)
Other comprehensive income	16,191	6,791	42,246	28,635
Comprehensive loss	$(199,742)	$(43,661)	$(603,304)	$(87,322)

(1) See Note 21, Restatement of Financial Statements, in the Notes to Unaudited Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$382,784	$194,162
Accounts receivable and other, net of allowance for doubtful accounts of $13 as of September 30, 2012 and $138 as of December 31, 2011	98,558	177,695
Inventories	128,535	98,366
Prepaid expenses and other current assets	30,350	28,191
Total current assets	640,227	498,414
Property, plant, equipment and mine development
Land and coal interests	2,901,082	2,935,796
Buildings and improvements	554,874	504,275
Machinery and equipment	771,300	735,207
Less accumulated depreciation, depletion and amortization	(1,087,449)	(973,157)
Property, plant, equipment and mine development, net	3,139,807	3,202,121
Cash collateralization deposits	60,990	14,990
Investments and other assets	32,619	48,213
Total assets	$3,873,643	$3,763,738
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$283,641	$513,123
Below market sales contracts acquired	—	44,787
Current maturities of long-term debt	398	1,182
Total current liabilities	284,039	559,092
Long-term debt, less current maturities	376,872	441,064
Asset retirement obligations	743,095	424,974
Workers' compensation obligations	239,284	231,585
Postretirement benefit obligations	91,344	1,387,317
Obligation to industry fund	32,897	35,429
Below market sales contracts acquired, noncurrent	—	46,217
Other noncurrent liabilities	24,125	45,218
Total liabilities not subject to compromise	1,791,656	3,170,896
Liabilities subject to compromise	2,090,743	—
Total liabilities	3,882,399	3,170,896
Stockholders' equity (deficit)
Common stock ($0.01 par value; 300,000,000 shares authorized; 92,601,516 and 91,885,338 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	926	919
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011)	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011)	—	—
Additional paid-in capital	978,868	977,169
Retained deficit	(645,766)	(216)
Accumulated other comprehensive loss	(342,784)	(385,030)
Total stockholders' equity (deficit)	(8,756)	592,842
Total liabilities and stockholders' equity (deficit)	$3,873,643	$3,763,738

See accompanying notes to unaudited consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
		Restated (1)
	(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(645,550)	$(115,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	135,430	138,112
Debtor-in-possession debt issuance costs	42,552	—
Amortization of deferred financing costs	3,986	5,510
Amortization of debt discount	5,076	7,083
Sales contract accretion	(11,628)	(45,805)
Loss on early repayment of notes receivable	—	5,868
Impairment and restructuring charge	60,892	—
Net gain on disposal or exchange of assets	(3,125)	(16,804)
Income from equity affiliates	(3,564)	(4,570)
Distributions from equity affiliates	2,842	1,259
Stock-based compensation expense	776	9,566
Non-cash reorganization items	56,428	—
Changes in current assets and liabilities:
Accounts receivable	79,137	(42,941)
Inventories	(30,170)	1,213
Other current assets	(1,135)	2,268
Accounts payable and accrued expenses	1,701	22,670
Asset retirement obligations	305,375	73,811
Workers' compensation obligations	7,157	9,573
Postretirement benefit obligations	39,310	41,708
Obligation to industry fund	(2,257)	(2,219)
Cash collateralization deposit	(46,000)	(14,990)
Other, net	518	(4,451)
Net cash provided by (used in) operating activities	(2,249)	70,904
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(123,174)	(112,133)
Additions to advance mining royalties	(17,024)	(17,728)
Acquisition of Coventry Mining Services, LLC	(2,530)	—
Net cash paid in litigation settlement and asset acquisition	—	(14,787)
Proceeds from disposal or exchange of assets	3,490	6,691
Proceeds from notes receivable	—	115,679
Other	(369)	—
Net cash used in investing activities	(139,607)	(22,278)
Cash Flows From Financing Activities
Proceeds from debtor-in-possession debt	375,000	—
Long-term debt payments	(1,305)	(2,894)
Deferred financing costs	(1,595)	(1,830)
Debtor-in-possession debt issuance costs	(42,552)	—
Proceeds from employee stock programs	930	2,115
Net cash provided by (used in) financing activities	330,478	(2,609)
Net increase in cash and cash equivalents	188,622	46,017
Cash and cash equivalents at beginning of year	194,162	193,067
Cash and cash equivalents at end of period	$382,784	$239,084
(1) See Note 21, Restatement of Financial Statements, in the Notes to Unaudited Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

(1) Chapter 11 Reorganization
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
Chapter 11 Reorganization Filings
On July 9, 2012 (the Petition Date), Patriot Coal Corporation, as a stand-alone entity, and substantially all of its wholly-owned subsidiaries (the Filing Subsidiaries and, together with Patriot, the Debtors) filed voluntary petitions for reorganization (the Chapter 11 Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Debtors' Chapter 11 cases are being jointly administered under the caption In re: Patriot Coal Corporation, et al. (Case No. 12-12900) (the Bankruptcy Case). Our joint ventures and certain of our other subsidiaries (collectively, the Non-Debtor Subsidiaries) were not included in the Chapter 11 filing.
Effective July 10, 2012, the New York Stock Exchange (NYSE) suspended trading of our common stock and commenced proceedings to delist our common stock. On August 6, 2012, our common stock was delisted from the NYSE. Our stock is now traded under the ticker symbol “PCXCQ” on the OTCQB marketplace, operated by OTC Markets Group Inc. (the OTC Markets).
The filing of the Chapter 11 Petitions constituted an event of default under the Company's pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petitions. Due to the filing of the Chapter 11 Petitions, the Company's pre-petition unsecured long-term debt of $458.5 million is included in "Liabilities subject to compromise" in the accompanying unaudited consolidated balance sheet at September 30, 2012.
The Debtors are currently operating as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, the Debtors are authorized to, and continue to, operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.
Debtor-In-Possession (DIP) Financing
In connection with filing the Chapter 11 Petitions, the Debtors filed a motion seeking, among other things, Bankruptcy Court authorization to obtain post-petition financing, and for each Filing Subsidiary (other than EACC Camps, Inc.) and for Patriot Ventures LLC (collectively, the DIP Guarantors) to guaranty our obligations in connection with the DIP financing, up to an aggregate principal amount of $802.0 million, consisting of (a) a revolving credit loan in an amount not to exceed $125.0 million (First Out Revolving Credit Loan), (b) a term loan in the amount of $375.0 million (First Out Term Loan, and together with the First Out Revolving Credit Loan, the First Out Facility), and (c) a $302.0 million roll up (the L/C Roll Up) of obligations under the Amended and Restated Credit Agreement, dated May 5, 2010 (the Pre-Petition Credit Agreement) in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility and, together with the First Out Facility, the DIP Facilities).
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
For additional information on the DIP Facilities, see Note 13 - Debt and Credit Facilities.
Reorganization Process
The Bankruptcy Court has authorized us to pay certain of our pre-petition obligations, including payments for employee wages, salaries and certain benefits and payments to certain shippers and critical vendors, subject to certain limitations. The

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Debtors are required to pay vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petitions and to pay certain other business-related payments necessary to maintain the operation of our business. We have retained legal and financial professionals to advise us on the bankruptcy proceedings. From time to time, we may seek the Bankruptcy Court's approval for the retention of additional professionals.
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
As required by the Bankruptcy Code, the U.S. Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the Creditors' Committee). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.
On July 18, 2012 and August 7, 2012, respectively, the United Mine Workers of America (UMWA) and several surety companies filed motions requesting that the venue for our Chapter 11 filing be transferred to the U.S. Bankruptcy Court for the Southern District of West Virginia. The U.S. Trustee also filed a motion arguing that the venue should be transferred from the Southern District of New York to another district. A hearing was held in September 2012, at which time the Company, the Creditors' Committee and certain other creditors contested these motions. Post-hearing submissions were filed on October 5, 2012.
Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. In this context, "assumption" means that the Company agrees to perform its obligations and cure all existing defaults under the contract or lease, and "rejection" means that it is relieved from its obligations to perform further under the contract or lease, but is subject to a pre-petition claim for damages for the breach thereof subject to certain limitations. Any damages resulting from rejection of executory contracts that are permitted to be recovered under the Bankruptcy Code will be treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.
Since the Petition Date, the Company received approval from the Bankruptcy Court to reject a number of equipment leases and other executory contracts of various types. The Company is continuing to review all of its executory contracts and unexpired leases to determine which additional contracts and leases it will reject. The Company expects that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. The Company also expects that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on the accompanying consolidated balance sheet as liabilities subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential claims, the Company cannot project the magnitude of such claims with certainty.
On October 18, 2012, the Bankruptcy Court entered an order establishing December 14, 2012 (the General Bar Date) as the bar date for potential creditors, other than governmental units, to file claims. For governmental units to file claims, the bar date was established as January 21, 2013 (the Governmental Bar Date). The bar date is the date by which certain claims against the Company must be filed if the claimants wish to receive any distribution in the bankruptcy cases. Proof of claim forms received after the bar date are typically not eligible for consideration of recovery as part of the Company's bankruptcy cases. All known potential creditors will be notified of the bar date and the requirement to file a claim with the Bankruptcy Court. Patriot will also publish notices in various publications available to the public. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
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
We have the exclusive right for 120 days after the filing of the Chapter 11 Petitions to file a plan of reorganization. We will likely file one or more motions to request extensions of this exclusivity period, which are routinely granted up to 18 months in bankruptcy cases of this size and complexity. On October 18, 2012, we filed a motion to extend this exclusivity period to May 5,

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

2013. If our exclusivity period lapses, any party-in-interest would be able to file a plan of reorganization. In addition to being voted on by requisite holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.
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
For periods subsequent to filing the Chapter 11 Petitions, we have applied the Financial Accounting Standards Board Accounting Standards Codification 852, "Reorganizations" (ASC 852), in preparing the unaudited consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in "Reorganization items, net" on the unaudited consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the unaudited consolidated balance sheet at September 30, 2012 in "Liabilities subject to compromise." These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
Going Concern Matters
The accompanying unaudited consolidated financial statements and related notes have been prepared assuming we will continue as a going concern, although the Bankruptcy Case and weak industry conditions raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, market conditions and our ability to improve profitability, to meet the financial covenants of the DIP Facilities or obtain appropriate waivers, to obtain financing to replace the DIP Facilities upon emergence and to restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Court. In order to improve profitability, we are taking actions to further reduce operating expenses and align our production to meet market demand. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying unaudited consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.
Debtor Financial Statements
The following unaudited condensed combined financial statements represent the financial statements for the Debtors only. The Company's Non-Debtor Subsidiaries are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net income is included in “Income from non-debtor entities” in the unaudited condensed combined statements of operations, and their net assets are included as “Investments in and advances to non-debtor entities” in the unaudited condensed combined balance sheet. The Debtors' unaudited condensed combined financial statements have been prepared in accordance with the guidance in ASC 852.
Intercompany transactions between the Debtors have been eliminated in the unaudited condensed combined financial statements. Intercompany transactions between the Debtors and Non-Debtor Subsidiaries have not been eliminated in the Debtors' unaudited condensed combined financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS - DEBTORS

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(Dollars in thousands)

Revenues
Sales	$442,935	$1,445,546
Other revenues	5,261	39,293
Total revenues	448,196	1,484,839
Costs and expenses
Operating costs and expenses	434,598	1,367,150
Depreciation, depletion and amortization	48,906	135,430
Asset retirement obligation expense	19,496	377,737
Sales contract accretion	—	(11,628)
Impairment and restructuring charge	18,434	60,892
Selling and administrative expenses	12,611	42,741
Net gain on disposal or exchange of assets	(457)	(3,125)
Income from equity affiliates	—	(130)
Income from non-debtor entities	(1,863)	(3,491)
Operating loss	(83,529)	(480,737)
Interest expense and other	13,661	46,168
DIP financing fees	42,552	42,552
Interest income	(15)	(113)
Loss before reorganization items, net and income taxes	(139,727)	(569,344)
Reorganization items, net	76,214	76,214
Loss before income taxes	(215,941)	(645,558)
Income tax benefit	(8)	(8)
Net loss	$(215,933)	$(645,550)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - DEBTORS

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(Dollars in thousands)

Net loss	$(215,933)	$(645,550)
Accumulated actuarial loss and prior service credit realized in net loss	13,715	41,147
Net change in fair value of diesel fuel hedge	2,476	1,099
Other comprehensive income	16,191	42,246
Comprehensive loss	$(199,742)	$(603,304)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED COMBINED BALANCE SHEET - DEBTORS

September 30, 2012
(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$382,784
Accounts receivable and other, net	98,558
Inventories	128,535
Prepaid expenses and other current assets	30,350
Total current assets	640,227
Property, plant, equipment and mine development
Land and coal interests	2,901,082
Buildings and improvements	554,874
Machinery and equipment	771,300
Less accumulated depreciation, depletion and amortization	(1,087,449)
Property, plant, equipment and mine development, net	3,139,807
Cash collateralization deposits	60,990
Investments and other assets	4,516
Investments in and advances to non-debtor entities	28,103
Total assets	$3,873,643
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$283,641
Current maturities of long-term debt	398
Total current liabilities	284,039
Long-term debt, less current maturities	376,872
Asset retirement obligations	743,095
Workers' compensation obligations	239,284
Postretirement benefit obligations	91,344
Obligation to industry fund	32,897
Other noncurrent liabilities	24,125
Total liabilities not subject to compromise	1,791,656
Liabilities subject to compromise	2,090,743
Total liabilities	3,882,399
Total stockholders' deficit	(8,756)
Total liabilities and stockholders' deficit	$3,873,643

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS - DEBTORS

Nine Months Ended
September 30, 2012
(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(645,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	135,430
Debtor-in-possession debt issuance costs	42,552
Amortization of deferred financing costs	3,986
Amortization of debt discount	5,076
Sales contract accretion	(11,628)
Impairment and restructuring charge	60,892
Net gain on disposal or exchange of assets	(3,125)
Income from equity affiliates	(130)
Income from non-debtor entities	(3,491)
Stock-based compensation expense	776
Non-cash reorganization items	56,428
Changes in current assets and liabilities:
Accounts receivable	79,137
Inventories	(30,170)
Other current assets	(1,135)
Accounts payable and accrued expenses	1,701
Advances to non-debtor entities	2,530
Asset retirement obligations	305,375
Workers' compensation obligations	7,157
Postretirement benefit obligations	39,310
Obligation to industry fund	(2,257)
Cash collateralization deposit	(46,000)
Other, net	518
Net cash used in operating activities	(2,618)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(123,174)
Additions to advance mining royalties	(17,024)
Acquisition of Coventry Mining Services, LLC	(2,530)
Proceeds from disposal or exchange of assets	3,490
Net cash used in investing activities	(139,238)
Cash Flows From Financing Activities
Proceeds from debtor-in-possession debt	375,000
Long-term debt payments	(1,305)
Deferred financing costs	(1,595)
Debtor-in-possession debt issuance costs	(42,552)
Proceeds from employee stock programs	930
Net cash provided by financing activities	330,478
Net increase in cash and cash equivalents	188,622
Cash and cash equivalents at beginning of year	194,162
Cash and cash equivalents at end of period	$382,784

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

(2) Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Patriot and its subsidiaries. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments: Appalachia and the Illinois Basin. See Note 14 for our segment disclosures.
On May 8, 2012, we amended our Annual Report on Form 10-K for the year ended December 31, 2011. See Note 21, Restatement of Financial Statements, for detailed information on the effect of this restatement on the statements of operations for the three and nine months ended September 30, 2011 and the statement of cash flows for the nine months ended September 30, 2011.
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
The accompanying consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three and nine months ended September 30, 2012 may not necessarily be indicative of the results for the year ending December 31, 2012.

(3) New Accounting Pronouncement
In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance which requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. We adopted this guidance effective January 1, 2012. This guidance does not affect our results of operations or financial condition.

(4) Reorganization Items and Other Bankruptcy Related Costs

Reorganization Items, Net

ASC 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization of the business, as well as professional fees directly related to the process of reorganizing the Company under Chapter 11. The Company's reorganization items for the three and nine months ended September 30, 2012 consist of the following:

Three and Nine
Months Ended
September 30, 2012
(Dollars in thousands)
Provision for rejected executory contracts and leases	$32,155
Losses from adjusting debt from carrying value to amount of allowed claim	27,021
Professional fees	19,786
Accounts payable settlement gains	(2,748)
Reorganization items, net	$76,214

As required by ASC 852, the losses from adjusting debt from carrying value to the amount of allowed claim reflects the recognition of expense related to the unamortized debt discount on the 8.25% Senior Notes and 3.25% Convertible Senior Notes and the unamortized debt issuance costs associated with the unsecured, pre-petition debt at the petition date. Based on this adjustment, all unsecured, pre-petition debt is recorded at its face value, which reflects our estimate of the allowable claim amount, and is included in "Liabilities subject to compromise" on the balance sheet.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Professional fees are directly related to the reorganization and include fees associated with advisors to the Company, the Creditors' Committee and certain secured creditors. Net cash paid for reorganization items for the three and nine months ended September 30, 2012 totaled $6.5 million, all of which related to professional fees.
Reorganization items exclude impairment and other restructuring charges recorded during the three and nine months ended September 30, 2012. See Note 7 for further details on these items.
Other Bankruptcy Related Costs
Debt issuance costs of $42.6 million were incurred and paid in connection with the DIP financing. These amounts were expensed and separately disclosed in the unaudited consolidated statements of operations in the three and nine months ended September 30, 2012.

(5) Liabilities Subject to Compromise

Liabilities subject to compromise represent unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. ASC 852 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.
The Bankruptcy Court has authorized us to pay certain pre-petition obligations, including payment of employee wages, salaries and certain benefits and payments to certain shippers and critical vendors, subject to certain limitations. The Debtors are required to pay vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petitions and certain other business related payments necessary to maintain the operations of the Company's business. Obligations associated with these matters are not classified as liabilities subject to compromise.
With the approval of the Bankruptcy Court, the Company has rejected certain pre-petition executory contracts and unexpired leases with respect to the Company's operations and may reject additional ones in the future. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are classified as liabilities subject to compromise. Holders of pre-petition claims are required to file proofs of claims by the General Bar Date or the Governmental Bar Date, as applicable. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
Liabilities subject to compromise consist of the following:

September 30, 2012
(Dollars in thousands)
Retiree healthcare liability	$1,366,958
Unsecured debt	458,500
Interest payable	4,838
Trade payables	101,850
Rejected executory contracts and leases	38,425
Sales related liabilities	68,374
Employee claims	14,434
Other accruals	37,364
$2,090,743
Other accruals primarily include liabilities subject to compromise related to accrued royalty payments, litigation reserves and other operating accruals.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

(6) Net Gain on Disposal or Exchange of Assets and Other Transactions
In the normal course of business, we enter into certain asset sales and exchange agreements, which involve swapping non-strategic coal mineral rights or other assets for cash, other assets or coal mineral rights that are strategic to our operations.
In March 2012, we sold certain non-strategic Appalachia gas and oil rights to a third party in exchange for cash resulting in a gain of $1.5 million.
In September 2011, we entered into an agreement to exchange certain non-strategic Appalachia property for cash and coal mineral rights near our Big Mountain mining complex. We recognized a gain of $4.9 million on the transaction. Also, in September 2011, we sold certain non-strategic Appalachia coal mineral rights to another coal producer resulting in a gain of $1.3 million.
In June 2011, we entered into an agreement to exchange certain non-strategic Appalachia coal mineral rights for coal mineral rights contiguous to our Highland mining complex in the Illinois Basin. We recognized a gain of $7.3 million on this transaction. Also in June 2011, we recognized a gain of $2.1 million related to an agreement allowing a right of way at our Kanawha Eagle mining complex to a third party. We have no future obligation related to this agreement.
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
Other Transactions
In December 2005, Magnum Coal Company (Magnum), which was acquired by Patriot in 2008, entered into a coal sales and services agreement pursuant to which it agreed to sell the coal required to satisfy the buyer's independent obligations under enumerated agreements with third parties. Effective March 27, 2012, Magnum entered into an agreement with the buyer that provides Magnum with a monthly option to make buyout payments in lieu of delivering the coal required for the buyer to satisfy its obligations under one of the enumerated agreements. In aggregate, over the next six years, the maximum potential buyout amount totals approximately $64 million if Magnum makes no deliveries during that period. In September 2012, we filed a motion with the Bankruptcy Court to reject these agreements and are awaiting a ruling. As of September 30, 2012, this sales related liability of $64.1 million reflecting this option has been reclassified to "Liabilities subject to compromise" in our unaudited consolidated balance sheet.
Effective March 1, 2012, we acquired Coventry Mining Services, LLC, and its subsidiaries, which employs the workforce for our Kanawha Eagle mining complex. The purchase price of $2.5 million was recorded as an intangible asset in accordance with asset acquisition authoritative guidance. The intangible asset will be amortized over the life of the mine where the workforce is located, currently expected to be approximately 10 years. In September 2012, we reduced this workforce by 60% in relation to a temporary curtailment of metallurgical coal production in response to further weakening of market demand. Accordingly, we recognized an impairment charge of $1.5 million representing a corresponding portion of the unamortized balance in the third quarter of 2012.
“Other revenues” includes payments from customer settlements, royalties related to coal lease agreements and farm income. During the nine months ended September 30, 2012, certain customers requested to cancel or delay shipment of coal contracted for 2012 and 2013 deliveries. In certain situations, we agreed to release the customers from their commitments in exchange for a cash settlement. In the three and nine months ended September 30, 2012, we recognized revenue of $2.2 million and $22.7 million, respectively, related to these cash settlements. Additionally, in the nine months ended September 30, 2012, we received $8.3 million related to the settlement of a customer contract dispute concerning coal deliveries in prior years that was settled through mediation in the first quarter of 2012. In the three and nine months ended September 30, 2011, we recognized $2.2 million and $7.3 million, respectively, of income as underlying tons were shipped from a coal purchase option sold in a prior year. Additionally, we monetized future coal reserve royalty payments for $2.2 million in the nine months ended September 30, 2011.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

In February 2011, outstanding notes receivable related to the 2006 and 2007 sales of coal reserves and surface land were repaid for $115.7 million prior to the scheduled maturity date. The early repayment resulted in a loss of $5.9 million, which is reflected in “Interest expense and other” on the unaudited consolidated statements of operations.

(7) Impairment and Restructuring Charges
In the third quarter of 2012, we recorded an impairment charge of $18.4 million for the write-off of coal reserves related to our Bluegrass mining complex located in the Illinois Basin segment. This impairment resulted from the termination of leases providing rights to certain coal reserves through the contract rejection process and related negotiations.
In accordance with ASC 360, "Impairment and Disposal of Long-Lived Assets," long-lived assets held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. In the second quarter of 2012, as a result of weaker industry fundamentals and coal demand, and the significant decline in value of our equity securities and debt instruments, we performed an impairment review. Recoverability of long-lived assets was assessed based on the carrying value of these assets compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset, as well as specific appraisal in certain circumstances. An impairment loss is recognized when the carrying amount is not considered to be recoverable and exceeds fair value. As a result of this impairment review at June 30, 2012, we recorded a $1.4 million impairment charge on certain coal reserves located in our Appalachia segment.
In June 2012, we idled our Freedom Mine at the Bluegrass mining complex, which is reported in our Illinois Basin segment, due to the continued weakened demand for thermal coal. The Freedom Mine produced approximately 1.2 million tons of thermal coal in 2011. We also adjusted certain mining plans at our Kanawha Eagle mining complex which resulted in the early closure of one of our thermal coal mines at this mining complex. The Kanawha Eagle mining complex is reported in our Appalachia segment. In the second quarter of 2012, we recorded an $8.2 million impairment and restructuring charge related to these two mines, which primarily consisted of the write-off of infrastructure, mine development and certain equipment. We also recorded a $4.1 million charge to asset retirement obligation expense to adjust the liability for the accelerated closure and to write-off the related asset.
In February 2012, we closed the Big Mountain mining complex, which is reported in our Appalachia segment, due to the weakened demand for thermal coal experienced in late 2011 and early 2012. Prior to the closure, the complex had two active mines and one preparation plant. The complex produced 1.8 million tons of thermal coal in 2011. In the first quarter of 2012, we recorded a $32.8 million impairment and restructuring charge related to the closure, which mainly consisted of the write-off of infrastructure, mine development and certain equipment. We also recorded a $17.5 million charge to asset retirement obligation expense to adjust the asset retirement obligation liability for the accelerated closure and write-off the related asset.
The Company also maintains a restructuring reserve, which is primarily related to contractual obligations with no future economic benefit associated with a 2010 mine closure and rationalization at our Rocklick mining complex. At September 30, 2012, the restructuring liability totaled $5.9 million and is included in "Liabilities subject to compromise." At December 31, 2011, the restructuring liability totaled $10.1 million, of which $4.5 million was the current portion and included in "Accounts payable and accrued expense." The long-term portion of the restructuring reserves at December 31, 2011 was included in "Other noncurrent liabilities," in the accompanying consolidated balance sheets. We continue to accrete this liability.
The Company continues to review and evaluate various restructuring and other alternatives in response to changes in market demand. Such initiatives may include cost reductions, idling or closing mining operations, consolidating operations and functions, relocating or reducing production and voluntary and involuntary employee separation programs. In addition, such actions may subject the Company to additional asset impairment charges and short-term costs, which may include mine shutdown costs, lease commitment costs, employee severance costs and other closing costs.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

(8) Postretirement Benefit Costs
Net periodic postretirement benefit costs included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Service cost for benefits earned	$1,382	$1,402	$4,147	$4,207
Interest cost on accumulated postretirement benefit obligation	18,208	19,269	54,623	57,807
Amortization of actuarial losses	14,007	10,784	42,022	32,351
Amortization of prior service credit	(202)	(202)	(607)	(607)
Net periodic postretirement benefit costs	$33,395	$31,253	$100,185	$93,758
During bankruptcy, we continue to apply the accounting guidance in ASC 715, Compensation - Retirement Benefits, to our postretirement benefits other than pensions.

(9) Multi-Employer Pension Plans
The Company participates in a multi-employer pension plan, the UMWA 1974 Pension Plan (the 1974 Plan), that is considered to be in "Seriously Endangered Status" for the plan year beginning July 1, 2011 (the 2011 Plan Year). That status is the result of the 1974 Plan funded percentage being less than 80% and because the 1974 Plan is projected to have an accumulated deficiency within six plan years after the 2011 Plan Year. As a result, a funding improvement plan was adopted by the 1974 Plan as of May 25, 2012, which would require increased contributions to the 1974 Plan after a UMWA collective bargaining agreement is negotiated in 2016.
In the three and nine months ended September 30, 2012, the Company made contributions to the 1974 Plan and recognized expense of $4.9 million and $16.4 million, respectively, which were based upon an hourly contribution rate of $5.50. Under the funding improvement plan, the hourly contribution rate would increase in stages from a minimum of $12.50 in 2017 to a maximum potential rate of $26.50 as early as 2022.

(10) Income Tax Provision
For the three and nine months ended September 30, 2012, we recorded an insignificant income tax benefit primarily related to certain state taxes. For the three and nine months ended September 30, 2011, we recorded an income tax benefit of $0.2 million and an income tax provision of $0.4 million, respectively, primarily related to certain state taxes. We anticipate a tax net operating loss for the year ending December 31, 2012 for which no income tax benefit will be recognized.

(11) Earnings per Share
Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.
The effect of dilutive securities excludes certain stock options, restricted stock units and convertible debt-related shares because the inclusion of these securities was antidilutive to earnings per share. For the three and nine months ended September 30, 2012 and 2011, no common stock equivalents were included in the computation of the diluted loss per share because we reported a net loss for all periods.
Accordingly, 1.9 million shares for the three and nine months ended September 30, 2012 and 3.3 million shares for the three and nine months ended September 30, 2011 related to stock-based compensation awards were excluded from the diluted loss per share calculation. In addition, 3.0 million common shares related to the convertible notes, for all periods, were excluded from the diluted loss per share calculation.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

(12) Inventories
Inventories consisted of the following:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Materials and supplies	$53,832	$62,474
Saleable coal	51,501	23,806
Raw coal	23,202	12,086
Total	$128,535	$98,366
Materials, supplies and coal inventory are valued at the lower of average cost or market. Saleable coal represents coal stockpiles that will be sold in current condition. Raw coal represents coal stockpiles that may be sold in current condition or may be further processed prior to shipment to a customer. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs. The increase in saleable and raw coal from December 31, 2011 to September 30, 2012 was primarily due to weaker demand for thermal and metallurgical coal driven by low natural gas prices, mild weather and weaker international and domestic economies during the nine months ended September 30, 2012.

(13) Debt and Credit Facilities
At September 30, 2012 and December 31, 2011, our total indebtedness consisted of the following:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Secured Debt
DIP First Out Term Loan, due 2013	$375,000	$—
Capital leases	2,270	—
Total secured debt, not subject to compromise	377,270	—

Unsecured Debt
8.25% Senior Notes, due 2018	250,000	248,573
3.25% Convertible Senior Notes, due 2013	200,000	185,379
Promissory notes	8,500	8,294
Total unsecured debt, subject to compromise	458,500	442,246
Total long-term debt	835,770	442,246
Less liabilities subject to compromise	(458,500)	—
Less current maturities of long-term debt	(398)	(1,182)
Long-term debt, less current maturities	$376,872	$441,064
Prior to the filing of the Chapter 11 Petitions, the Company had a $427.5 million Pre-Petition Credit Agreement with a maturity date of December 31, 2013. The Pre-Petition Credit Agreement provided for the issuance of letters of credit and direct borrowings. In January 2011 and 2012, we entered into amendments to the Pre-Petition Credit Agreement which, among other things, modified certain limits and minimum requirements of our financial covenants.
Additionally, prior to the filing of the Chapter 11 Petitions, the Company had a $125.0 million accounts receivable securitization program, which provided for the issuance of letters of credit and direct borrowings. This program was terminated on July 11, 2012. Trade accounts receivable were sold, on a revolving basis, to a wholly-owned bankruptcy-remote entity (facilitating entity), which then sold an undivided interest in all of the trade accounts receivable to the creditors as collateral for any borrowings. Available liquidity under the program fluctuated with the balance of our trade accounts receivable. The outstanding trade accounts receivable balance was $171.0 million as of December 31, 2011.
Default of Pre-Petition Financing
The filing of the Chapter 11 Petitions constituted an event of default under the following debt agreements, each of which

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

provided that, as a result of the event of default, all principal, interest and other amounts due thereunder became immediately due and payable:

•
the Pre-Petition Credit Agreement, with respect to outstanding letters of credit in an aggregate principal amount of $300.8 million as of the Petition Date, plus accrued and unpaid interest thereon and borrowings in an aggregate principal amount of $25.0 million as of the Petition Date, plus accrued and unpaid interest thereon;

•
the Indenture dated as of May 28, 2008 with respect to an aggregate principal amount of $200.0 million of 3.25% Convertible Senior Notes due 2013 (the Convertible Notes) plus accrued and unpaid interest thereon;

•	the Indenture dated as of May 5, 2010 with respect to an aggregate principal amount of $250.0 million of 8.25% Senior Notes due 2018 (the Senior Notes) plus accrued and unpaid interest thereon; and

•
the $125.0 million accounts receivable securitization program with respect to outstanding letters of credit in an aggregate principal amount of $51.8 million as of the Petition Date, plus accrued and unpaid interest thereon.

The ability of the creditors to seek remedies to enforce their rights under these pre-petition debt agreements was automatically stayed as a result of the filing of the Chapter 11 Petitions, and the creditors' rights of enforcement became subject to the applicable provisions of the Bankruptcy Code. Due to the filing of the Chapter 11 Petitions, the Company's pre-petition unsecured long-term debt of $458.5 million is included in "Liabilities subject to compromise" at September 30, 2012. Since July 9, 2012, the Company has not recorded interest expense on unsecured debt which is subject to compromise. Contractual interest expense on unsecured debt from July 10, 2012 through September 30, 2012 was $10.7 million.
DIP Financing
In connection with filing the Chapter 11 Petitions, the Debtors filed a motion seeking, among other things, Bankruptcy Court authorization for us to obtain the DIP Facilities, and for the DIP Guarantors to guaranty obligations in connection with the DIP Facilities, up to an aggregate principal amount of $802.0 million, consisting of (a) a First Out Revolving Credit Loan in an amount not to exceed $125.0 million, (b) a First Out Term Loan in the amount of $375.0 million, and (c) a $302.0 million roll up of obligations under the Pre-Petition Credit Agreement in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility).
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
The DIP Facilities, as more fully described below, include financial covenants applicable to Patriot and its subsidiaries, including compliance with requirements relating to minimum consolidated EBITDA, maximum capital expenditures and minimum liquidity. At September 30, 2012, we were in compliance with these financial covenants. Based on continued declines in metallurgical coal demand and prices experienced in the third quarter of 2012 and the related effect on our current internal financial forecasts, we believe there is a substantial likelihood that we may not comply with the minimum consolidated EBITDA financial covenant beginning in the second quarter of 2013. Our financial forecasts are subject to significant variation due to the volatility in the coal markets, including demand and prices for our products, and uncertainties surrounding our restructuring initiatives, so our compliance with the minimum consolidated EBITDA financial covenant remains subject to market conditions and our ability to improve financial performance. Failure to comply with our financial covenants would be an event of default under the terms of our DIP Facilities. If an event of default occurs, we would need to negotiate an amendment or waiver from the lenders; however, there can be no assurances that we would be able to obtain such an amendment or waiver in the future.
First Out Facility
On July 9, 2012, Patriot and the DIP Guarantors entered into a Superpriority Secured Debtor-in-Possession Revolving and Term Loan Credit Agreement (the First Out DIP Credit Agreement). Our obligations under the First Out DIP Credit Agreement are guaranteed by each DIP Guarantor. On July 11, 2012, the conditions precedent to closing and the initial borrowing were

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

satisfied and the First Out DIP Credit Agreement became effective.
First Out Revolving Credit Loans bear interest at a rate per annum equal to the Eurocurrency Rate (as defined in the First Out DIP Credit Agreement) plus 3.25% or the Base Rate (as defined in the First Out DIP Credit Agreement) plus 2.25%.  First Out Term Loans bear interest at a rate per annum equal to the Eurocurrency Rate plus 7.75% or the Base Rate plus 6.75%.  In addition, a commitment fee of 0.75% per annum is required for unutilized commitments under the First Out Facility. Upon the occurrence and during the continuance of an event of default under the First Out DIP Credit Agreement, the interest rate increases by 2.00% per annum.
On July 11, 2012, we received proceeds of $250.0 million under the First Out Term Loan, and on August 6, 2012, we received the remaining proceeds of $125.0 million. We utilized the funds to repay pre-petition debt of $25.0 million, which was originally borrowed in June 2012, pay DIP Facilities fees of $42.6 million and increase cash for general operating purposes. Letters of credit totaling $53.0 million were issued under the First Out Revolving Credit Loan to replace pre-petition letters of credit outstanding under the accounts receivable securitization program that were canceled. At September 30, 2012, letters of credit totaling $53.0 million were outstanding under the First Out Facility.
Borrowings under the First Out Facility are to be repaid on the earlier of (i) the Initial Maturity Date, which is October 4, 2013 provided that the Initial Maturity Date can be extended until December 31, 2013 subject to certain specified conditions, (ii) prepayment by Patriot of all outstanding principal and accrued but unpaid interest, (iii) the date of termination of the commitment of each lender and of the obligation of the L/C Issuers (as defined in the First Out DIP Credit Agreement) to make letter of credit extensions pursuant to the First Out DIP Credit Agreement, (iv) the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Bankruptcy Court and (v) the date of dismissal of the Bankruptcy Case by the Bankruptcy Court. An extension fee of 0.25% of the Revolving Credit Commitments and Term Loans is due if we elect to extend the maturity date of the First Out Facility.
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
Letter of credit fees under the Second Out Facility will be paid at a rate equal to 4.50% per annum. The letter of credit borrowings under the Second Out Facility will bear interest at a rate per annum equal to the Eurocurrency Rate plus 8.00% or the Base Rate plus 7.00% per annum. Upon the occurrence and during the continuance of an event of default under the Second Out DIP Credit Agreement, the interest rate will increase by 2.00% per annum. On July 13, 2012, letters of credit totaling $300.8 million were issued under the Second Out Facility and used to replace pre-petition letters of credit outstanding under the Pre-Petition Credit Agreement. At September 30, 2012, letters of credit totaling $300.8 million were outstanding under the Second Out Facility.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

All letter of credit borrowings under the Second Out Facility are to be repaid on the earlier of (i) the Initial Maturity Date, which is October 4, 2013, provided that the Initial Maturity Date can be extended until December 31, 2013 subject to certain specified conditions, (ii) the date on which the obligation of the letter of credit issuers to permit the extension of the expiry date of any letter of credit is terminated upon direction from the Second Out DIP Agent in the case of an event of default, (iii) the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Bankruptcy Court and (iv) the date of dismissal of the Bankruptcy Case by the Bankruptcy Court.
The Second Out DIP Credit Agreement provides for representations and warranties by Patriot and the DIP Guarantors, affirmative and negative covenants applicable to Patriot and its subsidiaries and events of default that are substantially similar to the representations, warranties, covenants and events of default under the First Out DIP Credit Agreement.
Pledge and Security and Intercreditor Agreement
On July 11, 2012, Patriot and the DIP Guarantors entered into a Debtor-in-Possession Pledge and Security and Intercreditor Agreement (the Pledge and Security and Intercreditor Agreement) with the First Out DIP Agent and Second Out DIP Agent. The obligations of Patriot and the DIP Guarantors under the DIP Facilities are secured by a lien covering substantially all of the assets, rights and properties of Patriot and the DIP Guarantors, subject to certain exceptions set forth in the Pledge and Security and Intercreditor Agreement. The Pledge and Security and Intercreditor Agreement also sets forth the seniority and priority of the respective liens on Patriot's and the DIP Guarantors' assets for the benefit of the lenders under the First Out Revolving Credit Loan, the First Out Term Loan and the Second Out Facility.
DIP Financing Fees
Debt issuance costs of $42.6 million were incurred and paid in connection with the DIP financing. These amounts were expensed and separately disclosed in the unaudited consolidated statements of operations in the three and nine months ended September 30, 2012.

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

	Nine Months Ended September 30,
	2012	2011
(% of total sales volume - tons)
Sales to electricity generators	75%	76%
Sales to steel & coke producers	25%	24%
Export sales	45%	29%

(Dollars in thousands)
Revenues attributable to foreign countries, based on where product shipped	$682,700	$657,300
For the nine months ended September 30, 2012 and 2011, there are no material revenues attributable to any individual foreign country for which we can determine the final destination of the shipment. For certain sales made through third-party arrangements, it is impracticable to determine sales by individual foreign country.
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
Our chief operating decision makers use Adjusted EBITDA as the primary measure of segment profit and loss. We believe that in our industry such information is a relevant measurement of a company's operating financial performance. Adjusted EBITDA

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

is defined as net income (loss) before deducting depreciation, depletion and amortization; asset retirement obligation expense; sales contract accretion; impairment and restructuring charge; interest expense and other; DIP financing fees; interest income; reorganization items and income taxes. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but excludes “Corporate and Other” as defined above. Because Adjusted EBITDA and Segment Adjusted EBITDA are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies.
Operating segment results for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$375,101	$73,095	$—	$448,196	$1,234,609	$250,230	$—	$1,484,839
Adjusted EBITDA	51,381	9,011	(57,085)	3,307	229,415	30,748	(178,534)	81,629
Additions to property, plant, equipment and mine development	24,308	2,105	—	26,413	107,337	15,824	13	123,174
Income from equity affiliates	1,864	—	—	1,864	3,564	—	—	3,564

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Restated(1)				Restated(1)
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$509,200	$80,195	$—	$589,395	$1,562,918	$235,661	$—	$1,798,579
Adjusted EBITDA	68,820	(2,863)	(51,161)	14,796	291,919	(1,096)	(157,220)	133,603
Additions to property, plant, equipment and mine development	40,687	3,485	139	44,311	99,844	11,485	804	112,133
Income from equity affiliates	1,650	—	—	1,650	4,570	—	—	4,570

A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		Restated(1)		Restated(1)
	(Dollars in thousands)
Total Adjusted EBITDA	$3,307	$14,796	$81,629	$133,603
Depreciation, depletion and amortization	(48,906)	(47,040)	(135,430)	(138,112)
Asset retirement obligation expense	(19,496)	(13,299)	(377,737)	(100,722)
Sales contract accretion	—	11,380	11,628	45,805
Impairment and restructuring charge	(18,434)	(139)	(60,892)	(423)
Interest expense and other	(13,661)	(16,453)	(46,168)	(55,896)
DIP financing fees	(42,552)	—	(42,552)	—
Interest income	15	73	178	171
Reorganization items, net	(76,214)	—	(76,214)	—
Income tax benefit (provision)	8	230	8	(383)
Net loss	$(215,933)	$(50,452)	$(645,550)	$(115,957)
(1) See Note 21, Restatement of Financial Statements, in the Notes to Unaudited Consolidated Financial Statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

(15) Derivatives
In connection with the Chapter 11 Petitions, we have been authorized by the Bankruptcy Court to continue performance under our pre-petition derivative contracts and to enter into and perform under post-petition derivative contracts consistent with the ordinary course of business and past practices. We utilize derivative financial instruments to manage exposure to certain commodity prices. We recognize derivative financial instruments at fair value on the consolidated balance sheets. For derivative instruments that are eligible and designated as cash flow hedges, the periodic change in fair value is recorded in “Accumulated other comprehensive loss” until the hedged transaction occurs or the relationship ceases to qualify for hedge accounting. For derivatives that are not designated as hedges, the periodic change in fair value is recorded directly to earnings in “Operating costs and expenses” in the consolidated statements of operations. In addition, if a portion of the change in fair value of a cash flow hedge is deemed ineffective during a reporting period, the ineffective portion of the change in fair value is recorded directly to earnings.
We have commodity price risk related to our diesel fuel purchases. To manage a portion of this risk, we enter into heating oil and ultra low sulfur diesel swap contracts with financial institutions. The changes in diesel fuel prices and the prices of these financial instruments are highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. We expect to purchase approximately 24 million gallons of diesel fuel annually across all operations in 2012. As of September 30, 2012, the notional amounts outstanding for the swaps included 2.3 million gallons of heating oil expiring throughout 2012, as well as 3.0 million gallons of ultra low sulfur diesel expiring in 2013. For the three and nine months ended September 30, 2012 we recognized a net gain of $0.3 million and $1.5 million in earnings on settled contracts, respectively. For the three and nine months ended September 30, 2011, we recognized a net gain of $1.1 million and $3.6 million in earnings on settled contracts, respectively. The portion of the fair value for the cash flow hedges deemed ineffective for the three and nine months ended September 30, 2012 and 2011 was immaterial.
The following table presents amounts related to our fuel derivative instruments and hedging activities included in the consolidated balance sheets. See Unaudited Consolidated Statements of Comprehensive Income for the impact of our fuel hedges on comprehensive loss.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)

Fair value of current fuel contracts (Prepaid expenses and other current assets)	$1,283	$251
Fair value of noncurrent fuel contracts (Investments and other assets)	—	112
Fair value of current fuel contracts (Accounts payable and accrued expenses)	—	168
Fair value of noncurrent fuel contracts (Other noncurrent liabilities)	—	11
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

The following table summarizes the fair value of our remaining financial instruments:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$1,283	$363
Liabilities:
Fuel contracts, cash flow hedges	—	179
First Out Term Loan	378,750	—
$200 million of 3.25% Convertible Senior Notes due 2013	30,626	183,000
$250 million of 8.25% Senior Notes due 2018	123,875	239,468
All of the instruments above were valued using Level 2 inputs. The fair value of the DIP First Out Term Loan, Convertible Notes and the Senior Notes was estimated using the last traded value on the last day of each period, as provided by a third party.

(17) Commitments and Contingencies
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
Commitments
As of September 30, 2012, purchase commitments for equipment totaled $47.6 million primarily related to longwall equipment replacements, capital rebuilds at our Highland mining complex and our build out of metallurgical coal production. Of this amount, we have equipment totaling $19.0 million scheduled for delivery in the remainder of 2012, with the remainder in subsequent years. We typically finance a significant portion of equipment through leasing arrangements; however, our ability to enter into new agreements during bankruptcy will be more difficult.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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
In May 2012, a draft modification to the December 2009 Consent Order in the Hobet WVDEP Action was submitted to the Boone County Circuit Court. WVDEP and Hobet jointly requested an extension of the July 2012 compliance date while further refinements to the consent decree were discussed. The Boone County Circuit Court has extended the compliance date while those discussions are ongoing.
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
Other WVDEP Actions
On April 23, 2010, WVDEP filed a lawsuit against Catenary Coal Company, LLC (Catenary), one of our subsidiaries, in the Boone County Circuit Court. We refer to this case as the Catenary WVDEP Action. This lawsuit alleged that Catenary had discharged selenium from its surface mining operations in violation of certain of its NPDES and surface mining permits. WVDEP

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

is seeking fines and penalties as well as injunctions prohibiting Catenary from discharging pollutants, including selenium, in violation of laws and NPDES permits. The Catenary WVDEP Action has been consolidated with the Hobet WVDEP Action, and permits contained in the Catenary WVDEP Action were included in the draft modified settlement and consent order in the Hobet WVDEP Action which was submitted to the Boone County Circuit Court in May 2012. The permits contained in the Catenary WVDEP Action are also included in the February 2011 Litigation discussed below.
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
September 1, 2010 U.S. District Court Ruling
On September 1, 2010, the U.S. District Court found Apogee in contempt for failing to comply with the March 19, 2009 consent decree entered in the Federal Apogee Case. Apogee was ordered to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits at these three outfalls by March 1, 2013. In September 2010, we increased the portion of the selenium water treatment liability related to Apogee by $69.5 million ($48.8 million related to installation costs and $20.7 million related to operating costs) for the fair value of the estimated costs related to these three outfalls. This charge was reflected in “Asset retirement obligation expense” in the consolidated statement of operations. As of September 30, 2012, we have spent approximately $35.0 million on the Apogee FBR facility and the total expenditures are estimated to be approximately $55.0 million. We began construction on the Apogee FBR facility in the third quarter of 2011.
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
In December 2011, the Special Master appointed by the U.S. District Court to oversee the Hobet Surface Mine No. 22 project approved Hobet's request to substitute ABMet selenium treatment technology for the FBR technology at this outfall. The U.S. District Court subsequently confirmed this substitution. We began construction on the facility in the second quarter of 2012. The estimated total expenditures for completing the ABMet water treatment facility are approximately $25.0 million, less than the estimated $40.0 million to build the Hobet FBR facility. As of September 30, 2012, we have spent approximately $5.2 million on the Hobet ABMet water treatment facility. In December 2011, we decreased the portion of the selenium water treatment liability related to Hobet Surface Mine No. 22 by $25.6 million ($15.3 million related to installation costs and $10.3 million related to operating costs) due to the change in the technology approved by the Special Master. On July 25, 2012, the U.S. District Court amended the compliance date in the order to May 18, 2013.
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
February 2011 Litigation
In February 2011, OVEC and two other environmental groups filed a lawsuit against us, Apogee, Catenary and Hobet, in the

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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
Additionally, we agreed to, among other things, come into compliance with applicable selenium discharge limits at each outfall in the category beginning with the first category by March 15, 2014 and ending with the last category by March 15, 2017. We also agreed to, among other things, waive our rights to mine certain coal reserves and to pay $7.5 million in civil penalties. The plaintiffs agreed to, among other things, refrain from instituting new lawsuits with respect to the permits and outfalls identified in the comprehensive consent decree for certain periods, provided we meet the specified requirements. The comprehensive consent decree also established the following framework under which we will interface with the plaintiffs with respect to the identified permits and outfalls:

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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

A reconciliation of our liability for asset retirement obligations is as follows:

	September 30, 2012
	Reclamation Obligations	Selenium Water Treatment Obligations	Total
	(Dollars in thousands)
Balance at December 31, 2011	$292,050	$195,991	$488,041
Liabilities incurred	2,695	—	2,695
Liabilities settled or disposed	(36,994)	(35,368)	(72,362)
Accretion expense	19,843	18,580	38,423
Revisions to estimate	16,326	309,739	326,065
Total asset retirement obligations	293,920	488,942	782,862
Less current portion (included in Accounts payable and accrued expenses)	—	(39,767)	(39,767)
Asset retirement obligations at September 30, 2012	$293,920	$449,175	$743,095
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
Prior to the second quarter of 2012, the liability to treat selenium discharges at outfalls not addressed in the September 1, 2010 ruling continued to be based on the use of the ZVI technology as there was no other definitive plan to install any technology other than ZVI. During the second quarter of 2012, we modified our selenium water treatment compliance plan from ZVI technology to installing and operating Iron Facilitated Selenium Reduction (IFSeR) technology. Installation and operating costs for the IFSeR technology are materially higher than ZVI technology due in part to the more technologically advanced processing system. IFSeR was developed in response to our need to resolve certain detailed design considerations for ZVI technology. While ZVI water treatment systems decreased selenium discharges, they had not performed consistently in reducing selenium concentrations to compliant levels. IFSeR incorporates various design enhancements including utilizing ZVI media in a different configuration than the original ZVI water treatment technology.
Our comprehensive consent decree with the plaintiffs in the February 2011 Litigation requires that we select water treatment technology by category beginning with the first category in September 2012 and ending with the last category in September 2014. We performed pilot testing on IFSeR technology in early 2012 and concluded the testing in May 2012. In May 2012, related to the comprehensive consent decree for the February 2011 Litigation, we submitted IFSeR technology to the Special Master for his review and approval. The Special Master certified that IFSeR may be considered as a listed technology for Category 1 outfalls, and, on September 1, 2012, Patriot provisionally selected the IFSeR technology for all of its Category 1 outfalls. To date, IFSeR technology has not been proven to achieve effluent selenium limitations for the expected annual water flows at outfalls other than Category 1. There is significant uncertainty as to which technology, if any, could be utilized to achieve compliance at the other four categories, particularly those with higher average water flows. However, IFSeR technology is currently the most successful technology to treat selenium based on our testing.
As a result, we recorded an adjustment to increase our selenium water treatment liability by $307.4 million during the second quarter of 2012 to recognize the modification to our compliance plan from installing and operating ZVI technology to installing and operating IFSeR technology. This adjustment is based upon estimates for the installation and operating costs of IFSeR water treatment systems at the Category 1-5 outfalls.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

In October 2012, we, along with Apogee, Hobet and Catenary, requested extensions to the construction schedule and compliance deadline related to the Hobet Surface Mine No. 22 ABMet project as well as an extension of the deadlines related to the comprehensive consent decree for Category 1-5 outfalls. Extensions of these deadlines by 12 to 18 months would assist in maintaining liquidity during the bankruptcy proceedings and provide additional time to continue evaluating treatment solutions.
If IFSeR systems are not ultimately successful in treating the effluent selenium exceedances at the outfalls covered by the Hobet WVDEP Action and the February 2011 Litigation, we may be required to install alternative treatment solutions. Alternative technology solutions that we may ultimately select are still in the early phases of development and their related costs cannot be reasonably estimated at this time. The cost of other water treatment solutions could be materially different than the costs reflected in our liability. Furthermore, costs associated with potential modifications to IFSeR or the scale of our current IFSeR systems could also cause the costs to be materially different than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time. Potential installations of selenium treatment alternatives are further complicated by the variable geological, topographical and water flow considerations of each individual outfall.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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
Other Litigation and Investigations
Patriot's directors and certain officers have been named as defendants in various lawsuits filed in the U.S. District Court, Eastern Missouri. In June 2012, a shareholder filed a derivative lawsuit for the benefit of Patriot against each of the then directors of Patriot. As a result of the Chapter 11 Petitions, the case has been stayed and administratively closed. In the third quarter of 2012, subsequent to the filing of the Chapter 11 Petitions, two lawsuits were filed against our former Chief Executive Officer, Richard M. Whiting, and former Chief Financial Officer, Mark N. Schroeder. As Patriot was not named as a defendant, these lawsuits can proceed during the duration of the Bankruptcy Case. The lawsuits make similar allegations including that the defendants made or allowed false and misleading statements related to Patriot's selenium water treatment liability and the Company's financial condition.
Apogee has been sued, along with eight other defendants, including Monsanto Company (Monsanto), Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. In total, 243 similar lawsuits have been served on Apogee, which are identical except for the named plaintiff. Of the 243 lawsuits, 75 were served in February 2008, 167 were served in December 2009, and one was served in January 2011. Each lawsuit alleges personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of September 30, 2012, 47 of the lawsuits have been dismissed. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.
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
In late January 2010, the U.S. Attorney's office and the State of West Virginia began investigations relating to one or more of our employees making inaccurate entries in official mine records at our Federal No. 2 Mine. We terminated one employee and two other employees resigned after being placed on administrative leave. The terminated employee subsequently admitted to falsifying inspection records and has been cooperating with the U.S. Attorney's office. In April 2010, we received a federal subpoena requesting methane detection systems equipment used at our Federal No. 2 Mine since July 2008 and the results of tests performed on the equipment since that date. We have provided the equipment and information as required by the subpoena. We have not received any additional requests for information. In January 2012, the terminated employee filed a civil lawsuit against us alleging retaliatory discharge and intentional infliction of emotional distress. Additionally, in January 2012, five employees filed a purported class action lawsuit against us and the terminated employee seeking compensation for lost wages, emotional distress, and punitive damages for the alleged intentional violation of employee safety at the mine. We are vigorously defending both civil lawsuits and the potential impact of these lawsuits cannot be estimated at this time.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

(18) Guarantees
In 2010, we agreed to provide a limited guaranty of the payment and performance under three loans entered into by one of our joint ventures. The loans were obtained to purchase equipment, which is pledged as collateral for the loans. The maximum term of the three loans is through January 2016. The guaranteed portion of the loan balances at September 30, 2012 totaled $6.3 million. The financial performance of our joint ventures is subject to market risks similar to our coal mining operations. At September 30, 2012 and December 31, 2011, there was no carrying amount of the liability related to these guarantees on our consolidated balance sheets based on the amount of exposure and the likelihood of required performance. At September 30, 2012, one of our joint ventures owed us approximately $1.7 million for royalties and utility usage.
During the third quarter 2012, we posted collateral for letters of credit under the DIP Facilities, resulting in a $46.0 million interest-bearing deposit that was recorded to "Cash collateralization deposits" on the accompanying unaudited consolidated balance sheet at September 30, 2012.
As part of our 2007 spin-off, Peabody guaranteed occupational disease (black lung) workers' compensation obligations related to certain of our subsidiaries with the U.S. Department of Labor (DOL). The DOL subsequently released Peabody from its guarantee when Patriot was granted self-insured status and posted its own surety in the first quarter of 2011, resulting in a $15.0 million interest-bearing deposit that was recorded to "Cash collateralization deposits" on the accompanying consolidated balance sheets.
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

(19) Stock-Based Compensation
Effective May 28, 2012, our former Chief Executive Officer, Richard M. Whiting, resigned from his roles as President, CEO and member of the Board of Directors of Patriot and all other offices, employment and directorships with Patriot and its subsidiaries. The former CEO's resignation resulted in the acceleration of the vesting of certain of his non-qualified stock options, restricted stock awards and performance-based restricted stock units, with the remaining unvested awards being forfeited. In the second quarter of 2012, Patriot recorded a credit of $7.0 million for the net impact of the forfeitures and accelerations, of which $6.3 million was included in “Selling and administrative expenses” and $0.7 million was included in “Operating costs and expenses.” Additionally, in the second quarter 2012, we recorded compensation expense of $5.1 million for amounts due to our former CEO for severance, which is included in "Liabilities subject to compromise" on the unaudited consolidated balance sheet at September 30, 2012.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

(20) Supplemental Guarantor/Non-Guarantor Financial Information
The following tables present condensed consolidating financial information for: (a) Patriot Coal Corporation (the Parent Company) on a stand-alone basis; (b) the subsidiary guarantors of the 8.25% Senior Notes (the Guarantor Subsidiaries) on a combined basis and; (c) the Non-Guarantor Subsidiary, Patriot Coal Receivables (SPV) Ltd. (the facilitating entity for the pre-petition accounts receivable securitization program), on a stand-alone basis. Each Guarantor Subsidiary is wholly-owned by Patriot Coal Corporation. The guarantees from each of the Guarantor Subsidiaries are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries will be jointly, severally and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to potential investors.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$442,935	$—	$—	$442,935
Other revenues	—	5,261	—	—	5,261
Total revenues	—	448,196	—	—	448,196
Costs and expenses
Operating costs and expenses	—	434,599	—	—	434,599
Depreciation, depletion and amortization	—	48,906	—	—	48,906
Asset retirement obligation expense	—	19,496	—	—	19,496
Sales contract accretion	—	—	—	—	—
Impairment and restructuring charge	—	18,434	—	—	18,434
Selling and administrative expenses	3,752	8,859	—	—	12,611
Net gain on disposal or exchange of assets	—	(457)	—	—	(457)
Loss (income) from equity affiliates	134,511	(1,864)	—	(134,511)	(1,864)
Operating loss	(138,263)	(79,777)	—	134,511	(83,529)
Interest expense and other	9,262	4,399	175	(175)	13,661
DIP financing fees	42,552	—	—	—	42,552
Interest income	(11)	(4)	(175)	175	(15)
Loss before reorganization items, net and income taxes	(190,066)	(84,172)	—	134,511	(139,727)
Reorganization items, net	25,867	50,347	—	—	76,214
Loss before income taxes	(215,933)	(134,519)	—	134,511	(215,941)
Income tax benefit	—	(8)	—	—	(8)
Net loss	$(215,933)	$(134,511)	$—	$134,511	$(215,933)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$584,145	$—	$—	$584,145
Other revenues	—	5,250	—	—	5,250
Total revenues	—	589,395	—	—	589,395
Costs and expenses
Operating costs and expenses	—	570,850	—	—	570,850
Depreciation, depletion and amortization	—	47,040	—	—	47,040
Asset retirement obligation expense	—	13,299	—	—	13,299
Sales contract accretion	—	(11,380)	—	—	(11,380)
Impairment and restructuring charge	—	139	—	—	139
Selling and administrative expenses	4,059	8,729	—	—	12,788
Net gain on disposal or exchange of assets	—	(7,389)	—	—	(7,389)
Loss (income) from equity affiliates	35,156	(1,650)	—	(35,156)	(1,650)
Operating loss	(39,215)	(30,243)	—	35,156	(34,302)
Interest expense and other	11,620	4,833	357	(357)	16,453
DIP financing fees	—	—	—	—	—
Interest income	(63)	(10)	(357)	357	(73)
Loss before reorganization items, net and income taxes	(50,772)	(35,066)	—	35,156	(50,682)
Reorganization items, net	—	—	—	—	—
Loss before income taxes	(50,772)	(35,066)	—	35,156	(50,682)
Income tax provision (benefit)	(320)	90	—	—	(230)
Net loss	$(50,452)	$(35,156)	$—	$35,156	$(50,452)

(1) See Note 21, Restatement of Financial Statements, in the Notes to Unaudited Consolidated Financial Statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$1,445,546	$—	$—	$1,445,546
Other revenues	—	39,293	—	—	39,293
Total revenues	—	1,484,839	—	—	1,484,839
Costs and expenses
Operating costs and expenses	—	1,367,158	—	—	1,367,158
Depreciation, depletion and amortization	—	135,430	—	—	135,430
Asset retirement obligation expense	—	377,737	—	—	377,737
Sales contract accretion	—	(11,628)	—	—	(11,628)
Impairment and restructuring charge	—	60,892	—	—	60,892
Selling and administrative expenses	12,225	30,516	—	—	42,741
Net gain on disposal or exchange of assets	—	(3,125)	—	—	(3,125)
Loss (income) from equity affiliates	531,842	(3,564)	—	(531,842)	(3,564)
Operating loss	(544,067)	(468,577)	—	531,842	(480,802)
Interest expense and other	33,173	12,995	952	(952)	46,168
DIP financing fees	42,552	—	—	—	42,552
Interest income	(109)	(69)	(952)	952	(178)
Loss before reorganization items, net and income taxes	(619,683)	(481,503)	—	531,842	(569,344)
Reorganization items, net	25,867	50,347	—	—	76,214
Loss before income taxes	(645,550)	(531,850)	—	531,842	(645,558)
Income tax benefit	—	(8)	—	—	(8)
Net loss	$(645,550)	$(531,842)	$—	$531,842	$(645,550)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$1,778,425	$—	$—	$1,778,425
Other revenues	—	20,154	—	—	20,154
Total revenues	—	1,798,579	—	—	1,798,579
Costs and expenses
Operating costs and expenses	—	1,646,958	—	—	1,646,958
Depreciation, depletion and amortization	—	138,112	—	—	138,112
Asset retirement obligation expense	—	100,722	—	—	100,722
Sales contract accretion	—	(45,805)	—	—	(45,805)
Impairment and restructuring charge	—	423	—	—	423
Selling and administrative expenses	13,319	26,073	—	—	39,392
Net gain on disposal or exchange of assets	—	(16,804)	—	—	(16,804)
Loss (income) from equity affiliates	67,468	(4,570)	—	(67,468)	(4,570)
Operating loss	(80,787)	(46,530)	—	67,468	(59,849)
Interest expense and other	35,327	20,569	1,150	(1,150)	55,896
DIP financing fees	—	—	—	—	—
Interest income	(157)	(14)	(1,150)	1,150	(171)
Loss before reorganization items, net and income taxes	(115,957)	(67,085)	—	67,468	(115,574)
Reorganization items, net	—	—	—	—	—
Loss before income taxes	(115,957)	(67,085)	—	67,468	(115,574)
Income tax provision	—	383	—	—	383
Net loss	$(115,957)	$(67,468)	$—	$67,468	$(115,957)

(1) See Note 21, Restatement of Financial Statements, in the Notes to Unaudited Consolidated Financial Statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)

Net loss	$(215,933)	$(134,511)	$—	$134,511	$(215,933)
Accumulated actuarial loss and prior service credit realized in net loss	—	13,715	—	—	13,715
Net change in fair value of diesel fuel hedge	2,476	—	—	—	2,476
Other comprehensive income	2,476	13,715	—	—	16,191
Comprehensive loss	$(213,457)	$(120,796)	$—	$134,511	$(199,742)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)

Net loss	$(50,452)	$(35,156)	$—	$35,156	$(50,452)
Accumulated actuarial loss and prior service credit realized in net loss	—	10,749	—	—	10,749
Net change in fair value of diesel fuel hedge	(3,958)	—	—	—	(3,958)
Other comprehensive income (loss)	(3,958)	10,749	—	—	6,791
Comprehensive loss	$(54,410)	$(24,407)	$—	$35,156	$(43,661)

(1) See Note 21, Restatement of Financial Statements, in the Notes to Unaudited Consolidated Financial Statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)

Net loss	$(645,550)	$(531,842)	$—	$531,842	$(645,550)
Accumulated actuarial loss and prior service credit realized in net loss	—	41,147	—	—	41,147
Net change in fair value of diesel fuel hedge	1,099	—	—	—	1,099
Other comprehensive income	1,099	41,147	—	—	42,246
Comprehensive loss	$(644,451)	$(490,695)	$—	$531,842	$(603,304)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)

Net loss	$(115,957)	$(67,468)	$—	$67,468	$(115,957)
Accumulated actuarial loss and prior service credit realized in net loss	—	32,243	—	—	32,243
Net change in fair value of diesel fuel hedge	(3,608)	—	—	—	(3,608)
Other comprehensive income (loss)	(3,608)	32,243	—	—	28,635
Comprehensive loss	$(119,565)	$(35,225)	$—	$67,468	$(87,322)

(1) See Note 21, Restatement of Financial Statements, in the Notes to Unaudited Consolidated Financial Statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$382,550	$234	$—	$—	$382,784
Accounts receivable and other, net	239	98,319	—	—	98,558
Inventories	—	128,535	—	—	128,535
Prepaid expenses and other current assets	1,724	28,626	—	—	30,350
Total current assets	384,513	255,714	—	—	640,227
Property, plant, equipment and mine development
Land and coal interests	—	2,901,082	—	—	2,901,082
Buildings and improvements	—	554,874	—	—	554,874
Machinery and equipment	—	771,300	—	—	771,300
Less accumulated depreciation, depletion and amortization	—	(1,087,449)	—	—	(1,087,449)
Property, plant, equipment and mine development, net	—	3,139,807	—	—	3,139,807
Cash collateralization deposits	60,990	—	—	—	60,990
Investments, intercompany and other assets	738,221	(163,500)	—	(542,102)	32,619
Total assets	$1,183,724	$3,232,021	$—	$(542,102)	$3,873,643

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$12,153	$271,488	$—	$—	$283,641
Current maturities of long-term debt	—	398	—	—	398
Total current liabilities	12,153	271,886	—	—	284,039
Long-term debt, less current maturities	375,000	1,872	—	—	376,872
Asset retirement obligations	—	743,095	—	—	743,095
Workers' compensation obligations	—	239,284	—	—	239,284
Postretirement benefit obligations	—	91,344	—	—	91,344
Obligation to industry fund	—	32,897	—	—	32,897
Other noncurrent liabilities	57	24,068	—	—	24,125
Total liabilities not subject to compromise	387,210	1,404,446	—	—	1,791,656
Liabilities subject to compromise	461,202	1,629,541	—	—	2,090,743
Total liabilities	848,412	3,033,987	—	—	3,882,399
Stockholders' equity (deficit)	335,312	198,034	—	(542,102)	(8,756)
Total liabilities and stockholders' equity (deficit)	$1,183,724	$3,232,021	$—	$(542,102)	$3,873,643

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2011

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$193,882	$280	$—	$—	$194,162
Accounts receivable and other, net	313	177,382	171,101	(171,101)	177,695
Inventories	—	98,366	—	—	98,366
Prepaid expenses and other current assets	709	27,482	—	—	28,191
Total current assets	194,904	303,510	171,101	(171,101)	498,414
Property, plant, equipment and mine development
Land and coal interests	—	2,935,796	—	—	2,935,796
Buildings and improvements	—	504,275	—	—	504,275
Machinery and equipment	—	735,207	—	—	735,207
Less accumulated depreciation, depletion and amortization	—	(973,157)	—	—	(973,157)
Property, plant, equipment and mine development, net	—	3,202,121	—	—	3,202,121
Cash collateralization deposits	14,990	—	—	—	14,990
Investments, intercompany and other assets	1,211,319	(89,162)	—	(1,073,944)	48,213
Total assets	$1,421,213	$3,416,469	$171,101	$(1,245,045)	$3,763,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$7,993	$505,130	$171,101	$(171,101)	$513,123
Below market sales contracts acquired	—	44,787	—	—	44,787
Current maturities of long-term debt	—	1,182	—	—	1,182
Total current liabilities	7,993	551,099	171,101	(171,101)	559,092
Long-term debt, less current maturities	433,951	7,113	—	—	441,064
Asset retirement obligations	—	424,974	—	—	424,974
Workers' compensation obligations	—	231,585	—	—	231,585
Postretirement benefit obligations	—	1,387,317	—	—	1,387,317
Obligation to industry fund	—	35,429	—	—	35,429
Below market sales contracts acquired, noncurrent	—	46,217	—	—	46,217
Other noncurrent liabilities	1,213	44,005	—	—	45,218
Total liabilities not subject to compromise	443,157	2,727,739	171,101	(171,101)	3,170,896
Liabilities subject to compromise	—	—	—	—	—
Total liabilities	443,157	2,727,739	171,101	(171,101)	3,170,896
Stockholders' equity	978,056	688,730	—	(1,073,944)	592,842
Total liabilities and stockholders' equity	$1,421,213	$3,416,469	$171,101	$(1,245,045)	$3,763,738

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(66,721)	$64,472	$—	$—	$(2,249)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(123,174)	—	—	(123,174)
Additions to advance mining royalties	—	(17,024)	—	—	(17,024)
Acquisition of Coventry Mining Services, LLC	—	(2,530)	—	—	(2,530)
Proceeds from disposal or exchange of assets	—	3,490	—	—	3,490
Other	—	(369)	—	—	(369)
Net cash used in investing activities	—	(139,607)	—	—	(139,607)

Cash Flows From Financing Activities
Proceeds from debtor-in-possession debt	375,000	—	—	—	375,000
Long-term debt payments	—	(1,305)	—	—	(1,305)
Deferred financing costs	(1,595)	—	—	—	(1,595)
Debtor-in-possession debt issuance costs	(42,552)	—	—	—	(42,552)
Proceeds from employee stock programs	930	—	—	—	930
Intercompany transactions	(76,394)	76,394	—	—	—
Net cash provided by financing activities	255,389	75,089	—	—	330,478

Net increase (decrease) in cash and cash equivalents	188,668	(46)	—	—	188,622
Cash and cash equivalents at beginning of year	193,882	280	—	—	194,162
Cash and cash equivalents at end of period	$382,550	$234	$—	$—	$382,784

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 (Restated(1))

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash provided by (used in) operating activities	$(35,207)	$106,111	$—	$—	$70,904

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(112,133)	—	—	(112,133)
Additions to advance mining royalties	—	(17,728)	—	—	(17,728)
Net cash paid in litigation settlement and asset acquisition	—	(14,787)	—	—	(14,787)
Proceeds from disposal or exchange of assets	—	6,691	—	—	6,691
Proceeds from notes receivable	—	115,679	—	—	115,679
Net cash used in investing activities	—	(22,278)	—	—	(22,278)
Cash Flows From Financing Activities
Long-term debt payments	—	(2,894)	—	—	(2,894)
Deferred financing costs	(1,830)	—	—	—	(1,830)
Proceeds from employee stock programs	2,115	—	—	—	2,115
Intercompany transactions	81,131	(81,131)	—	—	—
Net cash provided by (used in) financing activities	81,416	(84,025)	—	—	(2,609)
Net increase (decrease) in cash and cash equivalents	46,209	(192)	—	—	46,017
Cash and cash equivalents at beginning of year	192,593	474	—	—	193,067
Cash and cash equivalents at end of period	$238,802	$282	$—	$—	$239,084

(1) See Note 21, Restatement of Financial Statements, in the Notes to Unaudited Consolidated Financial Statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

(21) Restatement of Financial Statements
On February 23, 2012, we filed our Annual Report on Form 10-K for the year ended December 31, 2011 (Original Filing). On May 8, 2012, we amended the Original Filing (2011 Form 10-K/A).
As disclosed in Note 17, we are installing the FBR and ABMet water treatment facilities as required by the U.S. District Court. On September 1, 2010, the U.S. District Court ordered Apogee to install an FBR water treatment facility for three outfalls. Additionally, the U.S. District Court ordered Hobet to submit a proposed schedule to develop a treatment plan for the Hobet Surface Mine No. 22 outfall. We submitted the required schedule, which included conducting additional pilot projects related to certain technological alternatives. In June 2011, Hobet submitted FBR treatment technology to be utilized at the Hobet Surface Mine No. 22 outfall in accordance with the submitted schedule. In December 2011, the Special Master appointed by the U.S. District Court to oversee the Hobet Surface Mine No. 22 project approved Hobet's request to substitute ABMet treatment technology for the FBR technology at this outfall. The U.S. District Court subsequently confirmed this substitution. We refer to these facilities collectively as the Apogee FBR and Hobet ABMet water treatment facilities.
As disclosed in the Original Filing, we had been recording the costs to install the Apogee FBR and Hobet ABMet water treatment facilities as capital expenditures when incurred. The total expenditure is estimated to be approximately $55 million for the Apogee FBR water treatment facility and $25 million for the Hobet ABMet water treatment facility. The 2011 Form 10-K/A restated our consolidated financial statements to accrue a liability and recognize a loss for the estimated costs of installing these two water treatment facilities, rather than record the cost of these two facilities as a capital expenditure. The restatement increased asset retirement obligation expense and net loss by $23.6 million ($21.3 million for installation costs for the Hobet ABMet facility and $2.3 million of accretion expense) for the year ended December 31, 2011 and by $49.7 million ($48.8 million for installation costs of the Apogee FBR facility and $0.9 million of accretion expense) for the year ended December 31, 2010. The restatement increased our asset retirement obligation expense and net loss by $0.9 million and $38.8 million for the three and nine months ended September 30, 2011, respectively. This restatement had no impact on our revenue or Adjusted EBITDA for any such period. The estimated cash spending for these facilities has not changed from our prior disclosures as a result of this restatement.
On August 9, 2012, we filed (i) an amendment to the 2011 Form 10-K/A for the purpose of revising Item 9A. Controls and Procedures and (ii) an amendment to our Form 10-Q for the period ended March 31, 2012 as filed on May 9, 2012 for the purpose of revising Item 4. Controls and Procedures, in each case in response to comments received from the staff of the SEC. There was no impact on our previously issued financial statements from these August 2012 amendments.
The following tables present the impact of the restatement on our previously issued unaudited consolidated statements of operations for the three and nine months ended September 30, 2011 and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2011.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2011
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$584,145	$—	$584,145
Other revenues	5,250	—	5,250
Total revenues	589,395	—	589,395
Costs and expenses
Operating costs and expenses	570,850	—	570,850
Depreciation, depletion and amortization	47,040	—	47,040
Asset retirement obligation expense	12,364	935	13,299
Sales contract accretion	(11,380)	—	(11,380)
Impairment and restructuring charge	139	—	139
Selling and administrative expenses	12,788	—	12,788
Net gain on disposal or exchange of assets	(7,389)	—	(7,389)
Income from equity affiliates	(1,650)	—	(1,650)
Operating loss	(33,367)	(935)	(34,302)
Interest expense and other	16,453	—	16,453
Interest income	(73)	—	(73)
Loss before income taxes	(49,747)	(935)	(50,682)
Income tax benefit	(230)	—	(230)
Net loss	$(49,517)	$(935)	$(50,452)

Weighted average shares outstanding, basic and diluted	91,329,096	—	91,329,096

Loss per share, basic and diluted	$(0.54)	$(0.01)	$(0.55)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2011
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands, except share and per share data)
Revenues
Sales	$1,778,425	$—	$1,778,425
Other revenues	20,154	—	20,154
Total revenues	1,798,579	—	1,798,579
Costs and expenses
Operating costs and expenses	1,646,958	—	1,646,958
Depreciation, depletion and amortization	138,112	—	138,112
Asset retirement obligation expense	61,933	38,789	100,722
Sales contract accretion	(45,805)	—	(45,805)
Impairment and restructuring charge	423	—	423
Selling and administrative expenses	39,392	—	39,392
Net gain on disposal or exchange of assets	(16,804)	—	(16,804)
Income from equity affiliates	(4,570)	—	(4,570)
Operating loss	(21,060)	(38,789)	(59,849)
Interest expense and other	55,896	—	55,896
Interest income	(171)	—	(171)
Loss before income taxes	(76,785)	(38,789)	(115,574)
Income tax provision	383	—	383
Net loss	$(77,168)	$(38,789)	$(115,957)

Weighted average shares outstanding, basic and diluted	91,299,442	—	91,299,442

Loss per share, basic and diluted	$(0.85)	$(0.42)	$(1.27)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2011
	As Previously Reported	Adjustments	Restated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(77,168)	$(38,789)	$(115,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	138,112	—	138,112
Amortization of deferred financing costs	5,510	—	5,510
Amortization of debt discount	7,083	—	7,083
Sales contract accretion	(45,805)	—	(45,805)
Loss on early payment of note receivable	5,868	—	5,868
Net gain on disposal or exchange of assets	(16,804)	—	(16,804)
Income from equity affiliates	(4,570)	—	(4,570)
Distributions from equity affiliates	1,259	—	1,259
Stock-based compensation expense	9,566	—	9,566
Changes in current assets and liabilities:
Accounts receivable	(42,941)	—	(42,941)
Inventories	1,213	—	1,213
Other current assets	2,268	—	2,268
Accounts payable and accrued expenses	22,670	—	22,670
Asset retirement obligations	42,687	31,124	73,811
Workers’ compensation obligations	9,573	—	9,573
Postretirement benefit obligations	41,708	—	41,708
Obligation to industry fund	(2,219)	—	(2,219)
Cash collateralization deposit	(14,990)	—	(14,990)
Other, net	(4,451)	—	(4,451)
Net cash provided by operating activities	78,569	(7,665)	70,904
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(119,798)	7,665	(112,133)
Additions to advance mining royalties	(17,728)	—	(17,728)
Net cash paid in litigation settlement and asset acquisition	(14,787)	—	(14,787)
Proceeds from disposal or exchange of assets	6,691	—	6,691
Proceeds from notes receivable	115,679	—	115,679
Net cash used in investing activities	(29,943)	7,665	(22,278)
Cash Flows From Financing Activities
Deferred financing costs	(1,830)	—	(1,830)
Long-term debt payments	(2,894)	—	(2,894)
Proceeds from employee stock programs	2,115	—	2,115
Net cash used in financing activities	(2,609)	—	(2,609)
Net increase in cash and cash equivalents	46,017	—	46,017
Cash and cash equivalents at beginning of year	193,067	—	193,067
Cash and cash equivalents at end of period	$239,084	$—	$239,084

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Case;

•	disagreements between us and the Creditors' Committee that could protract the Chapter 11 proceedings, negatively impact our ability to operate and delay our emergence from the Chapter 11 proceedings;

•	objections to the Company's plan of reorganization that could protract the Chapter 11 proceedings;

•	potential adverse effects of the Bankruptcy Case on our liquidity and results of operations, including failure to comply with the financial covenants and other requirements of the DIP Facilities;

•
our ability to successfully complete a reorganization under Chapter 11 and emerge from bankruptcy, which is dependent upon, among other things, our ability to implement changes to wage and benefit programs and postretirement benefit obligations pursuant to Sections 1113 and 1114 of the Bankruptcy Code, to minimize our liabilities upon emergence and to obtain post-bankruptcy financing;

•	employee attrition and our ability to retain senior management and key personnel due to the distractions and uncertainties during the Chapter 11 proceedings;

•
negotiation of labor contracts, labor availability and relations, including anticipated negotiations with the UMWA related to Section 1113 and 1114 of the Bankruptcy Code, which could result in labor disruptions, work stoppages or slowdowns;

•	U.S. and international financial, economic and political conditions, including coal, power and steel market conditions;

•	coal price volatility and demand, particularly in higher margin products;

•	availability and prices of competing energy resources for electricity generation;

•	geologic, equipment and operational risks associated with mining;

•
our ability to successfully implement IFSeR or alternative solutions to treat the effluent selenium exceedances to meet the timetable stipulated in the various court orders, consent decrees and permits;

•	the actual costs of treating the effluent selenium exceedances are materially higher than the costs reflected in our selenium water treatment liability;

•	reductions of purchases or deferral of shipments by major customers;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

•	changes in the interpretation, enforcement or application of existing and potential laws and regulations affecting the production and use of our products;

•	environmental laws and regulations and changes in the interpretation or enforcement thereof, including those affecting our operations and those affecting our customers' coal usage;

•	availability and costs of credit, surety bonds and letters of credit;

•	weather patterns and conditions affecting energy demand or disrupting supply;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

•
developments in greenhouse gas emission regulation and treatment, including any development of commercially successful carbon capture and storage techniques or market-based mechanisms, such as a cap-and-trade system, for regulating greenhouse gas emissions;

•	the outcome of pending or future litigation;

•	changes to the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations;

•	increases to contribution requirements to multi-employer retiree healthcare and pension plans;

•	customer performance and credit risks;

•	inflationary trends, including those impacting materials used in our business;

•	downturns in consumer and commercial spending;

•	supplier and contract miner performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	difficulty in implementing our business strategy;

•	our ability to replace proven and probable coal reserves;

•	our ability to respond to changing customer preferences;

•	the effects of mergers, acquisitions and divestitures, including our ability to successfully realize assets for amounts similar to those reflected in our consolidated financial statements;

•	competition in our industry;

•	interest rate fluctuation;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings set forth in Part I, Item 3 of our 2011 Annual Report on Form 10-K/A and Part II, Item 1 of this report.
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

Bankruptcy Proceedings and Related Critical Accounting Policies
Chapter 11 Reorganization Filings
In recent years, the demand for coal has decreased, in large part because alternative sources of energy have become increasingly attractive to electricity generators due to declining natural gas prices and more burdensome environmental and other governmental regulations for the use of coal. At the same time, our liabilities have been increasing as we face sharply rising costs to comply with such regulations, the costs associated with our labor-related legacy liabilities, and the increasing burden of selenium water treatment.
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
Additionally, the demand for metallurgical coal is dependent on the strength of the global economy, and in particular on steel production in countries such as China and India, as well as Europe, Brazil and the U.S. In response to the recent global economic downturn, the demand for steel declined and, as a result, the demand and price for metallurgical coal also declined.
This declining demand has had a material impact on our business. Because we sell substantial quantities of coal products to domestic and international electricity generators and steel producers, our business and results of operations are linked closely to global demand for coal-fueled electricity and steel production. During the first half of this year, we were approached by certain customers seeking to cancel or delay shipments of coal contracted for delivery under their coal supply agreements. In addition, two of our customers, Bridgehouse Commodities Trading Limited (Bridgehouse) and Keystone Industries LLC (Keystone), defaulted on their contractual obligations to purchase coal from us. On April 3, 2012 and June 1, 2012, we filed actions for damages against Bridgehouse and Keystone, respectively, resulting from these breaches of contract.
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
On July 9, 2012 (the Petition Date), Patriot Coal Corporation, as a stand-alone entity, and substantially all of its wholly-owned subsidiaries (the Filing Subsidiaries and, together with Patriot, the Debtors) filed voluntary petitions for reorganization (the Chapter 11 Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Debtors' Chapter 11 cases are being jointly administered under the caption In re: Patriot Coal Corporation, et al. (Case No. 12-12900) (the Bankruptcy Case). Our joint ventures and certain of our other subsidiaries (collectively, the Non-Debtor Subsidiaries) were not included in the Chapter 11 filing.
Effective July 10, 2012, the New York Stock Exchange (NYSE) suspended trading of our common stock and commenced proceedings to delist our common stock. On August 6, 2012, our common stock was delisted from the NYSE. Our stock is now traded under the ticker symbol “PCXCQ” on the OTCQB marketplace, operated by OTC Markets Group Inc. (the OTC Markets).
The filing of the Chapter 11 Petitions constituted an event of default under the Company's pre-petition debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petitions. Due to the filing of the Chapter 11 Petitions, the Company's pre-petition unsecured long-term debt of $458.5 million is included in "Liabilities subject to compromise" in the accompanying unaudited consolidated balance sheet at September 30, 2012.
The Debtors are currently operating as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, the Debtors are authorized to, and continue to, operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the approval of the Bankruptcy Court.
Debtor-In-Possession (DIP) Financing
In connection with filing the Chapter 11 Petitions, the Debtors filed a motion seeking, among other things, Bankruptcy Court authorization to obtain post-petition financing, and for each Filing Subsidiary (other than EACC Camps, Inc.) and for Patriot Ventures LLC (collectively, the DIP Guarantors) to guaranty our obligations in connection with the DIP financing, up to an aggregate principal amount of $802.0 million, consisting of (a) a revolving credit loan in an amount not to exceed $125.0 million (First Out Revolving Credit Loan), (b) a term loan in the amount of $375.0 million (First Out Term Loan, and together with the First Out Revolving Credit Loan, the First Out Facility), and (c) a $302.0 million roll up (the L/C Roll Up) of obligations under the Amended and Restated Credit Agreement, dated May 5, 2010 (the Pre-Petition Credit Agreement) in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility and, together with the First Out Facility, the DIP Facilities).
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
For additional information on the DIP Facilities, see Liquidity and Capital Resources - DIP Financing.
Reorganization Process
The Bankruptcy Court has authorized us to pay certain of our pre-petition obligations, including payments for employee wages, salaries and certain benefits and payments to certain shippers and critical vendors, subject to certain limitations. The Debtors are required to pay vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petitions and other certain business-related payments necessary to maintain the operation of our business. We have retained legal and financial professionals to advise us on the bankruptcy proceedings. From time to time, we may seek the Bankruptcy Court's approval for the retention of additional professionals.
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
As required by the Bankruptcy Code, the U.S. Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the Creditors' Committee). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.
On July 18, 2012 and August 7, 2012, respectively, the UMWA and several surety companies filed motions requesting that the venue for our Chapter 11 filing be transferred to the U.S. Bankruptcy Court for the Southern District of West Virginia. The U.S. Trustee also filed a motion arguing that the venue should be transferred from the Southern District of New York to another district. A hearing was held in September 2012, at which time the Company, the Creditors' Committee and certain other creditors contested these motions. Post-hearing submissions were filed on October 5, 2012.
Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. In this context, "assumption" means that the Company agrees to perform its obligations and cure all existing defaults under the contract or lease, and "rejection" means that it is relieved from its obligations to perform further under the contract or lease, but is subject to a pre-petition claim for damages for the breach thereof subject to certain limitations. Any damages resulting from rejection of executory contracts that are permitted to be recovered under the Bankruptcy Code will be treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.
Since the Petition Date, the Company received approval from the Bankruptcy Court to reject a number of equipment leases and other executory contracts of various types. The Company is continuing to review all of its executory contracts and unexpired leases to determine which additional contracts and leases it will reject. The Company expects that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. The Company also expects that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on the accompanying consolidated balance sheet as liabilities subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential claims, the Company cannot project the magnitude of such claims with certainty.
On October 18, 2012, the Bankruptcy Court entered an order establishing December 14, 2012 (General Bar Date) as the bar date for potential creditors, other than governmental units, to file claims. For governmental units to file claims, the bar date was established as January 21, 2013 (Governmental Bar Date). The bar date is the date by which certain claims against the Company must be filed if the claimants wish to receive any distribution in the bankruptcy cases. Proof of claim forms received after the bar date are typically not eligible for consideration of recovery as part of the Company's bankruptcy cases. All known potential creditors will be notified directly and through various publications available to the public of the bar date and the requirement to file a claim with the Bankruptcy Court. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
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
We have the exclusive right for 120 days after the filing of the Chapter 11 Petitions to file a plan of reorganization. We will likely file one or more motions to request extensions of this exclusivity period, which are routinely granted up to 18 months in bankruptcy cases of this size and complexity. On October 18, 2012, we filed a motion to extend this exclusivity period to May 5, 2013. If our exclusivity period lapses, any party-in-interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.
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
For periods subsequent to filing the Chapter 11 Petitions, we have applied the Financial Accounting Standards Board Accounting Standards Codification 852, "Reorganizations" (ASC 852), in preparing the unaudited consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in "Reorganization items, net" on the unaudited consolidated statements of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the unaudited consolidated balance sheet at September 30, 2012 in "Liabilities subject to compromise." These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
We have incurred and expect to continue to incur significant costs associated with our reorganization. The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot predict the effect the Bankruptcy Case will have on our business and cash flow.
Liabilities Subject to Compromise
Liabilities subject to compromise represent unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. ASC 852 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.
The Bankruptcy Court has authorized us to pay certain pre-petition obligations, including payment of employee wages, salaries and certain benefits and payments to certain shippers and critical vendors, subject to certain limitations. The Debtors are required to pay vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petitions and certain other business related payments necessary to maintain the operations of the Company's business. Obligations associated with these matters are not classified as liabilities subject to compromise.
With the approval of the Bankruptcy Court, the Company has rejected certain pre-petition executory contracts and unexpired leases with respect to the Company's operations and may reject additional ones in the future. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and are classified as liabilities subject to compromise. Holders of pre-petition claims are required to file proofs of claims by the General Bar Date or the Governmental Bar Date, as applicable. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time. See Note 5 of the Notes to Unaudited Consolidated Financial Statements.
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
Going Concern Matters
The accompanying unaudited consolidated financial statements and related notes have been prepared assuming we will continue as a going concern, although the Bankruptcy Case and weak industry conditions raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, market conditions and our ability to improve profitability, to meet the financial covenants of the DIP Facilities or obtain appropriate waivers, to obtain financing to replace the DIP Facilities upon emergence and to restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Court. In order to improve profitability, we are taking actions to further reduce operating expenses and align our production to meet market demand. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying unaudited consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.
Company Overview
We are a producer of coal in the eastern U.S., with operations and coal reserves in the Appalachia and the Illinois Basin coal regions. Our principal business is the mining and preparation of thermal coal, also known as steam coal, and metallurgical coal. Thermal coal is primarily sold to electricity generators, and metallurgical coal is sold to steel mills and independent coke producers.
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
We ship coal to electricity generators, industrial users, steel mills and independent coke producers. In the first nine months of 2012, we sold 19.0 million tons of coal, of which 75% was sold to domestic and global electricity generators and industrial customers and 25% was sold to domestic and global steel and coke producers. Our export sales accounted for 45% of our total tons sold during the nine months ended September 30, 2012. In the first nine months of 2011, we sold 23.5 million tons of coal, of which 76% was sold to domestic electricity generators and industrial customers and 24% was sold to domestic and global steel and coke producers. Export sales were 29% of our total volume in 2011. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.
Our mining operations and coal reserves are as follows:
•Appalachia. In southern West Virginia, we have eight mining complexes located in Boone, Lincoln, Logan, Kanawha and Raleigh counties. In northern West Virginia, we have one complex located in Monongalia County. In Appalachia, we sold 14.0 million and 23.9 million tons of coal in the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. As of December 31, 2011, we controlled 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 491 million tons were assigned to current operations. In the first nine months of 2012, we closed or idled various mines or curtailed coal production at Appalachian mining complexes, which are discussed in greater detail below.
•Illinois Basin. In the Illinois Basin, we have three mining complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 5.0 million and 7.3 million tons of coal in the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. As of December 31, 2011, we controlled 722 million tons of proven and probable coal reserves in the Illinois Basin, of which 175 million tons were assigned to current operations. In June 2012, we idled our Freedom Mine in the Bluegrass mining complex in response to continued weakness in thermal coal demand. In 2011, we produced 1.2 million tons at the Freedom Mine.

Results of Operations
Adjusted EBITDA
The discussion of our results of operations below includes references to and analysis of our Appalachia and Illinois Basin Segments' Adjusted EBITDA results. Adjusted EBITDA is defined as net income (loss) before deducting depreciation, depletion and amortization; asset retirement obligation expense; sales contract accretion; impairment and restructuring charge; interest expense and other; DIP financing fees; interest income; reorganization items and income taxes.
Adjusted EBITDA is used by management primarily as a measure of our segments' operating performance. We believe that in our industry such information is a relevant measurement of a company's operating financial performance. Because Adjusted EBITDA and Segment Adjusted EBITDA are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but also excludes selling and administrative expenses, past mining obligation expense and net gain on disposal or exchange of assets and is reconciled to its most comparable measure below, under Net Loss. Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Note 14 to our unaudited consolidated financial statements.

Three and Nine Months Ended September 30, 2012 Compared to September 30, 2011 (Restated)
Summary
Our Segment Adjusted EBITDA for the three and nine months ended September 30, 2012 decreased compared to the prior year primarily due to a decrease in sales volumes resulting from lower demand driven by low natural gas prices, mild weather and weakened international and domestic economies. In the three months ended September 30, 2012, this decrease was also due to lower average sales prices for metallurgical coal in the Appalachia region, partially offset by higher average sales prices in the Illinois Basin due to the expiration of a below market coal supply contract in December 2011.
In response to the lower demand, we have decreased our production volume by approximately 6.0 million tons annually. These production decreases included closing our Big Mountain mining complex and reducing production of metallurgical coal at our Rocklick and Wells mining complexes in the first quarter of 2012. In the first half of 2012, we closed and idled certain mines at our Kanawha Eagle mining complex due to reaching the end of the reserve life as well as decreased market demand. In addition, we also idled the Freedom Mine at our Bluegrass mining complex and a mine at our Corridor G mining complex in the second quarter of 2012. In the third quarter of 2012, we reduced metallurgical coal production at our Rocklick, Wells and Kanawha Eagle mining complexes in response to further weakened demand.
In the second quarter of 2012, we recorded a charge of $307.4 million to asset retirement obligation expense for our selenium water treatment obligations to reflect a modification in the technology used in our selenium water treatment compliance plan. In both the first and second quarter of 2012, we recorded charges to asset retirement obligation expense and impairment and restructuring charge in relation to the early closure of certain mines and other changes to mining plans at certain locations.

Segment Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2012	2011	Tons/$	%	2012	2011	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold
Appalachia Mining Operations	4,504	5,549	(1,045)	(18.8)%	13,972	17,981	(4,009)	(22.3)%
Illinois Basin Mining Operations	1,469	1,875	(406)	(21.7)%	4,998	5,502	(504)	(9.2)%
Total Tons Sold	5,973	7,424	(1,451)	(19.5)%	18,970	23,483	(4,513)	(19.2)%
Average Sales Price per Ton Sold
Appalachia Mining Operations	$82.11	$90.82	$(8.71)	(9.6)%	$85.55	$85.80	$(0.25)	(0.3)%
Illinois Basin Mining Operations	49.76	42.77	6.99	16.3%	50.07	42.83	7.24	16.9%
Revenue
Appalachia Mining Operations	$369,840	$503,950	$(134,110)	(26.6)%	$1,195,316	$1,542,764	$(347,448)	(22.5)%
Illinois Basin Mining Operations	73,095	80,195	(7,100)	(8.9)%	250,230	235,661	14,569	6.2%
Appalachia Other	5,261	5,250	11	0.2%	39,293	20,154	19,139	95.0%
Total Revenue	$448,196	$589,395	$(141,199)	(24.0)%	$1,484,839	$1,798,579	$(313,740)	(17.4)%
Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$323,720	$440,380	$(116,660)	(26.5)%	$1,005,194	$1,270,999	$(265,805)	(20.9)%
Illinois Basin Mining Operations	64,084	83,058	(18,974)	(22.8)%	219,482	236,757	(17,275)	(7.3)%
Total Segment Operating Costs and Expenses	$387,804	$523,438	$(135,634)	(25.9)%	$1,224,676	$1,507,756	$(283,080)	(18.8)%
Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$51,381	$68,820	$(17,439)	(25.3)%	$229,415	$291,919	$(62,504)	(21.4)%
Illinois Basin Mining Operations	9,011	(2,863)	11,874	N/A	30,748	(1,096)	31,844	N/A
Total Segment Adjusted EBITDA	$60,392	$65,957	$(5,565)	(8.4)%	$260,163	$290,823	$(30,660)	(10.5)%
(1) Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $434.6 million and $570.9 million less income from equity affiliates of $1.9 million and $1.7 million and past mining obligation expenses of $44.9 million and $45.8 million for the three months ended September 30, 2012 and 2011, respectively. Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $1,367.2 million and $1,647.0 million less income from equity affiliates of $3.6 million and $4.6 million and past mining obligation expenses of $138.9 million and $134.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Tons Sold and Revenues
Revenues in the Appalachia segment were lower in the three and nine months ended September 30, 2012 compared to the prior year primarily due to lower sales volumes resulting from reduced demand and lower average sales prices in the three months ended September 30, 2012. In response to the weaker markets, we closed our Big Mountain mining complex in February 2012, reduced production at certain metallurgical coal operations, and lowered brokerage coal volume. These sales volume decreases were partially offset by sales volume increases at our Federal, Panther and Paint Creek mining complexes due to additional production units and favorable mining conditions. Average sales prices decreased in the three months ended September 30, 2012 primarily due to lower sales prices for our metallurgical products.
Revenues in the Illinois Basin segment were lower for the three months ended September 30, 2012, as compared to the same period in 2011, due to lower sales volumes, partially offset by higher average sales prices. Revenues in the Illinois Basin segment were higher for the nine months ended September 30, 2012 as compared to the same period in 2011 due to higher average sales prices, partially offset by lower sales volumes. In the prior year, the Illinois Basin segment supplied a below market coal supply contract that expired in December 2011. Due to weaker demand, the Freedom Mine at our Bluegrass mining complex was idled in June 2012.
Appalachia Other Revenue was higher for the nine months ended September 30, 2012 primarily due to customer settlements. During the first half of 2012, certain customers requested to cancel or delay shipment of coal contracted for 2012 deliveries. In certain situations, we agreed to release the customer from their commitment in exchange for a cash settlement. In the three and nine months ended September 30, 2012, we recognized revenue of $2.2 million and $22.7 million related to these cash settlements. Additionally, we received $8.3 million related to the settlement of a customer contract dispute concerning coal deliveries in prior years that was settled through mediation in the first quarter of 2012. In the three and nine months ended September 30, 2011, we recognized income of $2.2 million and $7.3 million, respectively, as underlying tons were shipped from a coal purchase option sold in a prior year.
Segment Operating Costs and Expenses
Segment operating costs and expenses for Appalachia decreased in the three and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily due to the lower sales volume in 2012. The decrease reflects the closure of our Big Mountain thermal coal mining complex in February 2012 ($34.8 million and $94.8 million for the three and nine months, respectively), reduced production at certain metallurgical mines during the first quarter of 2012 ($52.4 million and $105.6 million for the three and nine months, respectively), other mine closures or idlings ($23.5 million and $29.1 million for the three and nine months, respectively) and lower brokerage coal volumes ($24.3 million and $37.4 million for the three and nine months, respectively). We experienced lower costs at our Kanawha Eagle mining complex due to the closure and idling of certain mines that reached the end their reserve lives as well as decreased market demand ($10.3 million and $35.6 million for the three and nine months, respectively). These decreases in costs were partially offset by increased costs at our Paint Creek mining complex ($11.9 million and $17.0 million for the three and nine months, respectively) due to additional production units and increased sales volume.
Segment operating costs and expenses for the Illinois Basin decreased in the three months ended September 30, 2012, as compared to the prior year, primarily due to idling the Freedom Mine at our Bluegrass mining complex, which was driven by lower demand and weaker market conditions, in the second quarter of 2012 ($18.4 million).
Segment operating costs and expenses for the Illinois Basin decreased in the nine months ended September 30, 2012, as compared to the prior year, due to idling our Freedom Mine at our Bluegrass mining complex, which was driven by lower demand and weaker market conditions ($23.0 million), partially offset by equipment rebuilds, repairs and maintenance at our Highland mining complex ($4.1 million).
Segment Adjusted EBITDA
Our Segment Adjusted EBITDA for Appalachia was lower in the three and nine months ended September 30, 2012 compared to the prior year primarily due to decreased sales volumes resulting from reduced demand and also due to lower sales prices in the three months ended September 30, 2012.
Segment Adjusted EBITDA for the Illinois Basin increased in the three and nine months ended September 30, 2012 from the prior year primarily due to higher revenues as a result of increased sales prices, as well as decreased operating costs due to idling the Freedom Mine at our Bluegrass mining complex in June 2012.

Net Loss

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
		2011				2011
	2012	Restated(1)	$	%	2012	Restated(1)	$	%
	(Dollars in thousands)				(Dollars in thousands)
Segment Adjusted EBITDA	$60,392	$65,957	$(5,565)	(8.4)%	$260,163	$290,823	$(30,660)	(10.5)%
Corporate and Other:
Past mining obligation expense	(44,931)	(45,762)	831	1.8%	(138,918)	(134,632)	(4,286)	(3.2)%
Net gain on disposal or exchange of assets	457	7,389	(6,932)	(93.8)%	3,125	16,804	(13,679)	(81.4)%
Selling and administrative expenses	(12,611)	(12,788)	177	1.4%	(42,741)	(39,392)	(3,349)	(8.5)%
Total Corporate and Other	(57,085)	(51,161)	(5,924)	(11.6)%	(178,534)	(157,220)	(21,314)	(13.6)%
Depreciation, depletion and amortization	(48,906)	(47,040)	(1,866)	(4.0)%	(135,430)	(138,112)	2,682	1.9%
Asset retirement obligation expense	(19,496)	(13,299)	(6,197)	(46.6)%	(377,737)	(100,722)	(277,015)	(275.0)%
Sales contract accretion	—	11,380	(11,380)	(100.0)%	11,628	45,805	(34,177)	(74.6)%
Impairment and restructuring charge	(18,434)	(139)	(18,295)	N/A	(60,892)	(423)	(60,469)	N/A
Interest expense and other	(13,661)	(16,453)	2,792	17.0%	(46,168)	(55,896)	9,728	17.4%
DIP financing fees	(42,552)	—	(42,552)	N/A	(42,552)	—	(42,552)	N/A
Interest income	15	73	(58)	(79.5)%	178	171	7	4.1%
Reorganization items, net	(76,214)	—	(76,214)	N/A	(76,214)	—	(76,214)	N/A
Income tax benefit (provision)	8	230	(222)	(96.5)%	8	(383)	391	102.1%
Net loss	$(215,933)	$(50,452)	$(165,481)	(328.0)%	$(645,550)	$(115,957)	$(529,593)	(456.7)%
(1) As discussed in Note 21, Restatement of Financial Statements, we have restated previously issued unaudited consolidated financial statements for the three and nine months ended September 30, 2011; accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.
Past mining obligation expense was higher in the nine months ended September 30, 2012 than the corresponding period in the prior year due to changes in assumptions, primarily the discount rate, related to our actuarially-determined retiree healthcare obligations and higher funding rates for the UMWA pension fund, that were effective January 1, 2012. This increase was partially offset by lower UMWA funding related to mine closures and production curtailment as well as lower costs related to suspended mines and subsidence claims.
Net gain on disposal or exchange of assets decreased for the three and nine months ended September 30, 2012 compared to the corresponding periods in the prior year due to the timing of transactions. In the first quarter of 2012, net gain on disposal or exchange of assets included the sale of certain non-strategic oil and gas rights. We recognized a gain of $1.5 million on this transaction. There were no significant disposal or exchange transactions in the three months ended September 30, 2012. In the three and nine months ended September 30, 2011, net gain on disposal or exchange of assets included gains of $6.2 million on exchange and sale transactions for mineral interests in the third quarter, a gain of $7.3 million on a mineral rights exchange transaction and a gain of $2.1 million on a right of way sale transaction in the second quarter.
Selling and administrative expenses increased in the nine months ended September 30, 2012 compared to the same period in 2011 due to increased pre-petition legal fees related to the reorganization and severance costs related to executive management changes, partially offset by significant forfeitures of stock-based compensation awards. In the second quarter of 2012, our former Chief Executive Officer, Richard M. Whiting, resigned, resulting in additional compensation expense of $5.1 million for amounts due to him for severance and a credit of $6.3 million for the net impact of the forfeiture and acceleration of his stock-based compensation awards.
Depreciation, depletion and amortization decreased in the nine months ended September 30, 2012 compared to the same period in the prior year primarily due to a decrease in depletion, resulting from lower sales volumes during the nine months ended September 30, 2012. Depreciation, depletion and amortization increased in the three months ended September 30, 2012 compared to the same period in the prior year primarily due to an impairment of the intangible asset related to the Coventry Mining Services,

LLC acquisition. The impairment was a result of the reduction in workforce at our Kanawha Eagle mining complex due to the temporary curtailment of metallurgical coal production.
Asset retirement obligation expense increased in the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to an adjustment of $307.4 million to our selenium water treatment obligations. We recorded the charge to recognize the modification in the technology used in our selenium water treatment compliance plan as more fully discussed in Liquidity and Capital Resources - Future Cash Flows - Selenium Water Treatment Obligations. In the nine months ended September 30, 2011, we recorded a charge of $60.6 million for the installation and operating costs of a selenium water treatment system for our Hobet Surface Mine No. 22 outfall as required by a U.S. District Court order. Asset retirement obligation expense also increased in the nine months ended September 30, 2012 due to the early closure of certain mines. In the second quarter of 2012, we recorded a charge of $4.1 million related to the early closure of our Freedom Mine and changes to mine plans at our Kanawha Eagle mining complex. In the first quarter of 2012, we recorded a charge of $17.5 million related to the early closure of the Big Mountain mining complex. Asset retirement obligation expense increased in the three months ended September 30, 2012 primarily due to higher accretion expense related to the adjustment to the selenium treatment liability described above.
Sales contract accretion decreased in the three and nine months ended September 30, 2012 due to the expiration of several below market contracts assumed in the Magnum acquisition, as well as the amendment of one of these below-market coal supply agreements in the first quarter of 2012.
Impairment and restructuring charge increased in the three and nine months ended September 30, 2012 due to a charge of $18.4 million for the write-off of coal reserves related to our Bluegrass mining complex located in the Illinois Basin segment. This impairment resulted from the termination of leases providing rights to certain coal reserves through the contract rejection process and related negotiations. Additionally, in the second quarter 2012, we recorded a charge of $8.2 million for the early closure of the Freedom Mine at our Bluegrass mining complex and changes to mining plans for a mine at the Kanawha Eagle mining complex. In the first quarter of 2012, we recorded a $32.8 million charge due to the early closure of our Big Mountain mining complex. These charges mainly consisted of the write-down of fixed assets related to infrastructure, mine development and certain equipment.
Interest expense and other decreased in the three and nine months ended September 30, 2012 primarily due to decreased interest expense on unsecured notes compromised in bankruptcy, partially offset by interest expense on the DIP Facilities. Additionally, we recorded a $5.9 million loss on early repayment of notes receivable in the first quarter of 2011. The outstanding notes receivable related to the 2006 and 2007 sales of coal reserves and surface land were repaid in full for $115.7 million in the first quarter of 2012 prior to the scheduled maturity date.
Debt issuance costs of $42.6 million were incurred and paid in connection with the DIP financing. These amounts were expensed and separately disclosed in the unaudited consolidated statements of operations in the three and nine months ended September 30, 2012.
Reorganization Items
ASC 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization of the business, and professional fees directly related to the process of reorganizing the Company under Chapter 11. Our reorganization items for the three and nine months ended September 30, 2012 consist of the following:

Three and Nine
Months Ended
September 30, 2012
(Dollars in thousands)
Provision for rejected executory contracts and leases	$32,155
Losses from adjusting debt from carrying value to amount of allowed claim	27,021
Professional fees	19,786
Accounts payable settlement gains	(2,748)
Reorganization items, net	$76,214
Since the Petition Date, we have received approval from the Bankruptcy Court to reject a number of leases and other executory contracts of various types. We are reviewing all of our executory contracts and unexpired leases to determine which additional contracts and leases we will reject. We expect that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. We also expect that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on the accompanying unaudited consolidated balance sheet as liabilities subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential claims, we cannot project the magnitude of such claims with certainty.
Professional fees directly related to the reorganization include fees associated with advisors to us, the Creditors' Committee and certain secured creditors.

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
On July 9, 2012, Patriot and substantially all of its wholly-owned subsidiaries filed the Chapter 11 Petitions in the Bankruptcy Court. Following the filing of our Chapter 11 Petitions, our most significant sources of liquidity are funds generated by borrowings under the DIP Facilities and cash generated by operating activities.
Net cash used in operating activities was $2.2 million for the nine months ended September 30, 2012, compared to cash provided by operating activities of $70.9 million in the same period of 2011. The $73.1 million increase in cash used in operating activities primarily relates to higher spending for asset retirement obligations of $46.0 million, including selenium water treatment and mine closure obligations, an increase of $31.0 million in cash collateralization deposits due to our DIP Facilities letter of credit requirements and lower earnings from operations due to weakened demand, partially offset by a change in working capital, exclusive of pre-petition claims, of $66.3 million. Additionally, the weakened demand in late 2011 and 2012 resulted in a significant increase in coal inventory and a reduction in accounts receivable at September 30, 2012 as compared to December 31, 2011. These decreases in cash were partially offset by a favorable impact on accounts payable due to the stay of payments of liabilities subject to compromise resulting from the Chapter 11 filing.
Net cash used in investing activities was $139.6 million for the nine months ended September 30, 2012, compared to $22.3 million in the same period of 2011. The $117.3 million increase in cash used in investing activities reflects the early repayment of $115.7 million of our outstanding notes receivable in February 2011, an increase in capital expenditures of $11.0 million in 2012 compared to 2011 and a decrease in proceeds from disposal of assets of $3.2 million. Additionally, we acquired Coventry Mining Services, LLC and its subsidiaries, which employs the workforce for our Kanawha Eagle mining complex, for $2.5 million in 2012. This increase was partially offset by a $14.8 million cash payment from a litigation settlement and asset acquisition during the nine months ended September 30, 2011.
Net cash provided by financing activities was $330.5 million for the nine months ended September 30, 2012, compared to net cash used in financing activities of $2.6 million for the nine months ended September 30, 2011. The increase in cash flows provided by financing activities is primarily due to the First Out Term Loan Facility proceeds of $375.0 million, offset by the DIP Facilities debt issuance costs of $42.6 million.
Based on current internal financial forecasts, we believe that amounts available under the DIP Facilities plus cash generated from operations will be sufficient to fund anticipated cash requirements through the Bankruptcy Case for minimum operating, capital expenditure and working capital purposes. However, our ability to maintain adequate liquidity through the Bankruptcy Case and beyond depends on our ability to successfully implement an appropriate plan of reorganization, successful operation of our business, appropriate management of operating expenses and capital spending, and our ability to remain in compliance with all the covenants under the DIP Facilities and to borrow under the DIP Facilities. In addition, global economic conditions, volatile financial markets, changing governmental regulation related to production and use of our products, as well as competition from natural gas, continue to create challenges for the coal industry and us. Our expected liquidity needs are highly sensitive to changes in each of these and other factors.
There can be no assurance that amounts available under the DIP Facilities plus cash generated from operations will be sufficient to meet our reorganization or ongoing cash needs or that we will remain in compliance with all the covenants under the DIP Facilities. If we cannot meet our liquidity needs using amounts available under the DIP Facilities plus cash generated from operations, or if our access to amounts available under the DIP Facilities is restricted or terminated for any of the reasons set forth therein, we may have to take other actions such as seeking additional financing to the extent available or by reducing or delaying capital expenditures. We could also be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies, including a possible sale of the Company or certain of our material assets pursuant to Section 363 of the Bankruptcy Code, or liquidation under Chapter 7 of the Bankruptcy Code.
The DIP Facilities, as more fully described below, include financial covenants applicable to Patriot and its subsidiaries, including compliance with requirements relating to minimum consolidated EBITDA, maximum capital expenditures and minimum liquidity. At September 30, 2012, we were in compliance with these financial covenants. Based on continued declines in metallurgical coal demand and prices experienced in the third quarter of 2012 and the related effect on our current internal financial forecasts, we believe there is a substantial likelihood that we may not comply with the minimum consolidated EBITDA financial covenant beginning in the second quarter of 2013. Our financial forecasts are subject to significant variation due to the volatility in the coal markets, including demand and prices for our products, and uncertainties surrounding our restructuring initiatives, so our compliance with the minimum consolidated EBITDA financial covenant remains subject to market conditions and our ability to improve financial performance. Failure to comply with our financial covenants would be an event of default under the terms of our DIP Facilities. If an event of default occurs, we would need to negotiate an amendment or waiver from the lenders; however, there can be no assurances that we would be able to obtain such an amendment or waiver in the future. If, as a result of such an event of default, the DIP Facilities are terminated or our access to funding thereunder is restricted or terminated, we may not have sufficient cash availability to meet our operating needs or satisfy our obligations as they become due, in which instance we could be required to seek a sale of Patriot or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or to convert the Bankruptcy Case into a liquidation under Chapter 7 of the Bankruptcy Code.
On May 23, 2012, Standard & Poor's Ratings Services (Standard & Poor's) lowered our long-term corporate rating and its rating on the Senior Notes to “CCC” from “B-”. The recovery rating of the Senior Notes by Standard & Poor's was also lowered, indicating the expectation that creditors will receive negligible (0%-10%) recovery in a payment default scenario. Moody's Investors Service (Moody's) lowered our probability of default rating to "D" from "Caa1" and our corporate family rating to "Ca" from "Caa1" following our filing of the Bankruptcy Case. Moody's also downgraded its rating on the Senior Notes to "C" from "Caa2". As a result of the Bankruptcy Case, Standard & Poor's and Moody's have withdrawn all of their ratings on us. These debt and credit downgrades have a long-term adverse effect on our ability to raise additional financing.
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
Default of Pre-Petition Financing
The filing of the Chapter 11 Petitions constituted an event of default under the following debt agreements, each of which provided that, as a result of the event of default, all principal, interest and other amounts due thereunder became immediately due and payable:

•
the Pre-Petition Credit Agreement, with respect to outstanding letters of credit in an aggregate principal amount of $300.8 million as of the Petition Date, plus accrued and unpaid interest thereon and borrowings in an aggregate principal amount of $25.0 million as of the Petition Date, plus accrued and unpaid interest thereon;

•
the Indenture dated as of May 28, 2008 with respect to an aggregate principal amount of $200.0 million of 3.25% Convertible Senior Notes due 2013 (the Convertible Notes) plus accrued and unpaid interest thereon;

•	the Indenture dated as of May 5, 2010 with respect to an aggregate principal amount of $250.0 million of 8.25% Senior Notes due 2018 (the Senior Notes) plus accrued and unpaid interest thereon; and

•
the $125.0 million accounts receivable securitization program with respect to outstanding letters of credit in an aggregate principal amount of $51.8 million as of the Petition Date, plus accrued and unpaid interest thereon.

The ability of the creditors to seek remedies to enforce their rights under these pre-petition debt agreements was automatically stayed as a result of the filing of the Chapter 11 Petitions, and the creditors' rights of enforcement became subject to the applicable provisions of the Bankruptcy Code. Due to the filing of the Chapter 11 Petitions, the Company's pre-petition unsecured long-term debt of $458.5 million is included in "Liabilities subject to compromise" at September 30, 2012. Since July 9, 2012, the Company has not recorded interest expense on unsecured debt which is subject to compromise. Contractual interest expense on unsecured debt from July 10, 2012 through September 30, 2012 was $10.7 million.
DIP Financing
In connection with filing the Chapter 11 Petitions, the Debtors filed a motion seeking, among other things, Bankruptcy Court authorization for us to obtain the DIP Facilities, and for the DIP Guarantors to guaranty our obligations in connection with the DIP Facilities, up to an aggregate principal amount of $802.0 million, consisting of (a) a First Out Revolving Credit Loan in an amount not to exceed $125.0 million, (b) a First Out Term Loan in the amount of $375.0 million, and (c) a $302.0 million roll up of obligations under the Pre-Petition Credit Agreement, in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility).
On July 11, 2012, the Bankruptcy Court entered the Interim DIP Order that, among other things, authorized us to borrow money and obtain letters of credit pursuant to the DIP Facilities and to guaranty such borrowings and our obligations with respect to such letters of credit, up to an aggregate principal or face amount of $677.0 million (plus interest, fees and other expenses and amounts), consisting of borrowings of up to an aggregate principal or face amount of $125.0 million under the First Out Revolving Credit Loan, $250.0 million under the First Out Term Loan, and up to $302.0 million under the Second Out Facility, in accordance with the terms of the Interim DIP Order and the DIP Facilities. On August 3, 2012, the Bankruptcy Court entered the Final DIP Order that, among other things, authorized us to borrow the full amount under the DIP Facilities in accordance with the terms of the Final DIP Order and the DIP Facilities. The Final DIP Order amended certain provisions of the DIP Facilities, including, among other things, the definition of “Applicable Rate” in the First Out Facility.
First Out Facility
On July 9, 2012, Patriot and the DIP Guarantors entered into a Superpriority Secured Debtor-in-Possession Revolving and Term Loan Credit Agreement (the First Out DIP Credit Agreement). Our obligations under the First Out DIP Credit Agreement are guaranteed by each DIP Guarantor. On July 11, 2012, the conditions precedent to closing and the initial borrowing were satisfied and the First Out DIP Credit Agreement became effective.
First Out Revolving Credit Loans bear interest at a rate per annum equal to the Eurocurrency Rate (as defined in the First Out DIP Credit Agreement) plus 3.25% or the Base Rate (as defined in the First Out DIP Credit Agreement) plus 2.25%. First Out Term Loans bear interest at a rate per annum equal to the Eurocurrency Rate plus 7.75% or the Base Rate plus 6.75%. In addition, a commitment fee of 0.75% per annum is required for unutilized commitments under the First Out Facility. Upon the occurrence and during the continuance of an event of default under the First Out DIP Credit Agreement, the interest rate increases by 2.00% per annum.
On July 11, 2012, we received proceeds of $250.0 million under the First Out Term Loan, and on August 6, 2012, we received the remaining proceeds of $125.0 million. We utilized the funds to repay pre-petition debt of $25.0 million, which was originally borrowed in June 2012, pay DIP Facilities fees of $42.6 million and increase cash for general operating purposes. Letters of credit totaling $53.0 million were issued under the First Out Revolving Credit Loan to replace pre-petition letters of credit outstanding under the accounts receivable securitization program that were canceled. At September 30, 2012, letters of credit totaling $53.0 million were outstanding under the First Out Facility.
Borrowings under the First Out Facility are to be repaid on the earlier of (i) the Initial Maturity Date, which is October 4, 2013 provided that the Initial Maturity Date can be extended until December 31, 2013 subject to certain specified conditions, (ii) prepayment by Patriot of all outstanding principal and accrued but unpaid interest, (iii) the date of termination of the commitment of each lender and of the obligation of the L/C Issuers (as defined in the First Out DIP Credit Agreement) to make letter of credit extensions pursuant to the First Out DIP Credit Agreement, (iv) the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Bankruptcy Court and (v) the date of dismissal of the Bankruptcy Case by the Bankruptcy Court. An extension fee of 0.25% of the Revolving Credit Commitments and Term Loans is due if we elect to extend the maturity date of the First Out Facility.
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
Letter of credit fees under the Second Out Facility will be paid at a rate equal to 4.50% per annum. The letter of credit borrowings under the Second Out Facility will bear interest at a rate per annum equal to the Eurocurrency Rate plus 8.00% or the Base Rate plus 7.00% per annum. Upon the occurrence and during the continuance of an event of default under the Second Out DIP Credit Agreement, the interest rate will increase by 2.00% per annum. On July 13, 2012, letters of credit totaling $300.8 million were issued under the Second Out Facility and used to replace pre-petition letters of credit outstanding under the Pre-Petition Credit Agreement. At September 30, 2012, letters of credit totaling $300.8 million were outstanding under the Second Out Facility.
All letter of credit borrowings under the Second Out Facility are to be repaid on the earlier of (i) the Initial Maturity Date, which is October 4, 2013, provided that the Initial Maturity Date can be extended until December 31, 2013 subject to certain specified conditions, (ii) the date on which the obligation of the letter of credit issuers to permit the extension of the expiry date of any letter of credit is terminated upon direction from the Second Out DIP Agent in the case of an event of default, (iii) the date of the substantial consummation of a reorganization plan that is confirmed pursuant to an order of the Bankruptcy Court and (iv) the date of dismissal of the Bankruptcy Case by the Bankruptcy Court.
The Second Out DIP Credit Agreement provides for representations and warranties by Patriot and the DIP Guarantors, affirmative and negative covenants applicable to Patriot and its subsidiaries and events of default that are substantially similar to the representations, warranties, covenants and events of default under the First Out DIP Credit Agreement.
Pledge and Security and Intercreditor Agreement
On July 11, 2012, Patriot and the DIP Guarantors entered into a Debtor-in-Possession Pledge and Security and Intercreditor Agreement (the Pledge and Security and Intercreditor Agreement) with the First Out DIP Agent and Second Out DIP Agent. The obligations of Patriot and the DIP Guarantors under the DIP Facilities are secured by a lien covering substantially all of the assets, rights and properties of Patriot and the DIP Guarantors, subject to certain exceptions set forth in the Pledge and Security and Intercreditor Agreement. The Pledge and Security and Intercreditor Agreement also sets forth the seniority and priority of the respective liens on Patriot's and the DIP Guarantors' assets for the benefit of the lenders under the First Out Revolving Credit Loan, the First Out Term Loan and the Second Out Facility.
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
Future Cash Flows
September 1, 2010 U.S. District Court Ruling
On September 1, 2010, the U.S. District Court ordered Apogee Coal Company, LLC (Apogee), one of our subsidiaries, to install a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and to come into compliance with applicable selenium discharge limits at these three outfalls by March 1, 2013. As of September 30, 2012, we have spent approximately $35.0 million on the Apogee FBR facility. Total expenditures to install the facility are estimated to be approximately $55 million.
Additionally, the U.S. District Court ordered Hobet Mining, LLC (Hobet), one of our subsidiaries, to submit a proposed schedule to develop a treatment plan for a Hobet Surface Mine No. 22 outfall and to come into compliance with applicable discharge limits under the permit by May 1, 2013. As of September 30, 2012, we have spent approximately $5.2 million on the Hobet ABMet water treatment facility. Total expenditures to install the facility are estimated to be approximately $25 million.
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

General Selenium Matters
Prior to the second quarter of 2012, the liability to treat selenium discharges at outfalls not addressed in the September 1, 2010 ruling continued to be based on the use of the ZVI technology as there was no other definitive plan to install any technology other than ZVI. During the second quarter of 2012, we modified our selenium water treatment compliance plan from ZVI technology to installing and operating Iron Facilitated Selenium Reduction (IFSeR) technology. Installation and operating costs for the IFSeR technology are materially higher than ZVI technology due in part to the more technologically advanced processing system. IFSeR was developed in response to our need to resolve certain detailed design considerations for ZVI technology. While ZVI water treatment systems decreased selenium discharges, they had not performed consistently in reducing selenium concentrations to compliant levels. IFSeR incorporates various design enhancements including utilizing ZVI media in a different configuration than the original ZVI water treatment technology.
Our comprehensive consent decree with the plaintiffs in the February 2011 Litigation requires that we select water treatment technology by category beginning with the first category in September 2012 and ending with the last category in September 2014. We performed pilot testing on IFSeR technology in early 2012 and concluded the testing in May 2012. In May 2012, related to the comprehensive consent decree for the February 2011 Litigation, we submitted IFSeR technology to the Special Master for his review and approval. The Special Master certified that IFSeR may be considered as a listed technology for Category 1 outfalls, and, on September 1, 2012, Patriot provisionally selected the IFSeR technology for all of its Category 1 outfalls. To date, IFSeR technology has not been proven to achieve effluent selenium limitations for the expected annual water flows at outfalls other than Category 1. There is significant uncertainty as to which technology, if any, could be utilized to achieve compliance at the other four categories, particularly those with higher average water flows. However, IFSeR technology is currently the most successful technology to treat selenium based on our testing.
As a result, we recorded an adjustment to increase our selenium water treatment liability by $307.4 million during the second quarter of 2012 to recognize the modification to our compliance plan from installing and operating ZVI technology to installing and operating IFSeR technology. This adjustment is based upon estimates for the installation and operating costs of IFSeR water treatment systems at the Category 1-5 outfalls.
In October 2012, we, along with Apogee, Hobet and Catenary, requested extensions to the construction schedule and compliance deadline related to the Hobet Surface Mine No. 22 ABMet project as well as an extension of the deadlines related to the comprehensive consent decree for Category 1-5 outfalls. Extensions of these deadlines by 12 to 18 months would assist in maintaining liquidity during the bankruptcy proceedings and provide additional time to continue current research and testing of effective treatment solutions. The U.S. District Court of the Southern District of West Virginia is expected to rule on this matter in November 2012.
If IFSeR systems are not ultimately successful in treating the effluent selenium exceedances at the outfalls covered by the Hobet WVDEP Action and the February 2011 Litigation, we may be required to install alternative treatment solutions. Alternative technology solutions that we may ultimately select are still in the early phases of development and their related costs cannot be reasonably estimated at this time. The cost of other water treatment solutions could be materially different than the costs reflected in our liability. Furthermore, costs associated with potential modifications to IFSeR or the scale of our current IFSeR systems could also cause the costs to be materially different than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time. Potential installations of selenium treatment alternatives are further complicated by the variable geological, topographical and water flow considerations of each individual outfall.
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
Multi-Employer Plan Funding Improvement Plan
The Company participates in a multi-employer pension plan, the UMWA 1974 Pension Plan (the 1974 Plan), that is considered to be in "Seriously Endangered Status" for the plan year beginning July 1, 2011 (the 2011 Plan Year). That status is the result of the 1974 Plan funded percentage being less than 80% and because the 1974 Plan is projected to have an accumulated deficiency within six plan years after the 2011 Plan Year. As a result, a funding improvement plan was adopted by the 1974 Plan as of May 25, 2012, which would require increased contributions to the 1974 Plan after a UMWA collective bargaining agreement is negotiated in 2016.
In the three and nine months ended September 30, 2012, the Company made contributions to the 1974 Plan and recognized expense of $4.9 million and $16.4 million, respectively, which were based upon an hourly contribution rate of $5.50. Under the funding improvement plan, the hourly contribution rate would increase in stages from a minimum of $12.50 in 2017 to a maximum potential rate of $26.50 as early as 2022.
New Accounting Pronouncement
In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance which requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. We adopted this guidance effective January 1, 2012. This guidance does not affect our results of operations or financial condition.
Labor Agreements
Our Annual Report on Form 10-K/A for the year ended December 31, 2011 (Item 1. Business - Employees and Labor Relations and Retiree Healthcare and Pension Obligations for Active and Retired Employees) includes discussions of the agreements with the UMWA that certain of our subsidiaries have entered into that contain terms that are substantially the same as the terms of the National Bituminous Coal Wage Agreement (NBCWA) negotiated in mid-2011 between the Bituminous Coal Operators Association and the UMWA. Certain of our other subsidiaries have entered into agreements with the UMWA that contain terms that differ from the terms of the NBCWA. For example, certain of these other agreements provide for lower or no contributions to the UMWA 1993 Benefit Plan, which provides retiree health benefits, and/or do not provide for participation in or contribution to the UMWA 1974 Plan, which provides pension benefits.
Environmental Matters
On July 31, 2012, the U.S. District Court for the District of Columbia (the "D.C. District Court") struck down the EPA water quality guidance issued on July 21, 2011 relating to the compliance of surface coal mining operations with the CWA. However, the EPA has filed a notice of intent to appeal the D.C. District Court ruling and we cannot predict the outcome of this filing. Moreover, in response to the D.C. District Court ruling, the West Virginia Environmental Quality Board called on WVDEP to include similar standards to those in the EPA guidance in a pending coal mining permit. See additional discussion of EPA Water Quality Standards under Part 1, Item 1. Environmental Laws in our 2011 Annual Report on Form 10-K/A.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Commodity Price Risk
The potential for changes in the market value of our coal portfolio is referred to as “market risk.” Due to lack of quoted market prices and the long term, illiquid nature of the positions, we have not quantified market risk related to our portfolio of coal supply agreements. We manage our commodity price risk for our coal contracts through the use of long-term coal supply agreements, rather than through the use of derivative instruments. We sold approximately 78% of our sales volume under coal supply agreements with terms of one year or more during 2011. As of September 30, 2012, our total unpriced planned production for 2012 was approximately 0.7 million tons.
We have commodity risk related to our diesel fuel purchases. To manage a portion of this risk, we have entered into swap contracts with financial institutions. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. As of September 30, 2012, the notional amounts outstanding for these swaps included 2.3 million gallons of heating oil expiring throughout 2012, as well as 3.0 million gallons of ultra low sulfur diesel expiring in 2013. We expect to purchase approximately 24 million gallons of diesel fuel annually across all operations in 2012. Excluding the impact of our hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our operating costs by approximately $2.4 million annually.
Credit Risk
Our coal sales, and therefore our concentration of credit risk, are primarily made directly to electricity generators, industrial companies, steelmakers and, in expanded export markets, coal traders. Our policy is to independently evaluate each customer's creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event that we engage in a transaction with a counterparty that does not meet our credit standards, we will protect our position by requiring the counterparty to provide appropriate credit enhancement. When appropriate (as determined by our credit management function), we have taken steps to mitigate our credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. These steps may include, but are not limited to, obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit to serve as collateral in the event of a failure to pay. While the economic uncertainty may affect our customers, we do not anticipate that it will significantly affect our overall credit risk profile due to our credit policies.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on this evaluation, our CEO and CFO concluded that there was a material weakness in the internal control over financial reporting related to the accounting treatment for our water treatment facilities and concluded that our disclosure controls and procedures were not effective as of September 30, 2012. Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that the unaudited consolidated financial statements included in the Form 10-Q for the quarter ended September 30, 2012 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.
Remediation of A Material Weakness in Internal Control Over Financial Reporting
On May 8, 2012, we filed a Form 10-K/A for the restatement of our consolidated financial statements for the years ended December 31, 2011 and 2010. This restatement is described more fully in Note 21, Restatement of Financial Statements, in the Notes to the Unaudited Consolidated Financial Statements. The accounting treatment for the costs of installing the Apogee FBR and Hobet ABMet water treatment facilities involves significant operational and accounting complexities. The Apogee FBR and Hobet ABMet water treatment facilities are a part of our selenium water treatment obligation and related processes. The water treatment facilities have an anticipated 30 year useful life and their primary use will be for treatment of selenium exceedances in water discharges resulting from past mining under legacy permit standards. FBR technology had not been used to remove selenium or any other minerals discharged at coal mining operations prior to our pilot project performed in 2010. The FBR water treatment facility required by the September 1, 2010 ruling will be the first facility constructed for selenium removal on a commercial scale, and neither FBR nor ABMet technology has been proven effective on a full-scale commercial basis at coal mining operations.
In remediating the material weakness that resulted in the restatement described above, we have added additional review procedures with the intent of widening the scope of the procedures to cover all selenium accruals and cost recognition. The remediation incorporates internal and external consultations with engineering and accounting experts in the areas that involve this breadth of complexity. As of the date hereof, management has implemented its remediation plan and believes that as a result of implementation of these additional review procedures over the accounting treatment for water treatment facilities and the related environmental obligations, the material weakness in internal control over financial reporting will be remediated. However, the above material weakness will not be considered remediated until the additional review procedures over accounting treatment for water treatment facilities have been operating effectively for an adequate period of time and these review procedures have been tested by our internal audit group. Management will consider the status of this remedial effort when assessing the effectiveness of the Company's internal controls over financial reporting and other disclosure controls and procedures as of December 31, 2012. For this reason, management concluded that the material weakness in internal control over financial reporting has not been remediated and that as of September 30, 2012 and October 30, 2012, our internal control over financial reporting was not effective.
We are committed to a strong internal control environment and will continue to review the effectiveness of Patriot's internal controls over financial reporting and other disclosure controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures.
Changes in Internal Control over Financial Reporting
Other than the remediation steps described above, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There may be additional changes and enhancements to the Company's internal control processes subsequent to September 30, 2012.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 17 to the unaudited consolidated financial statements included in Part I, Item 1. of this report relating to certain legal proceedings, which information is incorporated by reference herein.

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
Our results of operations are substantially dependent upon coal consumption patterns. The consumption of coal depends upon factors beyond our control, including:

•	the demand for metallurgical coal sold to domestic and global steel producers;

•	the overall demand for electricity;

•	the location, availability, quality and price of competing fuels for power such as natural gas, nuclear, fuel oil and alternative energy sources such as wind and hydroelectric power;

•	technological developments;

•	limitations on financings for coal-fueled power plants;

•	governmental regulations on the production and use of coal;

•	weather patterns;

•	prolonged global recessionary conditions;

•	new developments in the regulation of greenhouse gas and other air emissions, coal ash and other environmental matters; and

•	the ability to extend existing coal supply agreements or enter new long-term agreements.
Any decrease in coal prices, whether due to the factors above or otherwise, would reduce our revenues and likely adversely impact our earnings and the value of our coal reserves. Additionally, if global recessions or general economic downturns result in sustained decreased in the global demand for electricity and steel production, our financial condition, results of operations and cash flows could be materially and adversely affected. In the first nine months of 2012, we closed or idled various mines or curtailed coal production at mining complexes due to continuing declines in demand for coal, particularly in metallurgical coal. This decrease in demand primarily resulted from low natural gas prices, milder weather in the winter of 2011/2012, weakened international and domestic economies and increased regulations.
Patriot Coal Corporation (Patriot, we, our or the Company) and substantially all of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), jointly administered under Case No. 12-12900 (the Bankruptcy Case), and we are subject to the risks and uncertainties associated with bankruptcy proceedings.
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

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Case from time to time;

•	our ability to comply with and operate under any cash management orders entered by the Bankruptcy Court from time to time;

•
our ability to develop, confirm and consummate a plan of reorganization with respect to the Bankruptcy Case, which is dependent upon, among other things, our ability to implement changes to wage and benefit programs and postretirement benefit obligations pursuant to Sections 1113 and 1114 of the Bankruptcy Code, to minimize our liabilities upon emergence and to obtain post-bankruptcy financing;

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
Trading in our securities during the pendency of the Bankruptcy Case is highly speculative and poses substantial risks. It is impossible to predict at this time whether our equity or other securities will be canceled or if holders of such equity or other securities will receive any distribution with respect to, or be able to recover any portion of, their investments.
It is unclear at this stage of the Bankruptcy Case if any proposed plan of reorganization would allow for distributions with respect to our equity or other securities. It is likely that our equity securities will be canceled and extinguished upon confirmation of a proposed plan of reorganization by the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of our equity or other securities, amounts invested by the holders of such securities would not be recoverable and such securities would have no value. Trading prices for our equity or other securities may bear little or no relationship to the actual recovery, if any, by the holders thereof during the pendency of the Bankruptcy Case. Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.
Our common stock is no longer listed on a national securities exchange and is traded only in the over-the-counter market, which could negatively affect our stock price and liquidity.
The shares of our common stock were listed on the New York Stock Exchange (the NYSE) under the symbol “PCX.” In connection with the commencement of the Bankruptcy Case, effective July 10, 2012, the NYSE suspended the trading of our shares and, effective August 6, 2012, the NYSE removed our shares from listing and registration on the NYSE. Our common stock is now trading over-the-counter and is quoted on the OTC Markets under the ticker symbol "PCXCQ". However, the extent of the public market for our common stock and the continued availability of quotations would depend upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in our common stock on the part of securities firms and other factors. The OTC Market is a significantly more limited market than the NYSE, and the quotation of our common stock on the OTC Market may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future or that we will be able to relist our common stock on a national securities exchange. In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in Patriot by suppliers, customers and employees and the loss of institutional investor interest in our common stock.
The DIP Facilities include financial and other covenants that impose substantial restrictions on our financial and business operations. There can be no assurance that we will be able to remain in compliance with the requirements of the DIP Facilities or that the lending commitments under the DIP Facilities will not be restricted or terminated by the DIP lenders.
The DIP Facilities provide for events of default specific to the Bankruptcy Case, including dismissal of the Bankruptcy Case, conversion to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee, entry of an order granting relief from the automatic stay to the holder or holders of any security interest permitting foreclosure on our assets above a threshold amount or other actions that would have an adverse effect on us or our estates, entry of certain orders, including an order reversing, amending, supplementing, staying or vacating the interim DIP order or the final DIP order entered by the Bankruptcy Court or an order denying or terminating our use of cash collateral. The DIP Facilities contain other events of default customary for debtor-in-possession financings. An event of default under the DIP Facilities would give the DIP lenders the right to terminate their lending commitments, declare all loans, all interest thereon and all other obligations under the DIP Facilities due and payable and exercise other remedies available to them under the DIP Facilities.
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
The DIP Facilities include financial covenants applicable to Patriot and its subsidiaries, including compliance with requirements relating to minimum consolidated EBITDA, maximum capital expenditures and minimum liquidity. At September 30, 2012, we were in compliance with these financial covenants. Based on continued declines in metallurgical coal demand and prices experienced in the third quarter of 2012 and the related effect on our current internal financial forecasts, we believe there is a substantial likelihood that we may not comply with the minimum consolidated EBITDA financial covenant beginning in the second quarter of 2013. Our financial forecasts are subject to significant variation due to the volatility in the coal markets, including demand and prices for our products, and uncertainties surrounding our restructuring initiatives, so our compliance with the minimum consolidated EBITDA financial covenant remains subject to market conditions and our ability to improve financial performance. Failure to comply with our financial covenants would be an event of default under the terms of our DIP Facilities. If an event of default occurs, we would need to negotiate an amendment or waiver from the lenders; however, there can be no assurances that we would be able to obtain such an amendment or waiver in the future.
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
The pursuit of the Bankruptcy Case and related litigation has occupied and will continue to occupy a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.
A long period of operating under Chapter 11 could adversely affect our business and results of operations. While the Bankruptcy Case continues, our senior management will be required to spend a significant amount of time and effort focusing on the Bankruptcy Case. This diversion of attention from other matters may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Bankruptcy Case is protracted.
If venue is transferred from the U.S. Bankruptcy Court for the Southern District of New York, it may take us longer to complete the bankruptcy process.
On July 18, 2012 and August 7, 2012, respectively, the UMWA and several surety companies filed motions requesting that the venue for our Chapter 11 filing be transferred to the U.S. Bankruptcy Court for the Southern District of West Virginia. The U.S. Trustee also filed a motion arguing that the venue should be transferred from the Southern District of New York to another district. If one of these motions is successful, the process of transferring venue may increase the amount of time necessary for us to exit the bankruptcy process, prolonging our exposure to the risks and uncertainties of bankruptcy proceedings as well as increasing our professional fees related to the process of reorganizing. See our other risk factors relating to bankruptcy in this Form 10-Q.
We may experience increased levels of employee attrition.
During the pendency of the Bankruptcy Case, we may experience increased levels of employee attrition, and our employees are facing considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer and supplier expectations, thereby adversely affecting our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Bankruptcy Case is limited during the Bankruptcy Case by restrictions on implementation of retention programs and the uncertain value of our equity compensation. The failure to retain or attract members of our senior management team or key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.
If we are not be able to obtain confirmation of our plan of reorganization or if sufficient debtor-in-possession financing is not available, we could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.
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
The DIP Facilities provide for (a) the First Out Revolving Credit Loan in an amount not to exceed $125.0 million, (b) the First Out Term Loan in the amount of $375.0 million, and (c) the Second Out Facility, in respect of pre-petition letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same, issued in the aggregate amount of approximately $302.0 million as of July 9, 2012. There can be no assurance that the amounts of cash from operations together with amounts available under the DIP Facilities will be sufficient to fund operations. In the event that cash flows and borrowings under the DIP Facilities are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms. Failure to secure any necessary additional financing would have a material adverse effect on our operations and ability to continue as a going concern.
We have not made any final determinations with respect to reorganizing our capital structure, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.
Any reorganization of our capital structure that we may engage in may include exchanges of new debt or equity securities for our existing debt and equity securities, and such new debt or equity securities may be issued at different interest rates, payment schedules, and maturities than our existing debt and equity securities. We may also modify our existing debt or equity securities to the same effect. Such exchanges or modifications are inherently complex to implement. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, and there can be no guarantee of success. If such exchanges or modifications are successful, the existing holders of common stock may find that their holdings no longer have any value, are materially reduced in value or are severely diluted. Also, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or receive debt with a principal amount that is less than the outstanding principal amount, longer maturities, and reduced interest rates. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. Also, if the existing debt or equity security holders are adversely affected by a reorganization, it may adversely affect Patriot's ability to issue new debt or equity in the future.
Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers' confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees; and (v) the overall strength and stability of general economic conditions of the financial and coal industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.
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
Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the DIP Facilities limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

•	sell assets outside the normal course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that might be in our interests.

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
Under the 2011 NBCWA, new inexperienced miners hired after January 1, 2012 do not participate in the 1974 Plan. Such new hires instead receive a payment of $1.00 per hour worked into the UMWA Cash Deferral Plan, increasing to $1.50 on January 1, 2014. Effective January 1, 2012, employers also pay $1.50 per hour to a new Retiree Bonus Account Trust for the term of the 2011 NBCWA. This Trust will make a payment to pensioners in November of 2014, 2015 and 2016 in the amount of $580 for most retirees and $455 for disabled retirees. This payment was also made in November 2011. If Trust funding is not sufficient to make these annual bonus payments, employers will pay the difference directly to their retirees.
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
Contributions to these funds could increase as a result of future collective bargaining with the UMWA, a shrinking contribution base as a result of the insolvency of other coal companies who currently contribute to these funds, lower than expected returns on pension fund assets or other funding deficiencies. Even with these increased rates, the difficult equity markets over recent years have resulted in materially underfunded multi-employer pension funds and any new rates assigned may be higher than the current rate as this deficit is addressed. In fact, as of May 25, 2012, one of these funds, the 1974 Plan, adopted a funding improvement plan under which the contribution rate is scheduled to increase in stages, beginning in 2017, from the current $5.50 per hour to a minimum of $12.50 per hour in 2017 up to a maximum potential rate of $26.50 per hour as early as 2022.
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

Item 4.	Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 of this report.

Item 5.     Other Information
Effective September 19, 2012, in light of former service to Peabody Energy Corporation (Peabody) and in order to avoid any conflicts of interest, Irl F. Engelhardt, Chairman and Chief Executive Officer, and B. R. Brown, a member of the Board of Directors, requested and the Company determined that they should be recused from any discussion, deliberation or decision concerning any matter related to Peabody. The Company implemented a policy prohibiting any oral or written communication with Messrs. Engelhardt or Brown about any matter regarding Peabody. Bennett K. Hatfield, the Company's President and Chief Operating Officer, was appointed to review and approve any matters related to Peabody or elevate such matters to the Board of Directors as appropriate.
As disclosed in our Form 8-K filed on October 29, 2012, effective October 23, 2012, Patriot's Board of Directors named Bennett K. Hatfield as the Company's President and Chief Executive Officer and also appointed him to the Board of Directors . Mr. Hatfield previously held the position of President and Chief Operating Officer of the Company. He succeeded Irl F. Engelhardt, who stepped down from his duties as the Company's Chairman, Chief Executive Officer and member of the Board of Directors. Michael M. Scharf, who previously served as the independent Lead Director of the Board, was named non-executive Chairman of the Board of Directors.
As disclosed in our Form 8-K filed on September 25, 2012, effective September 21, 2012, Patriot's Board of Directors appointed John E. Lushefski, a member of the Board of Directors, to serve as Senior Vice President & Chief Financial Officer and Principal Accounting Officer. Mr. Lushefski resigned from the Board of Directors upon his appointment. Mr. Lushefski succeeded Mark N. Schroeder, who was named the Company's Senior Vice President of Financial Planning. As disclosed in our Form 8-K filed on October 29, 2012, Mr. Schroeder resigned from Patriot effective November 2, 2012.

Item 6.	Exhibits.
See Exhibit Index on the last page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION

Date:	October 30, 2012	By:	/s/ JOHN E. LUSHEFSKI
John E. Lushefski Senior Vice President & Chief Financial Officer (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
10.1
Superpriority Secured Debtor-in-Possession Revolving and Term Loan Credit Agreement dated July 9, 2012 among Patriot Coal Corporation, certain subsidiaries of Patriot Coal Corporation designated therein as guarantors, Citibank, N.A. as Administrative Agent, Citicorp North America, Inc., Barclays Bank PLC, New York Branch and Bank of America, N.A. as L/C Issuers and certain other lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on July 13, 2012.)

10.2
Amended and Restated Superpriority Secured Debtor-in-Possession Credit Agreement dated July 11, 2012 among Patriot Coal Corporation, Bank of America, N.A., as Administrative Agent and L/C Issuer and certain other lenders party thereto. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed on July 13, 2012.)

10.3
Amended and Restated Guarantee dated July 11, 2012 made by Patriot Coal Corporation and certain subsidiaries of Patriot Coal Corporation designated therein as guarantors in favor of Bank of America, N.A. as Administrative Agent for the Lenders under the Amended and Restated Superpriority Secured Debtor-In-Possession Credit Agreement. (Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed on July 13, 2012.)

10.4
Debtor-In-Possession Pledge and Security and Intercreditor Agreement dated July 11, 2012 among Patriot Coal Corporation, certain subsidiaries of Patriot Coal Corporation, Citibank, N.A. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K, filed on July 13, 2012.)

10.5
Amendment No. 1 dated as of August 7, 2012 to the Superpriority Secured Debtor-in-Possession Credit Agreement dated July 9, 2012 among Patriot Coal Corporation, certain subsidiaries of Patriot Coal Corporation designated therein as guarantors, Citibank, N.A., as Administrative Agent, Citicorp North America, Inc., Barclays Bank PLC, New York Branch and Bank of America, N.A., as L/C Issuers, and certain other lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on August 13, 2012.)

10.6*	Engagement Letter by and between Patriot Coal Corporation and AP Services, LLC, dated July 9, 2012.

10.7*	First Amendment to engagement agreement by and between Patriot Coal Corporation and AP Services, LLC, dated July 17, 2012.

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

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation's Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation's Chief Financial Officer.

Exhibit No.	Description of Exhibit
95.1*	Mine Safety Disclosure Exhibit

101**
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011, (iii) the Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (iv) the Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and (v) the Notes to Unaudited Consolidated Financial Statements.

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