Form 10-K/A
period 2012-12-31
Patriot Coal CORP
filed 2013-04-30
CIK 1376812

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

Number of shares outstanding of each of the Registrant’s classes of Common Stock, as of April 25, 2013: Common Stock, par value $0.01 per share, 92,398,668 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that was filed with the Securities and Exchange Commission (“SEC”) on February 22, 2013 (the “Form 10-K”). We are filing this Amendment to provide the information required by Part III of our Form 10-K. The Amendment also updates the information on the cover page of the Form 10-K with respect to the Company’s outstanding common stock registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Form 10-K continues to speak as of the date of the Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update in any way the disclosures contained in the Form 10-K.

On July 9, 2012, Patriot Coal Corporation (“Patriot” or the “Company”) and substantially all of its subsidiaries filed for protection under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the Bankruptcy Court for the Southern District of New York. On November 27, 2012, the Bankruptcy Court for the Southern District of New York ordered that the bankruptcy cases be transferred to the Bankruptcy Court for the Eastern District of Missouri, and on December 19, 2012, the Bankruptcy Court for the Southern District of New York entered an order transferring the bankruptcy cases to the Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Court”), effective as of that date.

Unless otherwise indicated, any descriptions of executory contracts in this Amendment do not give effect to the Chapter 11 filing and must be read in conjunction with, and are qualified by, any applicable provisions under the Bankruptcy Code.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

J. JOE ADORJAN, age 74, has been a director of the Company since November 2007. Mr. Adorjan is currently Chairman of Adven Capital, a private equity firm, and Chairman of Bates Sales Company, a distributor of industrial power transmission equipment and parts. He has served in these positions since February 2001. From 1995 through December 2000, Mr. Adorjan served as Chairman and Chief Executive Officer of Borg-Warner Security Corporation, a provider of security services. Prior to joining Borg-Warner, Mr. Adorjan served in a number of senior executive capacities with Emerson Electric Co. and ESCO Electronics Corporation, an independent New York Stock Exchange-listed (the “NYSE”) corporation that was formed in 1990 in connection with the spin-off of Emerson’s government and defense business. He was Chairman and Chief Executive Officer of ESCO from 1990 to 1992. Mr. Adorjan originally joined Emerson in 1968 and served in a number of senior executive capacities, including Executive Vice President of Finance, International, Technology and Corporate Development.

Mr. Adorjan has a Bachelor’s and Master’s degree in Economics from Saint Louis University. Mr. Adorjan serves on the board of trustees of Saint Louis University and Ranken Technical College and is Chairman of The Hungarian-Missouri Educational Partnership. Mr. Adorjan previously served as a director of Rexel Corporation (2008-2011) and Thermadyne Holdings Corporation (2005-2010) where he served as lead director and as a member of the audit and compensation committees.

We believe Mr. Adorjan’s qualifications to sit on our Board of Directors (the “Board”) include his experience as an executive leader of complex organizations and experience as a director of other companies.

B. R. BROWN, age 80, has been a director of the Company since October 2007. Mr. Brown is the retired Chairman, President and Chief Executive Officer of CONSOL Energy, Inc., a domestic coal and gas producer and energy services provider. He served as Chairman, President and Chief Executive Officer of CONSOL and predecessor companies from 1978 to 1998. He also served as a Senior Vice President of E.I. du Pont de Nemours & Co., CONSOL’s controlling stockholder, from 1981 to 1991. Before joining CONSOL, Mr. Brown was a Senior Vice President at Conoco. From 1990 to 1995, he also was President and Chief Executive Officer of Remington Arms Company, Inc.

Mr. Brown has a Bachelor’s degree in Economics from the University of Arkansas. Mr. Brown is currently a director of Delta Trust & Bank and Remington Arms Company, Inc. and its parent, Freedom Group, Inc. He has previously served as a director and Chairman of the Bituminous Coal Operators’ Association Negotiating Committee, Chairman of the National Mining Association (“NMA”) and Chairman of the Coal Industry Advisory Board of the International Energy Agency. Mr. Brown was a director of Peabody Energy Corporation (“Peabody”) from December 2003 until October 2007, when he resigned to join the Board.

We believe Mr. Brown’s qualifications to sit on the Board include his experience in the coal industry, his executive leadership of complex organizations and his experience as a director of other companies.

BENNETT K. HATFIELD, age 56, has been a director of the Company since October 2012. Mr. Hatfield has served as President and Chief Executive Officer (“CEO”) of the Company since October 2012. Mr. Hatfield previously served as President and Chief Operating Officer of the Company from May 2012 through October 2012. From September 2011 through May 2012, Mr. Hatfield served as Executive Vice President and Chief Operating Officer of the Company. Prior to joining the Company, Mr. Hatfield served as President, Chief Executive Officer and director of International Coal Group, Inc. from March 2005 until the company was sold in June 2011. Mr. Hatfield previously served as President, Eastern Operations of Arch Coal, Inc. (“Arch”) from March 2003 through March 2005, and Executive Vice President & Chief Commercial Officer of Coastal Coal Company from December 2001 through February 2003. Mr. Hatfield joined Massey Energy Company in 1979, where he served in a number of management roles, most recently as Executive Vice President and Chief Operating Officer from June 1998 through December 2001.

Mr. Hatfield is a board member of the West Virginia Coal Association and the NMA. Mr. Hatfield is a Licensed Professional Engineer with a Bachelor of Science degree in mining engineering from Virginia Polytechnic Institute and State University.

We believe Mr. Hatfield’s qualifications to sit on the Board include his more than thirty years of experience in the coal industry, his leadership and knowledge of the Company, as well as his extensive management experience.

MICHAEL P. JOHNSON, age 65, has been a director of the Company since July 2008. Mr. Johnson has been the President & Chief Executive Officer of J&A Group, a business consulting and investment company, since 2008. He previously served as Senior Vice President and Chief Administrative Officer of The Williams Companies, Inc., a NYSE-listed natural gas producer, processor and transporter, from 1998 to 2008.

Mr. Johnson holds a Bachelor’s degree from North Carolina Central University and is a graduate of the Advanced Executive Program at the Kellogg School of Business at Northwestern University. Mr. Johnson currently serves as a director of QuikTrip Corporation, Buffalo Wild Wings Inc. and CenterPoint Energy, Inc. Mr. Johnson also serves on the boards of Phillips Theological Seminary, the Tulsa Community Foundation and other charitable organizations.

We believe Mr. Johnson’s qualifications to sit on the Board include his management experience in the energy industry and his experience with business and commercial strategy development, information technology and human resources functions.

JANIECE M. LONGORIA, age 59, has been a director of the Company since January 2011. Ms. Longoria has been a partner in the law firm of Ogden, Gibson, Broocks, Longoria & Hall L.L.P. in Houston, Texas since 1997.

Ms. Longoria has a Bachelor’s degree and a Juris Doctorate degree from the University of Texas. Ms. Longoria currently serves as a commissioner of the Port of Houston Authority and serves as a director of CenterPoint Energy, Inc. She previously served as Treasurer and a director of the Houston Convention Center Hotel Corporation (1999-2004) and as a member of The University of Texas System Board of Regents.

We believe Ms. Longoria’s qualifications to sit on the Board include her significant legal experience and background as well as her experience as a director of other institutions.

MICHAEL M. SCHARF, age 65, has been a director of the Company since November 2007 and Chairman of the Board since October 2012. Mr. Scharf also served as Lead Independent Director of the Board from May 2012 to October 2012. Mr. Scharf served as Executive Director, Global Financial Services for Bunge Limited, a global agribusiness and food company (“Bunge”) from January 2010 to July 2011. Previously he was Senior Vice President and Chief Financial Officer of Bunge North America and served in that position from 1990 through 2009. He also served as Bunge’s representative on the board of that company’s biofuels joint ventures. He was previously Senior Vice President and Chief Financial Officer of Peabody Holding Company, Inc. from 1978 to 1990 and Tax Manager at Arthur Andersen & Co. from 1969 to 1978.

Mr. Scharf has a Bachelor’s degree in Accounting from Wheeling Jesuit University and is a certified public accountant. Mr. Scharf currently serves as a director of Renewable Energy Group, Inc.

We believe Mr. Scharf’s qualifications to sit on the Board include his management experience with global companies, his financial expertise and his coal industry experience.

ROBERT O. VIETS, age 69, has been a director of the Company since November 2007. Mr. Viets is the former President, Chief Executive Officer and director of CILCORP, Inc., a NYSE-listed holding company which owned a regulated electric and natural gas utility (CILCO) in central Illinois. Mr. Viets served in this capacity from 1988 until 1999, when CILCORP was acquired by AES Corporation. He also served as Chief Financial Officer during his 26-year career at CILCORP. Prior to joining CILCORP, Mr. Viets was an auditor with Arthur Andersen & Co. Following his career at CILCORP, Mr. Viets has provided consulting services to regulated energy and communication businesses.

Mr. Viets has a Bachelor’s degree in Economics from Washburn University (Topeka) and a Juris Doctorate degree from Washington University School of Law. He is also a certified public accountant. He has served as a director of, among other companies, RLI Corp., a specialty property and casualty insurer (1993-present), Consumers Water Company, a Maine-based regulated water utility (1996-1998) and Philadelphia Suburban Corp., now Aqua America, Inc. (1998-2001), including serving as a member of the audit committees at RLI Corp. and Philadelphia Suburban Corp.

We believe Mr. Viets’ qualifications to sit on the Board include his experience with electric and gas utilities, his executive leadership of significant organizations and his financial expertise.

CORPORATE GOVERNANCE MATTERS

The Company’s key governance practices are outlined in its Corporate Governance Guidelines, committee charters and Code of Business Conduct and Ethics. These documents can be found on the Company’s website (www.patriotcoal.com) by clicking on “Investors,” and then “Corporate Governance,” and are available in print to any stockholder, without charge, upon request. Information on our website is not considered part of this Amendment. The Code of Business Conduct and Ethics applies to the Company’s directors, CEO, Chief Financial Officer (“CFO”), Controller and other Company personnel. Any updates or amendments to the Code of Business Conduct and Ethics, and any waiver that applies to a director or executive officer, will also be posted on the website.

The Nominating & Governance Committee of the Board (the “Nominating & Governance Committee”) is responsible for reviewing the Corporate Governance Guidelines annually and reporting and making recommendations to the Board concerning corporate governance matters.

AUDIT COMMITTEE

The members of the Audit Committee of the Board (the “Audit Committee”) are Messrs. Viets (Chair), Adorjan and Scharf. The Board has affirmatively determined that, in its judgment, all members of the Audit Committee are independent under NYSE and SEC rules. The Board also has determined that each of Messrs. Viets, Adorjan and Scharf is an “audit committee financial expert” under SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers and directors and persons beneficially holding more than 10% of Patriot Common Stock are required under the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership of Company Common Stock with the SEC. The Company files these reports of ownership and changes in ownership on behalf of its executive officers and directors. To the best of the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2012, filings with the SEC and written representations from certain reporting persons that no additional reports were required, all required reports were timely filed, except that Mr. Brown inadvertently filed a late Form 4 on December 19, 2012 reporting the sale of Patriot Common Stock on December 12, 2012.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion provides the framework and analysis of the material elements and objectives of the executive compensation program at Patriot.

Named Executive Officers for 2012

Our named executive officers for 2012 include the following current executive officers:

Bennett K. Hatfield	President, Chief Executive Officer and Director
John E. Lushefski	Senior Vice President & Chief Financial Officer and Former Director
Charles A. Ebetino, Jr.	Senior Vice President, Global Strategy & Corporate Development
Robert W. Bennett	Senior Vice President & Chief Marketing Officer
Joseph W. Bean	Senior Vice President, Law & Administration and General Counsel

In addition, our named executive officers for 2012 include the following former executive officers:

Richard M. Whiting	Former President & Chief Executive Officer and Former Director
Irl F. Engelhardt	Former Chief Executive Officer and Former Chairman of the Board
Mark N. Schroeder	Former Senior Vice President & Chief Financial Officer and Former Senior Vice President of Financial Planning

Executive Summary: Chapter 11 Filing and Executive Compensation in 2012

On July 9, 2012, the Company and substantially all of its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code. Upon Patriot’s Chapter 11 filing, certain incentive programs and certain other aspects of Patriot’s executive compensation program became subject to bankruptcy court approval.

During 2012, the Company’s named executive officers provided significant leadership in stabilizing business operations, obtaining sufficient liquidity to operate the businesses and adjusting to the changes created by the Chapter 11 filing. These leadership efforts included:

•	Securing a $802 million debtor-in-possession credit facility, which provided liquidity necessary to continue operations during the Chapter 11 proceedings;

•	Developing a long-range business plan that incorporates the Company’s Chapter 11 filing and deteriorating coal markets;

•

Initiating various restructuring activities, including closure or idling of certain operations, reduction of environmental and labor-related liabilities and detailed reviews of the Company’s contracts and cost structure; and

•	Achieving record safety results in 2012, marking the sixth consecutive decline in Patriot’s accident rate since becoming a public company.

Our named executive officers, like our employees generally and our shareholders and other stakeholders, have been significantly impacted by the bankruptcy. Since the Chapter 11 filing, our named executive officers (along with other employees) have had their compensation and benefits materially reduced, as follows:

•

Annual incentive awards. The executives received no annual incentive awards for 2012, despite the fact that participants, including the named executive officers, earned awards totaling approximately $3 million under the annual management incentive plan.

•

Equity awards. The executives have received no equity awards since the Chapter 11 filing, and they are expected to realize little or no value from the outstanding equity awards that they previously received. The executives’ stock options are significantly underwater (i.e., the options all had exercise prices that were significantly higher than the $0.07 closing price of Patriot Common Stock on December 31, 2012) and the value of their other awards (restricted stock, restricted stock units and/or deferred stock units) has declined precipitously since their grant dates (to $0.07 for each share of Patriot Common Stock underlying the awards as of December 31, 2012).

Prior to the Chapter 11 filing, other than to satisfy tax withholding obligations upon the vesting of equity awards, only one of the named executive officers ever sold any shares of Patriot Common Stock (i.e., Rule 10b-5 sales totaling 27,143 shares in 2010 and 2011).

Following the Chapter 11 filing, the Company suspended its Long-Term Equity Incentive Plan (the “LTIP”) and anticipates that as part of the bankruptcy process it will terminate the LTIP and cancel outstanding equity awards granted thereunder, and therefore will not grant any new equity awards or issue any shares on settlement or exercise of outstanding equity awards.

•

Deferred compensation. The Supplemental 401(k) Plan was suspended effective December 28, 2012, and an order authorizing Patriot to terminate the plan was granted by the Bankruptcy Court on March 15, 2013. Therefore, the executives are no longer eligible to save for their retirement under our Supplemental 401(k) Plan. In addition, most of their retirement savings previously contributed to the plan are attributable to pre-petition service and therefore will be treated as pre-petition general unsecured claims against the bankruptcy estates of Patriot and its affiliates, subject to compromise.

•

Salaries and other benefits. The executives’ only significant remaining element of compensation is their base salaries, which for Messrs. Lushefski, Ebetino and Bean were frozen for 2012 in spite of the additional demands imposed on them by the bankruptcy process. Although Messrs. Hatfield and Bennett received salary increases in 2012, the compensation of these executives remains well below competitive levels for their positions. Effective March 1, 2013, the salaries of the named executive officers (and all other salaried employees) employed on that date were reduced by 2.5%. In addition, the Company has moved to eliminate retiree healthcare benefits for the named executive officers and all other salaried personnel.

Guiding Principles

Prior to the Chapter 11 Filing

In August 2011, the Compensation Committee of the Board (the “Compensation Committee”) approved the guiding principles set forth below, so as to ensure a common understanding of the Company’s executive compensation program among the Compensation Committee and Patriot management. These principles influenced compensation decisions made by the Compensation Committee prior to the Chapter 11 filing, including with respect to the compensation opportunities awarded to the named executive officers in January 2012.

Guiding Principles (as adopted prior to the Chapter 11 filing):

•

The Company’s compensation programs are designed to drive the Company’s business strategy and objectives and create stockholder value, consistent with an acceptable risk profile and through legal and ethical means. To that end, a significant portion of pay will be incentive compensation, with payouts demonstrably tied to performance and paid only when performance can be reasonably assessed.

•

Total compensation should be attractive to executive officers, affordable to the Company, proportional to the executive officer’s contribution, and fair to stockholders and employees, while providing payouts clearly aligned with actual performance.

•

The Compensation Committee will exercise oversight over the Company’s executive compensation programs and practices. To effectively fulfill this role, the Compensation Committee shall consist of independent members who are experienced and knowledgeable about the Company’s business. The Compensation Committee, in the exercise of its oversight, may choose to seek advice from its independent compensation consultant or other advisors.

•	The Company’s compensation programs and practices will be transparent, understandable and effectively communicated to stockholders.

Since the Chapter 11 Filing

Since the Chapter 11 filing, Patriot has focused on ways to stabilize the business, promote a successful reorganization and preserve jobs by developing a viable business model. Consistent with this focus, Patriot determined to reduce the named executive officers’ compensation and benefits in conjunction with such reductions being sought from all employees. The executives have not and will not receive any annual incentive awards or equity awards during the pendency of the Chapter 11 process, they are no longer eligible to participate in our Supplemental 401(k) Plan and, effective March 1, 2013, their base salaries were reduced by 2.5%.

Roles of the Compensation Committee & the Compensation Consultant

The Compensation Committee is comprised entirely of independent directors and is responsible for the review and approval of the compensation of the Company’s executive officers. The Compensation Committee has overall responsibility for monitoring the performance of the Company’s executive officers and evaluating and approving the Company’s executive compensation plans, policies and programs, including equity compensation, deferred compensation, perquisites, employment agreements, severance arrangements, retirement and other post-employment benefits and change-in-control benefits (in each case, as and when appropriate). In addition, the Compensation Committee oversees the Company’s annual and long-term incentive plans and programs.

The Compensation Committee makes recommendations to the Board regarding the CEO’s compensation, including base salary, annual incentive and long-term incentive compensation and benefits, which recommendations are subject to the approval of the independent members of the Board. The Compensation Committee and the other independent members of the Board also review and approve corporate goals and objectives relevant to such compensation and evaluate the CEO’s performance in light of those goals and objectives.

Under its charter, which can be found on the Company’s website (www.patriotcoal.com), the Compensation Committee has the sole authority to engage the services of outside advisors, experts and others to assist it in fulfilling its duties. The Compensation Committee engaged Towers Watson (referred to herein as the “Consultant”) at the beginning of 2012 to provide compensation consulting advice to the Compensation Committee. The Consultant reports directly to the Compensation Committee, providing the Compensation Committee with advice concerning the types and levels of compensation to be paid to the CEO and the other executive officers of Patriot, including market compensation data on base pay and annual and long-term incentives. In addition, the Consultant analyzed the mix of pay elements, reviewed executive employment agreements and examined and reported on share usage and dilution, incentive and retention plan design and metrics and current executive compensation and regulatory trends that were relevant to Patriot. With the approval of the Compensation Committee, the Consultant also provided certain healthcare consulting services to the Company in 2012.

No member of the Compensation Committee or any of the named executive officers has any affiliation with the Consultant.

A substantial majority (93%) of the Company’s stockholders approved the executive compensation program described in the Company’s proxy statement filed in 2012. Certain elements of that program were not in effect in 2012 because of the Chapter 11 filing.

Benchmarking Process

Prior to the Chapter 11 Filing

Prior to the Chapter 11 filing, the Compensation Committee considered two peer groups, as well as broader market survey data, to compare compensation levels, elements, mix and trends in order to determine whether Patriot’s compensation programs were competitive and appropriate. The survey data was examined in conjunction with the data from both primary and secondary peer groups, with the primary peer group being the principal reference point and the secondary peer group being used to validate data from the primary peer group.

The primary peer group consists of eight publicly-traded coal companies: Alpha Natural Resources, Inc., Arch, Cloud Peak Energy, Inc., CONSOL Energy, Inc., James River Coal Company, Peabody, Walter Energy, Inc. and Westmoreland Coal Company.

Due to the modest size of the primary peer group, the Compensation Committee also analyzed compensation data from a second peer group. This second peer group consists of the companies in the primary peer group, plus eight companies that are similar in size to Patriot (based on revenues) and that have mineral or gas extraction businesses and substantial North American operations. These additional eight companies are: Cimarex Energy Company, Cliffs Natural Resources Inc., Compass Minerals International, Inc., Crosstex Energy, Inc., Martin Marietta Materials, Inc., Minerals Technologies, Inc., Newfield Exploration Company and Vulcan Materials Company.

Because talent for certain key roles at Patriot can be acquired from a broad spectrum of companies, use of broader market surveys was also considered appropriate. The Compensation Committee utilized surveys such as the U.S. Mercer Benchmark Database Executive Survey Report, the Towers Watson Data Services Survey Report on Top Management Compensation and the Towers Watson U.S. Compensation General Industry Executive Database. The data from the published surveys was increased by 3% from the published date of the surveys to the various subsequent dates when the Compensation Committee reviewed the data, reflecting the Consultant’s estimate of the expected pay increases in 2012 for executives in the energy industry, based on a compilation of merit increase surveys.

Since the Chapter 11 Filing

Patriot has not engaged in any benchmarking of executive compensation since the Chapter 11 filing.

Considerations in Determining Compensation for 2012

Prior to the Chapter 11 Filing

Prior to the Chapter 11 filing, the Compensation Committee reviewed and considered the following information in establishing compensation for each named executive officer:

•

Benchmarking data analysis for base salary, annual incentives, total cash compensation (base salary and annual incentives) and total direct compensation (base salary, annual incentives and long-term incentives). This competitive data was reviewed against both the 50th and 75th percentiles.

•	Qualitative factors such as experience, responsibility and performance.

•

Total equity awards granted since starting with Patriot, the current value of all such awards and the total number of Patriot shares owned. This equity award and stock ownership information was used to evaluate the amount of equity awarded to the named executive officers, the current value of such equity awards and the progress toward achieving compliance with Patriot’s stock ownership guidelines.

•	The total value of termination payments potentially payable in certain events.

Overall, the Compensation Committee determined that Patriot’s executive compensation programs, as structured prior to the Chapter 11 filings, were consistent with the Compensation Committee’s executive compensation philosophy and guiding principles.

Since the Chapter 11 Filing

As discussed above, the named executive officers have not and will not receive any annual incentive awards or equity awards during the pendency of the Chapter 11 process, they are no longer eligible to participate in our Supplemental 401(k) Plan and, effective March 1, 2013, their base salaries were reduced by 2.5%. Due to these reductions, Patriot’s current named executive officers’ total cash compensation (salary plus annual incentive opportunity) and total direct compensation (salary plus annual incentive and long term incentive opportunities) rank approximately in the bottom 17th and 1st percentiles, respectively, compared to industry peers.

Employment Agreements and Organizational Changes

Prior to the Chapter 11 Filing

In the years prior to the Chapter 11 filing, Patriot entered into employment agreements with Messrs. Hatfield, Ebetino, Bean, Whiting, Engelhardt and Schroeder. The terms of each of these agreements were structured to attract and retain persons believed to be key to Patriot’s success and to be competitive with compensation practices for executives in similar positions at companies of similar size and complexity.

Effective May 28, 2012, Mr. Whiting left the Company. Mr. Whiting had served as President, CEO and a member of the Board; Mr. Engelhardt, then Chairman of the Board, was appointed by the Board as CEO; and Mr. Hatfield, then Executive Vice President and Chief Operating Officer, was named President and Chief Operating Officer by the Board.

Since the Chapter 11 Filing

Effective September 21, 2012, Mr. Schroeder resigned from his position as Senior Vice President & CFO and assumed the new position of Senior Vice President of Financial Planning; and John E. Lushefski resigned from the Board and was appointed by the Board as Senior Vice President & CFO.

Effective October 23, 2012, Mr. Engelhardt resigned as CEO and Chairman of the Board; Mr. Hatfield was appointed President and CEO by the Board and was also appointed to serve on the Board; and Mr. Scharf was appointed Chairman of the Board.

Mr. Schroeder resigned as Senior Vice President of Financial Planning on November 2, 2012.

On January 11, 2013, the Bankruptcy Court entered an order approving Patriot’s rejection of its employment agreements (including the Company’s severance obligations thereunder) with Messrs. Whiting, Engelhardt and Schroeder.

Annual Base Salary

As noted above, annual base salary represents the primary component of compensation awarded to the named executive officers during the Chapter 11 proceedings. For the named executive officers, the Compensation Committee has historically awarded base salary increases (if any) after reviewing the Company’s performance, individual performance and competitive market compensation. The salaries of the named executive officers currently employed by Patriot (along with those of salaried employees generally) were decreased by 2.5% effective March 1, 2013.

Mr. Hatfield’s annual salary was increased from $600,000 to $675,000, effective May 28, 2012, and to $725,000, effective October 23, 2012, in connection with his promotions to the positions of President and Chief Operating Officer and President and CEO, respectively. These increases reflect the Compensation Committee’s determination of market pay for each of his two new positions, taking into account his experience, contributions and importance to Patriot. Mr. Hatfield’s current annual salary is $706,875, which reflects the 2.5% decrease for salaried employees effective March 1, 2013.

Mr. Bennett’s annual salary was increased from $396,550 to $435,800, effective September 1, 2012. This increase was made to recognize the importance of his position of Senior Vice President & Chief Marketing Officer and the contributions he is making to maintain Patriot’s customer relationships. Mr. Bennett’s current annual salary is $424,905, which reflects the 2.5% decrease for salaried employees effective March 1, 2013.

As of March 1, 2013, the annual salaries of the other named executive officers who are currently employed by Patriot were as follows: Mr. Lushefski – $560,625; Mr. Ebetino – $527,231; and Mr. Bean – $365,547. The salaries for these executives remained unchanged throughout 2012.

The 2012 annual salaries of the named executive officers no longer employed by the Company were as follows: Mr. Whiting – $805,000; Mr. Engelhardt – $725,000; and Mr. Schroeder – $486,675.

For the actual amounts of salary that the executives received in 2012, see the “Salary” column of the 2012 Summary Compensation Table below.

Prior to becoming executives, Messrs. Engelhardt and Lushefski also received customary director fees and deferred stock units for their service as directors in 2012.

The Compensation Committee will continue to review the base salaries of the named executive officers at least annually and may adjust such salaries to ensure that they are appropriate in the context of a Chapter 11 proceeding or competitive with those of peer executives at peer companies. Any future salary adjustments may also be based on factors such as an assessment of performance, experience, promotions and changes in level of responsibility, as well as the status of the Chapter 11 proceedings.

Annual Management Incentive Plan

Patriot’s named executive officers and other designated key employees have historically participated in an annual incentive compensation plan. In general, Patriot’s annual incentive plan provided opportunities to earn annual cash incentive payments tied to the successful achievement of pre-established company and individual objectives that supported Patriot’s business strategy.

After the Chapter 11 filing, the annual incentive plan for 2012 was effectively terminated, as Patriot elected not to seek bankruptcy court approval for the plan. As a result, the named executive officers and other participants in the plan received no annual incentive awards for 2012, despite the fact that participants, including the named executive officers, earned awards totaling approximately $3 million under the plan.

Under the historical plan, the named executive officers were assigned threshold, target and maximum incentive payouts. If Patriot’s performance as measured against specified financial, safety and environmental objectives did not meet the threshold level established by the Compensation Committee, no incentive award would be earned with respect to those objectives. The incentive award that could be earned equaled 50% of the target payout at threshold levels and was capped at 175% to 200% of the target payout (depending upon the named executive officer) for performance at or above maximum levels. The target payouts for the named executive officers were established considering the importance of the objectives to Patriot’s strategy and through an analysis of compensation for comparable positions at Patriot’s peer companies in order to provide a competitive level of compensation for achieving the applicable performance objectives.

2012 Annual Incentive Measures and Payouts

At the beginning of 2012, the Compensation Committee set the annual incentive plan metrics listed below. As noted above, the plan was terminated following the Chapter 11 filing and no payments were made under the plan for 2012, although certain plan metrics were satisfied.

•	50% financial performance

•

40% of the award was based on achieving certain levels of adjusted earnings before interest, income taxes, depletion, depreciation, amortization and certain other items, or Adjusted EBITDA (see footnote 1 to the table below).

•	10% of the award was based on achieving certain levels of free cash flow.

•	5% safety performance

•	Based on the achievement of the Company’s overall budgeted safety incidence rate.

•	5% Mine Safety & Health Administration (MSHA) compliance rate

•	Based on the number of violations per inspection day (VPID).

•	5% environmental

•	Based on the Company’s overall environmental incidence rate under the Surface Mine Control and Reclamation Act, expressed in terms of VPID.

•	35% individual objectives

•	Based on the achievement of individual objectives aligned with key strategic areas of importance to the Company established at the beginning of 2012.

The chart below sets forth relevant performance objectives for each metric for 2012 (excluding individual performance).

	Threshold	Target	Maximum
Adjusted EBITDA ($ in Millions) (1)	$119.0	$170.0	$187.0
Free Cash Flow ($ in Millions)	$(55.0)	$(25.0)	$5.0
Environmental	0.0102	0.0085	0.0068
Safety	3.28	2.98	2.68
MSHA	0.95	0.87	0.79

(1)	A reconciliation of 2012 Adjusted EBITDA to GAAP financial measures is set forth on page F-50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Prior to the Chapter 11 filing, the named executive officers’ threshold, target and maximum incentive opportunities for 2012, as a percentage of their salaries, based on achievement of relevant Patriot performance objectives, were as follows:

Named executive officers presently employed by Patriot:

Name	Target Opportunity as a % of Salary	Opportunity Range as a % of Salary	Base Salary ($)	Target Opportunity ($)	Maximum Opportunity ($)	Actual Award ($)
Bennett K. Hatfield	100%	0-200%	725,000	725,000	1,450,000	—
John E. Lushefski (1)	100%	0-200%	575,000	575,000	1,150,000	—
Charles A. Ebetino, Jr.	100%	0-175%	540,750	540,750	946,313	—
Robert W. Bennett	80%	0-140%	435,800	348,640	610,120	—
Joseph W. Bean	80%	0-140%	374,920	299,936	524,888	—

(1)	Any award Mr. Lushefski would have earned was to be prorated based on 2012 service as Senior Vice President & CFO.

Named executive officers formerly employed by Patriot:

Name	Target Opportunity as a % of Salary	Opportunity Range as a % of Salary	Base Salary ($)	Target Opportunity ($)	Maximum Opportunity ($)	Actual Award ($)
Richard M. Whiting	100%	0-200%	805,000	805,000	1,610,000	—
Irl F. Engelhardt	100%	0-200%	725,000	725,000	1,450,000	—
Mark N. Schroeder	80%	0-140%	486,675	389,340	681,345	—

Clawback Policy

On January 27, 2010, the Compensation Committee adopted a policy authorizing Patriot to recover cash bonuses paid to executive officers under certain circumstances. The policy provides that if Patriot restates its financial results under the U.S. securities laws as a result of deliberate misconduct or fraud by an executive officer, then to the extent permitted under applicable law, Patriot will be entitled to recover any cash bonus paid to that executive officer that (i) was paid in the 12 months prior to the first filing of the restated financial results, and (ii) was higher than it would have been had the original financial statements not been affected by the misconduct or fraud. The policy authorizes the Board to exercise its business judgment to determine the appropriate amount and most cost-effective method of any such recovery, including direct repayment of the cash bonus by the executive officer, or an offset against other amounts owed to or to be paid to the executive officer by Patriot.

Long-Term Incentives

In 2007, in connection with Patriot’s spin-off from Peabody, the Board adopted the LTIP, which was approved by Patriot’s sole stockholder at that time. In 2009, the Company’s stockholders approved the LTIP. Awards under the LTIP have historically provided opportunities for the named executive officers and other key employees to earn equity awards based upon successful achievement of pre-established long-term (i.e., greater than one-year) objectives, increases in Patriot’s stock price, continued service with Patriot or any combination of these factors.

Following the Chapter 11 filing, the Company suspended the LTIP and anticipates that as part of the bankruptcy process it will terminate the LTIP and cancel outstanding equity awards granted thereunder, and therefore will not grant any new equity awards or issue any shares on settlement or exercise of outstanding equity awards. Since the Chapter 11 filing, the executives have received no LTIP awards, and they are expected to realize little or no value from the outstanding LTIP awards that they previously received. The executives’ stock options are significantly underwater and the value of their other awards (restricted stock, restricted stock units and/or deferred stock units) has declined precipitously since their grant dates (to $0.07 for each share of Patriot Common Stock underlying the awards as of December 31, 2012).

Prior to the Chapter 11 filing, other than to satisfy tax withholding obligations upon the vesting of equity awards, only one of the named executive officers ever sold any shares of Patriot Common Stock (i.e., Rule 10b-5 sales totaling 27,143 shares in 2010 and 2011).

Pre-Chapter 11 Filing Policy on Grant of Equity-Based Compensation

In January 2008, the Compensation Committee approved a general policy for granting equity-based compensation (the “Regular Grant Policy”), which was subject to modification from time to time as deemed appropriate by the Compensation Committee. The Compensation Committee historically granted equity-based compensation to attract, motivate, compensate and retain executive officers and other key employees and to align their interests with the interests of stockholders. The timing of grants of equity-based compensation was designed to achieve these purposes. The following describes the pre-Chapter 11 filing process for making equity-based compensation grants, as set forth in the Regular Grant Policy.

At the regularly scheduled meeting of the Compensation Committee held in December of each year, the Compensation Committee reviewed the performance of the Company and its executive officers during the fiscal year. Based upon that review and such other factors as the Compensation Committee determined relevant, including analyses provided by the Consultant, the Compensation Committee granted equity-based compensation to executive officers and other eligible employees by approving either (i) the terms of specific grants or (ii) a specific formula for determination of the terms of the grants. Under the Regular Grant Policy, such grants were made effective the first business day in January of the following year and determined based on the closing price of Patriot Common Stock as reported on the NYSE on such day or the last preceding day on which a sale was reported (the “fair market value”).

The Compensation Committee approved all grants of equity-based compensation to eligible newly-hired or promoted employees, or made under or in connection with retention agreements or for other valid business purposes. Such grants were approved at a regular or special meeting of the Compensation Committee that occurred on or prior to the date on which the award was considered to be granted.

All stock options were granted at an option price not less than the fair market value of the stock on the grant date. The grant date of any award was the date of the meeting of the Compensation Committee approving the grant or any later grant date approved by the Compensation Committee.

Extended Long-Term Incentive Awards

At the time of the spin-off from Peabody, a one-time long-term incentive award (the “Extended Long-Term Incentive Award”) intended to promote long-term employee retention and achievement of certain financial objectives was made to Messrs. Whiting, Schroeder, Bean and Ebetino, as well as other key employees. Upon joining the Company in July 2008, Mr. Bennett received an Extended Long-Term Incentive Award subject to the same terms and conditions as the awards made to the other named executive officers at the time of the spin-off. Messrs. Hatfield, Engelhardt and Lushefski did not participate in the Extended Long-Term Incentive Award Program. Other than in the event of death, disability or a change of control of Patriot, the service condition of the Extended Long-Term Incentive Awards was not scheduled to be met prior to November 1, 2012. In addition, the performance condition of the awards was scheduled to be met only if certain performance metrics were achieved. The awards were subject to forfeiture in the event of termination of employment for any reason prior to vesting. These vesting schedules were designed to reinforce the recipients’ long-term commitment to Patriot.

As a result of the Chapter 11 filing, the Company suspended the Extended Long-Term Incentive Award Program, and no shares were issued under the awards on the scheduled vesting date of November 1, 2012.

Annual Long-Term Incentive Awards

Prior to the Chapter 11 filing, through Patriot’s annual long-term incentive awards, a competitive long-term incentive opportunity was available to each of Patriot’s named executive officers and certain other key employees. The timing, form and amount of such awards were largely determined by the named executive officer’s employment agreement, if applicable, peer group analysis and a comparison of such awards to the awards of the other named executive officers.

Certain of the named executive officers received annual long-term incentive awards each January with a value at least equal to the percentage of their base salaries set forth below. Awards in these percentages were made in January 2012 to the individuals who were named executive officers at the time, as listed below. Other than for increases due to promotions, these percentages were unchanged since 2009.

Named executive officers presently employed by Patriot (1):

Name	As a% of Salary
Bennett K. Hatfield (2)	200%
Charles A. Ebetino, Jr.	175%
Robert W. Bennett	100%
Joseph W. Bean	100%

(1)	As Mr. Lushefski joined the Company subsequent to the Chapter 11 filing and the suspension of the LTIP, he was never eligible to receive an annual long-term incentive award in 2012.
(2)	Mr. Hatfield’s percentage was increased to 300% upon his promotion to President in May 2012 to reflect the Compensation Committee’s determination of market long-term incentive opportunity.

Named executive officers formerly employed by Patriot (1):

Name	As a% of Salary
Richard M. Whiting (2)	250%
Mark N. Schroeder	150%

(1)	Mr. Engelhardt’s employment agreement, effective May 28, 2012, provides for the right to receive an annual long-term incentive award equal to up to 200% of his base salary. Due to the suspension of the LTIP, he never received this award.
(2)	In January 2012, the Compensation Committee increased the value of Mr. Whiting’s annual long-term incentive award by $200,000 so that his overall total compensation was more consistent with the median total pay of the chief executive officers of the primary peer group. This was a discretionary rather than a permanent adjustment to his annual long-term incentive award and consisted strictly of performance-based restricted stock units.

In order to maintain the emphasis on performance-based pay, the Compensation Committee, as it had done in prior years, adopted a balanced, performance-oriented approach when granting annual long-term incentive awards to the named executive officers. On January 3, 2012, each of Messrs. Whiting, Hatfield, Schroeder, Ebetino, Bennett, and Bean received an annual equity award comprised of:

•

Non-qualified stock options (33.3% of the value of the annual equity award), which are scheduled to vest in three equal installments on January 3 of each of 2013, 2014 and 2015. These options are significantly underwater and, due to the Chapter 11 filing, the Company has determined not to honor any option exercises.

•

Restricted stock (33.3% of the value of the annual equity award), which is scheduled to vest in three equal installments on January 3 of each of 2013, 2014 and 2015. The value of these shares of restricted stock has declined from $9.13 per share as of the grant date to $0.07 per share as of December 31, 2012.

•

Performance-based restricted stock units (33.3% of the value of the annual equity award). These awards are scheduled to vest based on the Company’s achieving a specified relative total stockholder return (“TSR”) goal. TSR is defined as the compound growth rate in the value of a share of Company Common Stock due to stock appreciation and dividends, assuming dividends are reinvested in Company Common Stock. The Company’s TSR is compared to the TSR of the primary peer group (as constituted on January 3, 2012, but subject to the deletion of any company that is acquired by, or merged into, any other company) over a three-year performance period ending December 31, 2014, as shown in the table below. The Company has suspended these awards and expects that the Company’s plan of reorganization will void any shares that otherwise would be paid out for the 2012-2014 cycle.

TSR Performance Levels	Company TSR Relative to TSR of Peer Companies	TSR Multiplier*
Maximum Performance Percentile	75th Percentile and Above	2.0
Target Performance Percentile	55th Percentile	1.0
Threshold Performance Percentile	35th Percentile	0.5
Below Threshold Performance Percentile	Below 35th Percentile	—

*	The TSR Multiplier is used to determine the actual number of shares the executive receives upon vesting. For example, if the TSR Multiplier is 2.0, upon vesting the executive would receive two times the amount of the target award. The TSR Multiplier for actual results between threshold and target and between target and maximum performance is interpolated on a straight-line basis. Notwithstanding the foregoing, the TSR Multiplier may be adjusted upward or downward in certain cases.

Each type of long-term incentive award was intended to promote executive officer retention, align executive officer and stockholder interests, provide executive officers with stock ownership in Patriot and motivate executive officers to increase the price of Patriot Common Stock.

As discussed above in connection with the Compensation Committee’s decision to emphasize performance-based pay, on January 3, 2010, the Compensation Committee made the second in a series of performance share grants covering a three-year performance cycle. The second cycle was for 36 months, beginning on January 3, 2010. Performance was to be measured based on the Company achieving specified levels of TSR compared to the then primary peer group. That cycle was to end on December 31, 2012, but the Company has suspended these awards and no shares were issued with respect to the awards.

In addition to the above annual long-term incentive awards, Mr. Engelhardt received 100,000 restricted stock units upon being named CEO in May 2012, which were scheduled to vest in one-third increments on May 28 of each of 2013, 2014 and 2015. Mr. Engelhardt forfeited these shares upon his resignation as CEO in October 2012. Mr. Hatfield received 281,250 restricted stock units upon being named President and Chief Operating Officer in May 2012, which are subject to the same vesting schedule as applied to Mr. Engelhardt’s restricted stock units. As with other awards granted to the named executives before the Chapter 11 filing, the value of these awards has declined from $2.60 per share as of the grant date to $0.07 per share as of December 31, 2012. As the Company has suspended the LTIP and anticipates that as part of the bankruptcy process it will terminate the LTIP and cancel outstanding equity awards granted thereunder, Messrs. Hatfield and Engelhardt are unlikely to ever receive these restricted stock units.

Mr. Lushefski did not receive any long-term incentive awards in connection with his appointment as Senior Vice President & CFO in September 2012.

Retirement Benefits

Defined Contribution Plan

Patriot maintains a tax-qualified defined contribution retirement plan (“401(k) Plan”) for its employees. Named executive officers participate in this plan while employed by the Company on the same terms as other eligible employees, subject to any legal limits on the amounts that may be contributed by or paid to such named executive officers under the plans.

Excess Defined Contribution Retirement Plan

Since the spin-off from Peabody, the Company has maintained the Supplemental 401(k) Plan, a non-qualified excess defined contribution plan that provides retirement benefits to executive officers (including the named executive officers) whose pay exceeds legislative limits for qualified benefit plans. The Supplemental 401(k) Plan was suspended, effective December 28, 2012, and an order authorizing Patriot to terminate the plan was granted by the Bankruptcy Court on March 15, 2013. Most of the participants’ retirement savings previously contributed to the plan are attributable to pre-petition service and therefore will be treated as pre-petition general unsecured claims against the bankruptcy estates of Patriot and its affiliates, subject to compromise.

Tax Gross-Ups

Mr. Ebetino and Mr. Bean are entitled pursuant to their employment agreements to be reimbursed (grossed up) for the excise tax payable if they receive “excess” payments in connection with a change of control of the Company. No other employee of the Company is entitled to receive tax gross-ups from the Company, and the Company does not intend to grant additional tax gross-ups in the future.

Other Benefits Provided by the Company

The named executive officers receive the same health and welfare and fringe benefits as all other salaried employees of Patriot. The Company has already reduced some of these benefits and other such benefits could be reduced or terminated in 2013.

Perquisites

Due to Mr. Lushefski’s principal residence being in New Jersey, the Company provides him with housing in the St. Louis area and use of a vehicle, and also pays for Mr. Lushefski’s travel expenses from his home in New Jersey to the Company’s offices in St. Louis.

Patriot does not provide any perquisites that exceed $10,000 per year to any other of its named executive officers or other executive officers.

Stock Ownership Guidelines

Prior to the Chapter 11 filing, the Board had established stock ownership guidelines for Patriot’s executive officers and directors to further align their interests with those of stockholders. Those guidelines have been suspended because of the Chapter 11 filing.

Deductibility of Compensation Expenses

Pursuant to Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “IRC”), compensation paid to each of the CEO and the three other most highly compensated executive officers in excess of $1 million per year generally is not tax deductible, except to the extent such excess constitutes performance-based compensation. One requirement for establishing performance-based compensation under Section 162(m) is that the material terms of the performance goals under which the compensation is provided be approved by stockholders at least once every five years. At the 2009 stockholders’ meeting, the Company’s stockholders approved the material terms of the performance goals under both the annual incentive plan and the LTIP. The Compensation Committee considers its primary goal to design compensation strategies that further the economic interests of the Company and its stockholders. In certain cases, the Compensation Committee may determine that the amount of tax deductions lost is outweighed by the potential opportunity a compensation program provides for creating stockholder value. The Compensation Committee therefore retains the ability to evaluate the performance of the Company’s executive officers and to pay appropriate compensation, even if it may result in the non-deductibility of certain compensation.

Actual Compensation for 2012 versus Compensation Reported in 2012 Summary Compensation Table

The 2012 Actual Compensation Table below summarizes the named executive officers’ actual compensation for the fiscal year ended December 31, 2012, as defined below. The named executive officers’ actual compensation for 2012 was considerably lower than the total compensation reported as paid to the executives for 2012 in the 2012 Summary Compensation Table below. This difference is primarily due to the requirement under the SEC’s disclosure rules to report in the Stock Awards and Option Awards columns of the 2012 Summary Compensation Table the value of the equity awards granted to the named executive officers in 2012 based on the price of Patriot Common Stock on the applicable grant dates. These awards were granted to the executives prior to the Chapter 11 filing on dates on which the price of Patriot Common Stock ranged from $2.60 to $9.13. The price of Patriot Common Stock was $0.07 on December 31, 2012, reflecting a decrease of between 97% and 99% from the grant date prices. Because of the impact of this decrease on the value of the equity awards granted to the named executive officers in 2012, we believe that the 2012 Actual Compensation Table more accurately reflects the executives’ compensation for 2012.

For purposes of the 2012 Actual Compensation Table, actual compensation is defined to include the following:

•	Base salary. Amount of base salary received for 2012.

•	Equity awards. The value of equity awards received in 2012, as follows:

•

Time-based full-value awards. For full-value awards, including restricted stock, restricted stock units and deferred stock units, that vest based solely on service, the values are calculated by multiplying the number of shares underlying the awards by the $0.07 closing price of Patriot’s Common Stock on December 31, 2012.

•

Performance-based awards. For performance-based awards of restricted stock units, the values included in the table assume that the relative TSR performance condition for the three-year performance period ending December 31, 2014 will be attained at the threshold level (which is the assumption required under the SEC disclosure rules for purposes of the Outstanding Equity Awards at 2012 Fiscal Year End table below). The values are calculated by multiplying the number of shares underlying the awards by 0.5 (which is the multiplier applied to the awards if threshold performance is attained) and then multiplying that amount by the $0.07 closing price of Patriot Common Stock on December 31, 2012. In fact, had the performance period ended on December 31, 2012, threshold performance would not have been attained, and the awards would have been forfeited.

•

Option awards. For option awards, the table includes no value because the options were all significantly underwater on December 31, 2012 (i.e., the options all had exercise prices that were significantly higher than the $0.07 price of Patriot Common Stock on December 31, 2012).

Even the relatively modest values for the equity awards included in the table likely overstate the amounts, if any, that the named executive officers will ultimately realize from the awards. Due to the Chapter 11 filing, there is significant uncertainty regarding the value of our equity securities, including our Common Stock and equity awards that are settled in or exercisable for our Common Stock. Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. We have suspended the LTIP and we do not anticipate issuing any shares on settlement or exercise of outstanding equity awards, including awards held by our named executive officers.

•

Additional amounts. Additional amounts include matching contributions to the named executive officers’ accounts under the 401(k) Plan and Supplemental 401(k) Plan and certain payments and benefits provided to Mr. Lushefski in connection with his commuting to the Company’s offices in St. Louis from his principal residence in New Jersey. These amounts also include director fees paid to Messrs. Engelhardt and Lushefski for their services as non-employee directors of the Company during the portion of 2012 before they became executive officers of the Company.

2012 ACTUAL COMPENSATION TABLE

Name	Base Salary ($)	Equity Awards ($)	Additional Compensation ($)	Total ($)
Bennett K. Hatfield	653,250	24,288	39,262	716,800
John E. Lushefski	155,250	613	110,107	265,970
Charles A. Ebetino, Jr.	540,750	3,628	32,445	576,823
Robert W. Bennett	409,633	4,561	24,578	438,772
Joseph W. Bean	374,920	1,437	22,495	398,852
Richard M. Whiting	330,050	8,482	29,940	368,472
Irl F. Engelhardt	297,250	7,920	38,769	343,939
Mark N. Schroeder	408,807	2,799	24,727	436,333

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the Company’s disclosures under “Compensation Discussion and Analysis,” beginning on page 3 of this Amendment.

Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment and incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the Securities and Exchange Commission.

MEMBERS OF THE COMPENSATION COMMITTEE:

MICHAEL P. JOHNSON, CHAIR

J. JOE ADORJAN

B. R. BROWN

ROBERT O. VIETS

2012 SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation paid to the named executive officers for the fiscal year ended December 31, 2012. The amounts shown in the “Stock Awards” and “Option Awards” columns in the table below are not the amounts actually realized by the named executive officers for their equity awards. As required by the rules of the SEC, the amounts instead represent the aggregate grant date fair value of the awards. These awards represent customary annual awards given to the Company’s executives prior to the Chapter 11 filing in accordance with the Company’s executive compensation philosophy and objectives. Given the bankruptcy process, the significant decline in the value of Patriot Common Stock since the Chapter 11 filing and the suspension of the LTIP, the executives are expected to realize little or no value from these awards. Prior to the Chapter 11 filing, other than to satisfy tax withholding obligations upon the vesting of equity awards, only one of the named executive officers ever sold any shares of Patriot Common Stock (i.e., Rule 10b-5 sales totaling 27,143 shares in 2010 and 2011). Accordingly, with respect to the stock awards shown in the table below, the executives have generally realized limited benefits from these stock awards and are unlikely to realize any meaningful value from these stock awards in the future.

Please see the 2012 Actual Compensation Table above for the amounts of the named executive officers’ compensation for 2012, as valued based on the $0.07 closing share price on December 31, 2012.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(6)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)	All Other Compensation ($)(8)	Total ($)
Bennett K. Hatfield (1)	2012	653,250	1,688,542	576,566	—	39,262	2,957,620
President &	2011	168,000	600,001	591,347	193,451	10,306	1,563,105
Chief Executive Officer
John E. Lushefski (2)	2012	155,250	79,997	—	—	110,107	345,354
Senior Vice President &
Chief Financial Officer
Charles A. Ebetino, Jr.	2012	540,750	754,918	454,678	—	32,445	1,782,791
Senior Vice President—	2011	536,813	764,860	325,254	571,300	41,239	2,239,466
Global Strategy & Corporate Development	2010	452,083	554,110	178,136	696,208	55,763	1,936,300
Robert W. Bennett	2012	409,633	712,897	190,530	—	24,578	1,337,639
Senior Vice President &	2011	393,663	320,525	136,302	353,450	30,242	1,234,182
Chief Marketing Officer	2010	339,375	280,388	122,455	469,474	31,525	1,243,217
Joseph W. Bean	2012	374,920	299,083	180,134	—	22,495	876,632
Senior Vice President -	2011	371,315	300,144	127,635	322,130	28,540	1,149,764
Law & Administration & General Counsel	2010	357,875	297,410	129,889	428,062	40,478	1,253,714
Richard M. Whiting (3)	2012	330,050	1,884,095	966,944	—	29,940	3,211,029
Former President &	2011	796,875	1,857,547	789,915	805,000	61,256	4,310,593
Chief Executive Officer	2010	766,875	1,593,201	695,806	1,187,151	86,738	4,329,770
Irl F. Engelhardt (4)	2012	297,250	379,996	—	—	38,769	716,015
Former Chairman &
Chief Executive Officer
Mark N. Schroeder (5)	2012	408,807	582,368	350,753	—	24,727	1,366,655
Former Senior Vice President &	2011	480,756	578,791	246,129	424,963	36,980	1,767,620
Chief Financial Officer and Former Senior Vice President of Financial Planning	2010	459,750	573,565	250,496	565,197	52,043	1,901,050

(1)	Mr. Hatfield was named President, CEO and a director of the Company, effective October 23, 2012. Mr. Hatfield previously served as President and Chief Operating Officer of the Company from May 2012 through October 2012 and as Executive Vice President and Chief Operating Officer of the Company from September 2011 through May 2012.
(2)	Mr. Lushefski was named Senior Vice President and CFO, effective September 21, 2012. Prior to that time and since the spin-off from Peabody, Mr. Lushefski served as a director of the Company.
(3)	Mr. Whiting served as President, CEO and a director of the Company until May 28, 2012.

(4)	Mr. Engelhardt served as Chairman and CEO from May 28, 2012 until October 23, 2012. Prior to that time and since the spin-off from Peabody, Mr. Engelhardt served as Chairman of the Company.
(5)	Mr. Schroeder served as Senior Vice President and CFO until September 21, 2012 and as Senior Vice President of Financial Planning from September 21, 2012 until November 2, 2012.
(6)	Long-term incentive awards to the named executive officers consist of: (a) with respect to Messrs. Hatfield, Ebetino, Bennett, Bean, Whiting and Schroeder, restricted stock (reflected in the “Stock Awards” column above); (b) with respect to Messrs. Hatfield, Ebetino, Bennett, Bean, Whiting, Engelhardt and Schroeder, restricted stock units (reflected in the “Stock Awards” column above); (c) with respect to Messrs. Hatfield, Ebetino, Bennett, Bean, Whiting and Schroeder, stock options (reflected in the “Option Awards” column above); and (d) with respect to Messrs. Engelhardt and Lushefski, deferred stock units for their service as directors prior to becoming executive officers (reflected in the “Stock Awards” column above). The value of stock awards, restricted stock unit awards, option awards and deferred stock unit awards shown above is the aggregate grant date fair value in accordance with FASB ASC Topic 718. See also the Grants of Plan-Based Awards in 2012 table below. A discussion of the relevant fair value assumptions for awards granted in 2012 is set forth in Note 25 of the Company’s consolidated financial statements on pages F-52 through F-55 of the Annual Report on Form 10-K for the year ended December 31, 2012 and for awards granted in prior years in the corresponding note to the Company’s consolidated financial statements in the Annual Report on Form 10-K for such years. The number of units for the performance-based restricted stock units reflected in the table above is shown at the target amount.
(7)	These amounts reflect 2011 and 2010 annual incentive awards. Following the Company’s Chapter 11 filing, the annual management incentive plan for 2012 was effectively terminated, as Patriot elected not to seek bankruptcy court approval for the plan. Therefore, the Company did not pay any incentive awards to the named executive officers for 2012. The material terms of these annual incentive awards for 2011 are described under the caption “2011 Annual Incentive Measures and Payouts” in the Compensation Discussion and Analysis section beginning on page 26 of the Company’s 2011 Proxy Statement and the material terms of these annual incentive awards for 2010 are described under the caption “2010 Annual Incentive Measures and Payouts” in the Compensation Discussion and Analysis section beginning on page 24 of the Company’s 2010 Proxy Statement.
(8)	Amounts included in this column represent:

(a)	Annual 401(k) matching and performance contributions made under the 401(k) Plan and Supplemental 401(k) Plan. No performance contribution was awarded in 2012. For 2010 and 2011, performance contributions of 6% and 1.67%, respectively, were earned under these plans. In 2012, matching contributions were as follows: Mr. Hatfield, $39,262; Mr. Lushefski, $7,188; Mr. Ebetino, $32,445; Mr. Bennett, $24,578; Mr. Bean, $22,495; Mr. Whiting, $29,940; Mr. Engelhardt, $12,519; and Mr. Schroeder, $24,727. The Supplemental 401(k) Plan was suspended, effective December 28, 2012, and an order authorizing Patriot to terminate the plan was granted by the Bankruptcy Court on March 15, 2013. Most of the named executive officers’ compensation deferrals under the plan are attributable to pre-petition service and will be treated as pre-petition general unsecured claims against the bankruptcy estates of Patriot and its affiliates, subject to compromise. For more detail, see below under “2012 Non-Qualified Deferred Compensation”.

(b)	Director fees of $26,250 and $73,750 paid to Mr. Engelhardt and Mr. Lushefski, respectively, for their services as non-employee directors of the Company during the portion of 2012 before they became executive officers of the Company.

(c)	During 2012, the incremental cost to the Company of providing Mr. Lushefski with housing and use of a vehicle in the St. Louis area as well as payment for Mr. Lushefski’s travel expenses from his principal residence in New Jersey to the Company’s offices in St. Louis.

GRANTS OF PLAN-BASED AWARDS IN 2012

The following table sets forth information concerning the grants of awards to each of the Company’s named executive officers for the period January 1, 2012 through December 31, 2012. SEC rules require us to report plan-based awards made in 2012 at their fair value as of the grant date regardless of the value of the awards as of December 31, 2012. The awards reflected in the table below represent customary annual awards given to the Company’s executives prior to the Chapter 11 filing in accordance with the Company’s executive compensation philosophy and objectives. The table and related disclosures do not take into account the effects of the following

•

Chapter 11 filing – Given the Company’s Chapter 11 filing and the price of Patriot Common Stock as of the date of this Amendment, the executives are expected to realize little or no value from the equity awards shown in the table below.

•

Termination of Annual Management Incentive Plan – Following the Chapter 11 filing, the annual management incentive plan for 2012 was effectively terminated, as Patriot elected not to seek bankruptcy court approval for the plan and as a result, none of the awards reflected in the “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” column were paid out in 2012.

•

Suspension of LTIP – Following the Chapter 11 filing, the Company suspended the LTIP and anticipates that as part of the bankruptcy process it will terminate the LTIP and cancel outstanding equity awards granted thereunder, and therefore will not grant any new equity awards or issue any shares on settlement or exercise of outstanding equity awards.

•

Forfeitures Upon Departures of Messrs. Whiting, Engelhardt and Schroeder – All of Messrs. Whiting’s, Engelhardt’s and Schroeder’s equity awards reflected in the table below were forfeited upon their respective departures, except for 33,165 shares of restricted stock and 97,494 stock options that accelerated upon Mr. Whiting’s departure pursuant to the terms of his award agreements. However, Mr. Whiting’s options are significantly underwater, and the Company has determined not to honor any stock option exercises.

Name	Grant Date	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards (1)							Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Equity Incentive Plan Awards: Grant Date Fair Value ($)(3)	All Other Stock Awards: Number of Shares of Stock or Units (#)(4)		All Other Stock Awards: Grant Date Fair Value ($)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh) (5)	Option Awards: Grant Date Fair Value ($)(3)
		Approval Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Bennett K. Hatfield			362,500		725,000		1,450,000
	1/3/2012	12/14/2011							21,906	43,812	87,624	557,289
	1/3/2012	12/14/2011											43,812		400,004
	1/3/2012	12/14/2011														87,624	9.13	576,566
	5/29/2012	5/28/2012											281,250		731,250
John E. Lushefski			77,625	(6)	155,250	(6)	310,500	(6)
	1/3/2012	12/14/2011											8,762	(7)	79,997
Charles A. Ebetino, Jr.			270,375		540,750		946,313
	1/3/2012	12/14/2011							17,275	34,550	69,100	439,476
	1/3/2012	12/14/2011											34,550		315,442
	1/3/2012	12/14/2011														69,100	9.13	454,678
Robert W. Bennett			174,320		348,640		610,120
	1/3/2012	12/14/2011							7,239	14,478	28,956	184,160
	1/3/2012	12/14/2011											14,478		132,184
	1/3/2012	12/14/2011											43,434	(8)	396,552
	1/3/2012	12/14/2011														28,956	9.13	190,530
Joseph W. Bean			149,968		299,936		524,888
	1/3/2012	12/14/2011							6,844	13,688	27,376	174,111
	1/3/2012	12/14/2011											13,688		124,971
	1/3/2012	12/14/2011														27,736	9.13	182,503
Richard M. Whiting			165,025	(9)	330,050	(9)	660,100	(9)
	1/3/2012	12/14/2011							47,691	95,382	190,764	1,213,259
	1/3/2012	12/14/2011											73,476		670,836
	1/3/2012	12/14/2011														146,952	9.13	966,944
Irl F. Engelhardt			148,625	(10)	297,250	(10)	594,500	(10)
	1/3/2012	12/14/2011											13,143		119,996
	5/29/2012	5/28/2012											100,000		260,000
Mark N. Schroeder			163,523	(11)	327,046	(11)	572,330	(11)
	1/3/2012	12/14/2011							13,327	26,653	53,306	339,026
	1/3/2012	12/14/2011											26,653		243,342
	1/3/2012	12/14/2011														53,306	9.13	350,753

(1)	Represents annual incentive award opportunities under Patriot’s annual management incentive plan. The threshold amounts shown in the table assume attainment of the threshold level of performance for each performance measure. Under the plan, payments for threshold performance equal 50% of targeted incentive amounts. Payments under the plan are capped at 175% to 200% of targeted incentive amounts for performance at or above maximum levels.

(2)	The performance-based restricted stock unit awards included in the “Estimated Future Payouts Under Equity Incentive Plan Awards” columns above relate to the restricted stock units that would have been earned based on achieving specified levels of TSR compared to the TSR of the primary peer group during the three-year performance period ending December 31, 2014. The primary peer group is discussed on page 6 of this Amendment. These restricted stock units will vest 100% on December 31, 2014 or earlier if the named executive officer terminates employment with the Company because of death or disability, or if a change of control occurs. Upon termination of employment by the Company without cause or by the named executive officer for good reason, the named executive officer will be entitled to receive a pro-rata portion of the award at the end of the original performance period, contingent upon the actual achievement of the performance goals. The pro-rata portion will be determined by a fraction, the numerator of which is the number of days of employment from January 1, 2012 through the date of the termination of employment, and the denominator of which is 1,095. This pro-rata award earned is payable at the same time as the awards of other executive officers whose employment does not terminate before the end of the performance period.
(3)	The value of restricted stock awards, deferred stock unit awards, option awards and restricted stock unit awards reflected in the table is the aggregate grant date fair value determined under FASB ASC Topic 718 for financial statement reporting purposes, which, for the performance-based restricted stock units, is based on the probable outcome of the market conditions as of the grant date. A discussion of the relevant fair value assumptions is set forth in Note 25 of the Company’s consolidated financial statements on pages F-52 through F-55 of the Annual Report on Form 10-K for the year ended December 31, 2012.
(4)	The restricted stock and option awards granted on January 3, 2012 are scheduled to vest in three equal installments on January 3 of each of 2013, 2014 and 2015, and the time-based restricted stock units granted to Mr. Hatfield on May 29, 2012 are scheduled to vest in three equal installments on May 29 of each of 2013, 2014 and 2015. The restricted stock, stock options and time-based restricted stock units will vest earlier if the named executive officer terminates employment with the Company because of death or disability, or if a change of control occurs. Upon termination of employment by the Company without cause or by the named executive officer for good reason, the restricted stock and stock options will vest with respect to the one-third installment that would have otherwise vested on the next vesting date.
(5)	The exercise price for all options is equal to the closing market price per share of Patriot Common Stock on the grant date.
(6)	Due to Mr. Lushefski’s start date of September 21, 2012, his threshold, target and maximum incentive award opportunities were pro-rated based on the amount of time he served with the Company as an executive during 2012. The Company elected to terminate the annual management incentive plan shortly after Mr. Lushefski’s start date.
(7)	These deferred stock units were granted to Mr. Lushefski on January 3, 2012 for service as a director and are scheduled to vest on the first anniversary of the grant date and will be settled in Common Stock on the third anniversary of the grant date. In the event of a change of control of Patriot or termination of service due to death or disability, the deferred stock units will fully vest.
(8)	The restricted stock granted to Mr. Bennett on January 3, 2012 is scheduled to cliff vest on January 3, 2015. The restricted stock will vest earlier if Mr. Bennett terminates employment with the Company because of death or disability, or if a change of control occurs. Upon termination of employment by the Company without cause or by Mr. Bennett for good reason, Mr. Bennett will be entitled to receive a pro-rata portion of the award. The pro-rata portion would be determined by a fraction, the numerator of which is the number of days of employment from January 3, 2012 through the date of the termination of employment, and the denominator of which is 1,096.
(9)	Due to Mr. Whiting’s termination date of May 28, 2012, his threshold, target and maximum incentive award opportunities were pro-rated based on the amount of time he served as an executive with the Company during 2012.
(10)	Due to Mr. Engelhardt’s start date of May 28, 2012 and termination date of October 23, 2012, his threshold, target and maximum incentive award opportunities were pro-rated based on the amount of time he served as CEO of the Company during 2012.
(11)	Due to Mr. Schroeder’s termination date of September 21, 2012, his threshold, target and maximum incentive award opportunities were pro-rated based on the amount of time he served as an executive with the Company during 2012.

The Company has entered into employment agreements with Messrs. Hatfield, Ebetino, Bean, Whiting, Engelhardt and Schroeder. Pursuant to the terms of these agreements, these executives are entitled to specified levels of base salary and annual and long-term incentive opportunities. The compensation levels for each such executive as of December 31, 2012 are shown under the captions “Annual Base Salary,” “Annual Management Incentive Plan” and “Long-Term Incentives” on page 9 through 13 of this Amendment. On January 11, 2013, the Bankruptcy Court entered an order approving Patriot’s motion to reject the employment agreements with Messrs. Whiting, Engelhardt and Schroeder (including the Company’s obligations thereunder with respect to base salary, annual and long-term incentive opportunities and severance).

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

The following table sets forth detail about the outstanding equity awards for each of the named executive officers as of December 31, 2012. Under SEC rules, we are required to provide information regarding unexercised options, restricted stock that has not vested and outstanding equity incentive plan awards, regardless of the current value of these awards as of December 31, 2012. The awards reflected in the table below represent customary annual awards given to the Company’s executives prior to the Chapter 11 filing in accordance with the Company’s executive compensation philosophy and objectives. Given the Chapter 11 filing and the price of Patriot Common Stock as of the date of this Amendment, the executives are expected to realize little or no value from the equity awards shown in the table below. In addition, following the Chapter 11 filing, the Company suspended the LTIP and anticipates that as part of the bankruptcy process it will terminate the LTIP and cancel outstanding equity awards granted thereunder and therefore will not grant any new equity awards or issue any shares on settlement or exercise of outstanding equity awards.

The table does not reflect performance-based restricted stock unit awards that were scheduled to vest in 2012 but that were not distributed as a result of the suspension of the LTIP. Although the Company did not determine whether these awards met the applicable performance criteria, it is highly unlikely that the threshold performance goals were achieved. The table does, however, include performance-based restricted unit awards that are not yet scheduled to vest, although it is highly unlikely that the threshold performance goals applicable to the awards will be achieved.

All of Messrs. Whiting’s, Engelhardt’s and Schroeder’s unvested equity awards were forfeited upon their respective departures from the Company, except for 33,165 shares of restricted stock and 97,494 stock options that accelerated upon Mr. Whiting’s departure pursuant to the terms of his award agreements. Messrs. Whiting and Schroeder also hold stock options that vested prior to their departure. All of the options held by Messrs. Whiting and Schroeder are significantly underwater, and the Company has determined not to honor any stock option exercises.

Unexercisable options and unvested restricted stock or time-based restricted stock units reflected in the table below vest in full upon death or disability or a change of control of the Company. Except as noted in footnotes 10, 11, 13, 14, 17 and 18 below, all unexercisable options and unvested restricted stock or time-based restricted stock units reflected in the table below are subject to forfeiture if the holder terminates employment for any reason other than death or disability. Except as noted in footnotes 12 and 15 below, unvested performance-based restricted stock units are subject to forfeiture if the holder terminates employment for any reason.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bennett K. Hatfield
										43,812	(15)	1,534	(1)
							32,051	(13)	2,244
							43,812	(14)	3,067
							281,250	(18)	19,688
	32,052	(13)	64,102	(13)	12.48	9/19/2021
			87,624	(14)	9.13	1/3/2022

Total	32,052		151,726				357,113		24,999	43,812		1,534

John E. Lushefski
							8,762	(16)	613

Total							8,762		613

Charles A. Ebetino, Jr.										35,625	(2)	624	(3)
										15,086	(12)	528	(1)
										34,550	(15)	1,210	(1)
							23,750	(5)	1,663
							3,083	(9)	216
							3,814	(10)	267
							10,057	(11)	704
							34,550	(14)	2,419
	55,810	(4)	55,810	(4)	18.75	11/1/2017
	73,316	(8)	—	(8)	5.13	1/2/2019
	12,332	(9)	6,166	(9)	17.30	1/4/2020
	10,058	(11)	20,114	(11)	20.30	1/3/2021
			69,100	(14)	9.13	1/3/2022

Total	151,516		151,190				75,254		5,268	85,261		2,362

Robert W. Bennett										5,680	(2)	100	(3)
										6,322	(12)	222	(1)
										14,478	(15)	507	(1)
							3,787	(7)	265
							2,119	(9)	148
							4,214	(11)	295
							14,478	(14)	1,013
							43,434	(17)	3,040
	9,304	(6)	9,304	(6)	59.42	11/1/2017
	8,477	(9)	4,239	(9)	17.30	1/4/2020
	4,215	(11)	8,429	(11)	20.30	1/3/2021
			28,956	(14)	9.13	1/3/2022

Total	21,996		50,928				68,032		4,762	26,480		829

Joseph W. Bean										20,076	(2)	351	(3)
										5,920	(12)	207	(1)
										13,688	(15)	479	(1)
							13,384	(5)	937
							2,248	(9)	157
							3,946	(11)	276
							13,688	(14)	958
	31,450	(4)	31,450	(4)	18.75	11/1/2017
	49,642	(8)	—	(8)	5.13	1/2/2019
	8,992	(9)	4,496	(9)	17.30	1/4/2020
	3,947	(11)	7,893	(11)	20.30	1/3/2021
			27,376	(14)	9.13	1/3/2022

Total	94,031		71,215				33,266		2,329	39,684		1,037

Richard M. Whiting
										17,182	(12)	602	(1)
										12,967	(15)	454	(1)
	286,390	(8)	—	(8)	5.13	5/28/2017
	72,254	(9)	—	(9)	17.30	5/28/2017
	48,851	(11)	—	(11)	20.30	5/28/2017
	48,984	(14)	—	(14)	9.13	5/28/2017

Total	456,479		—							30,149		1,056

Mark N. Schroeder
	55,810	(4)	—	(4)	18.75	11/1/2017
	50,316	(8)	—	(8)	5.13	11/2/2017
	17,341	(9)	—	(9)	17.30	11/2/2017
	7,611	(11)	—	(11)	20.30	11/2/2017

Total	131,078		—

(1)	The value was calculated based on the closing market price per share of Patriot Common Stock on the last trading day of 2012, $0.07 per share, and the assumption that threshold TSR performance was achieved.
(2)	The number of restricted stock units shown reflects performance-based awards and is based on the assumption that the super-performance goals were achieved at threshold. Restricted stock units were granted on November 1, 2007 for Messrs. Whiting, Schroeder, Ebetino and Bean; Mr. Bennett’s restricted stock units were granted on July 23, 2008. The remaining performance-based restricted stock units are scheduled to vest 25% on December 31, 2013 and 25% on December 31, 2014. The super-performance goals are described in detail in the Compensation Discussion and Analysis in Patriot’s Proxy Statement filed in 2008. Time-based restricted stock units are separately described in footnotes 5, 7 and 18 below.
(3)	The market value was calculated based on the closing market price per share of Patriot Common Stock on the last trading day of 2012, $0.07 per share, and the assumption that the super-performance goals were achieved at threshold.
(4)	The options were granted on November 1, 2007 and vested 50% on November 1, 2012 with an additional 25% scheduled to vest on November 1, 2013 and the remaining 25% scheduled to vest on November 1, 2014.
(5)	The time-based restricted stock units were granted on November 1, 2007 and the remaining units are scheduled to vest 25% on the sixth anniversary of the grant date and 25% on the seventh anniversary of the grant date.
(6)	The options were granted on July 23, 2008 and vested 50% on November 1, 2012, with an additional 25% scheduled to vest on November 1, 2013 and the remaining 25% scheduled to vest on November 1, 2014.
(7)	The time-based restricted stock units were granted on July 23, 2008 and the remaining units are scheduled to vest 25% on November 1, 2013 and 25% on November 1, 2014.
(8)	The options were granted on January 30, 2009 and vested in three equal installments on January 2 of each of 2010, 2011 and 2012.
(9)	The restricted stock and stock options were granted on January 4, 2010 and vested in three equal installments on January 4 of each of 2011, 2012 and 2013.
(10)	The restricted stock was granted on October 19, 2010 and is scheduled to vest on October 19, 2013. Upon termination of employment by the Company without cause or by Mr. Ebetino for good reason, the restricted stock will vest.
(11)	The restricted stock and stock options were granted on January 3, 2011. The first two of three equal installments vested on January 3 of each of 2012 and 2013, and the remaining installment is scheduled to vest on January 3, 2014. Upon termination of employment by the Company without cause or by the named executive officer for good reason, the restricted stock and options will vest.
(12)	The number of restricted stock units shown reflects performance-based restricted stock units awarded on January 3, 2011, and the number of shares reported is based on the assumption that target performance was achieved. The TSR performance multipliers are described in detail under “Annual Long-Term Incentive Awards” in the Compensation Discussion and Analysis in Patriot’s Proxy Statement filed in 2012. The restricted stock units are scheduled to vest 100% on December 31, 2013, if earned, or earlier if the named executive officer terminates employment with the Company because of death or disability, or if a change of control occurs. Upon termination of employment by the Company without cause or by the named executive officer for good reason, the named executive officer will be entitled to receive a pro-rata portion of the award at the end of the original performance period, contingent upon actual achievement of the performance goals. The pro-rata portion will be determined by a fraction, the numerator of which is the number of days of employment from January 1, 2011 through the date of the termination of employment, and the denominator of which is 1,095. This pro-rata award earned is payable at the same time as the awards of other executive officers whose employment does not terminate before the end of the performance period.
(13)	The restricted stock and stock options were granted on September 19, 2011. The first of three equal installments vested on September 19, 2012, and the remaining two installments are scheduled to vest on September 19 of each of 2013 and 2014. Upon termination of employment by the Company without cause or by the named executive officer for good reason, the restricted stock and options will vest with respect to the percentage of shares of Common Stock that would have otherwise vested on the next vesting date.

(14)	The restricted stock and stock options were granted on January 3, 2012. The first of three equal installments vested on January 3, 2013, and the remaining two installments are scheduled to vest on January 3 of each of 2014 and 2015. Upon termination of employment by the Company without cause or by the named executive officer for good reason, the restricted stock and options will vest with respect to the percentage of shares of Common Stock that would have otherwise vested on the next vesting date.
(15)	The number of restricted stock units shown reflects performance-based restricted stock units awarded on January 3, 2012, and the number of shares reported is based on the assumption that target performance was achieved. The TSR performance multipliers are described in detail under “Annual Long-Term Incentive Awards” in the Compensation Discussion and Analysis beginning on page 11 of this Amendment. The restricted stock units are scheduled to vest 100% on December 31, 2014, if earned, or earlier if the named executive officer terminates employment with the Company because of death or disability, or if a change of control occurs. Upon termination of employment by the Company without cause or by the named executive officer for good reason, the named executive officer will be entitled to receive a pro-rata portion of the award at the end of the original performance period, contingent upon the actual achievement of the performance goals. The pro-rata portion will be determined by a fraction, the numerator of which is the number of days of employment from January 1, 2012 through the date of the termination of employment, and the denominator of which is 1,095. This pro-rata award earned is payable at the same time as the awards of other executive officers whose employment does not terminate before the end of the performance period.
(16)	The deferred stock units granted to Mr. Lushefski on January 3, 2012 for his service as a director vested on January 3, 2013 and are scheduled to be settled in Common Stock on the third anniversary of the grant. In the event of a change of control of Patriot or termination of service due to death or disability, the deferred stock units will fully vest.
(17)	The restricted stock granted to Mr. Bennett on January 3, 2012 is scheduled to cliff vest on January 3, 2015. The restricted stock will vest earlier if Mr. Bennett terminates employment with the Company because of death or disability, or if a change of control occurs. Upon termination of employment by the Company without cause or by him for good reason, Mr. Bennett will be entitled to receive a pro-rata portion of the award. The pro-rata portion will be determined by a fraction, the numerator of which is the number of days of employment from January 3, 2012 through the date of the termination of employment, and the denominator of which is 1,096.
(18)	The time-based restricted stock units were granted to Mr. Hatfield on May 29, 2012 and are scheduled to vest in three equal installments on May 29 of each of 2013, 2014 and 2015. The time-based restricted stock units will vest earlier if Mr. Hatfield terminates employment with the Company because of death or disability, or if a change of control occurs. Upon termination of employment by the Company without cause or by Mr. Hatfield for good reason, the restricted stock units will vest with respect to the percentage of shares of Common Stock that would have otherwise vested on the next vesting date.

STOCK VESTED IN 2012

The following table sets forth information concerning vesting of restricted stock, time-based restricted stock units and deferred stock units for the Company’s named executive officers for the period January 1, 2012 through December 31, 2012. Although SEC rules require that we show the value of these shares on the vesting date in the table below, given the Chapter 11 filing and the price of Patriot Common Stock as of the date of this Amendment, the executives are expected to realize little or no value from the equity awards shown in the table below. In addition, following the Chapter 11 filing, the Company suspended the LTIP and anticipates that as part of the bankruptcy process it will terminate the LTIP and cancel outstanding equity awards granted thereunder, and therefore will not grant any new equity awards or issue any shares on settlement or exercise of outstanding equity awards. None of the named executive officers exercised any stock options in 2012.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#) (1)(2)	Value Realized on Vesting ($)
Bennett K. Hatfield	16,026	2,115
John E. Lushefski	3,941	35,981
Charles A. Ebetino, Jr.	35,676	79,287
Robert W. Bennett	49,954	331,353
Joseph W. Bean	17,606	41,203
Richard M. Whiting	73,001	342,688
Irl F. Engelhardt	5,911	53,967
Mark N. Schroeder	31,891	79,079

(1)	Does not include the following performance-based restricted stock unit awards that were scheduled to vest in 2012: Mr. Ebetino, 44,874 shares; Mr. Bennett, 12,038 shares; Mr. Bean, 26,820 shares; and Mr. Whiting, 28,974 shares. Although these executives satisfied the service conditions applicable to these awards, because the LTIP was suspended, the Compensation Committee did not formally determine whether the applicable performance goals were attained and did not distribute to the executives the shares underlying the awards. However, we believe that it is highly unlikely that the threshold performance goals were achieved.
(2)	Includes time-based restricted units and deferred stock units for which shares of Patriot Common Stock were not actually distributed to the named executive officers.

2012 NON-QUALIFIED DEFERRED COMPENSATION

The discussion and tables below reflect retirement savings that would have been payable to our named executive officers in the absence of the Company’s Chapter 11 filing. Applicable disclosure rules require the Company to summarize and quantify these retirement savings as of December 31, 2012 as if the deferred amounts will be fully honored and paid by the Company. However, these amounts are general unsecured obligations of the Company, and it is likely that most of these amounts will be compromised in the Chapter 11 process.

On November 1, 2007, the Company adopted the Supplemental 401(k) Plan for the benefit of certain executive officers and highly compensated employees, including the named executive officers. The Supplemental 401(k) Plan is an excess benefit plan within the meaning of the Employee Retirement Income Security Act of 1974 and a non-qualified deferred compensation plan subject to Section 409A of the IRC.

The Supplemental 401(k) Plan was suspended effective December 28, 2012, and an order authorizing Patriot to terminate the plan was granted by the Bankruptcy Court on March 15, 2013. As a result, it is expected that, as of March 31, 2013 (i) approximately $2,000,000 of compensation deferrals accrued for our named executive officers prior to the July 9, 2012 date of the Chapter 11 filing will be treated as pre-petition general unsecured claims against the bankruptcy estates of Patriot and its affiliates, subject to compromise, and (ii) approximately $256,000 of compensation deferrals accrued for our named executive officers since July 9, 2012 will be treated as post-petition administrative expense claims and will be distributed to the named executive officers in cash as soon as administratively practicable.

Three categories of employees were eligible to participate in the Supplemental 401(k) Plan. The first category consisted of employees whose eligible compensation for the preceding year exceeded the limit under Section 401(a)(17) of the IRC for the current year. Those participants could irrevocably elect, prior to the beginning of the year, to have from 1% to 60% of their eligible compensation that (a) exceeded the limit under Section 401(a)(17) of the IRC or (b) would cause their contributions to the 401(k) Plan to exceed the limits under Section 415 of the IRC (determined without regard to any election changes under the 401(k) Plan during the year), deferred and credited to the Supplemental 401(k) Plan. Through June 30, 2009, matching credits equal to 100% of a participant’s deferral for up to 6% of eligible compensation each pay period were also credited to those participants. As of July 1, 2009 the matching credits were suspended. However, effective January 1, 2010, matching credits equal to 100% of a participant’s deferral up to 3% of eligible compensation each pay period were reinstated, and effective April 1, 2010 the matching credits returned to 100% of a participant’s deferral up to 6% of eligible compensation each pay period. Those participants who were employed at a level below vice president were also credited with performance credits equal to the performance contributions that would have been made under the 401(k) Plan without regard to the limits of Sections 401(a)(17) and 415 of the IRC, reduced by the amount of performance contributions actually made to the 401(k) Plan on their behalf. While employees who were employed at the level of vice president or above, including the named executive officers, were not eligible for performance contributions under the 401(k) Plan, those employees who were participants in the Supplemental 401(k) Plan were also credited with performance credits determined in the same manner as performance contributions under the 401(k) Plan but without regard to the limits of Section 401(a)(17) and 415 of the IRC. The Supplemental 401(k) Plan provided an opportunity for employees to receive up to a 6% performance contribution based upon achievement of financial targets for the year. For 2011, performance contributions were awarded at 1.67% and for 2012, no performance contributions were awarded.

The second category of participants consisted of employees for whom performance contributions under the 401(k) Plan for any year are limited by Sections 401(a)(17) and 415 of the IRC. These employees were credited with performance credits for that year equal to the performance contributions that would have been made without regard to those limits, reduced by the amount of performance contributions actually made to the 401(k) Plan on their behalf.

The third category of participants consisted of employees who were employed at the level of director or above and were eligible for a long-term incentive award. These employees could be credited with discretionary credits in an amount, if any, determined by the Company.

An amount equal to the deferrals, matching credits, performance credits and discretionary credits by or for each participant was credited to a separate account established for the participant. Each participant’s account was credited with earnings and losses as if it were invested in various investment funds offered under the 401(k) Plan, as directed by the participant. All earnings or losses are based on appreciation or depreciation in the fair market value of the investment funds in which the participant is deemed to have invested his or her accounts and is credited to accounts based on account balances on valuation dates.

Upon a participant’s normal retirement date (which is the date, on or after the date the participant reaches 62 years of age, on which the participant’s employment with the Company terminates), the participant’s accounts becomes fully vested (if not already fully vested) and are distributed to him or her in a lump sum. Such distribution will be made on the later of (a) the date that is six months after the participant’s normal retirement date, or (b) January 31 of the calendar year immediately following the calendar year in which the participant’s normal retirement date occurs. In the event a participant’s employment with the Company terminates prior to his or her normal retirement date, the participant receives the vested portion of his or her account in a lump sum. Upon a participant’s death, his or her account becomes 100% vested and nonforfeitable and distributable to his or her beneficiaries.

A participant’s pre-tax matched account, pre-tax unmatched account, Company pre-tax matching account and performance credit account are 100% vested and nonforfeitable at all times. The portion of a participant’s discretionary account that is vested and nonforfeitable is determined in accordance with a separate agreement entered into with the participant. However, a participant’s discretionary account will be 100% vested and nonforfeitable upon the participant’s death or normal retirement date. The Supplemental 401(k) Plan is unfunded, and all payments are made from the Company’s general assets. A participant’s or a beneficiary’s right to receive a payment for compensation deferrals accrued prior to the Chapter 11 filing under the Supplemental 401(k) Plan is no greater than the right of a general unsecured creditor of the Company. The following table provides details with respect to each named executive officer’s contributions, earnings and withdrawals under the Supplemental 401(k) Plan.

Name	Executive Contributions in 2012 ($)	Company Contributions in 2012 ($)(1)	Aggregate Earnings in 2012 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance as of December 31, 2012 ($)(2)(3)
Bennett K. Hatfield	24,262	24,262	3,923	—	74,069
John E. Lushefski	—	—	—	—	—
Charles A. Ebetino, Jr.	116,188	22,982	89,869	—	741,570
Robert W. Bennett	9,722	9,579	6,555	—	73,044
Joseph W. Bean	18,739	7,496	15,249	—	156,810
Richard M. Whiting	17,615	14,941	59,397	—	464,788
Irl F. Engelhardt	—	—	—	—	—
Mark N. Schroeder	63,424	18,643	35,713	—	599,666

(1)	The entire amounts reported in this column are included in the amounts reported in the All Other Compensation column of the 2012 Summary Compensation Table on page 17 of this Amendment.
(2)	Of the aggregate balances set forth in the table, only the amounts accrued after the Chapter 11 filing date will be distributed to the named executive officers in cash as soon as administratively practicable. As of March 31, 2013, these post-petition amounts were as follows: Mr. Hatfield ($45,657); Mr. Ebetino ($110,833); Mr. Bennett ($21,323); Mr. Bean ($28,691); and Mr. Schroeder ($49,500). The remaining amounts set forth in the table accrued before the Chapter 11 filing date and therefore are general unsecured obligations, and it is likely that these amounts will be compromised in the Chapter 11 process.
(3)	Amounts reported in this column for each named executive officer include amounts reported in the Company’s Summary Compensation Tables in previous years. Amounts previously reported in such years include the Company’s contributions.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Named Executive Officers Currently Employed by the Company

The Company has entered into employment agreements with Messrs. Hatfield, Ebetino and Bean. Except for a technical amendment to Mr. Hatfield’s employment agreement to reflect his promotion to President and CEO, these employment agreements were entered into prior to the Company’s Chapter 11 filing. These employment agreements typically provide the right to receive payments and other benefits upon certain employment terminations and upon a change of control. The Company has also entered into long-term incentive award agreements with each of the named executive officers currently employed by the Company. These awards typically provide for the accelerated vesting of equity awards upon certain employment terminations and upon a change of control.

Had the named executive officers’ employment terminated for any reason effective December 31, 2012, the Bankruptcy Code generally would have prevented the executives from receiving any termination payments or other benefits, including those described below. Had the Bankruptcy Code not applied and the suspension of the LTIP been lifted, the executives would have realized the following (which is based on severance and/or the value that would have been associated with the accelerated vesting of equity awards, based on the $0.07 closing price of a share of Patriot’s Common Stock):

Mr. Hatfield: $28,065 in the event of a termination of employment due to death or disability, $3,028,872 in the event of an involuntary termination without cause or for good reason and $3,047,208 in the event of an involuntary termination as a result of a change in control.

Mr. Lushefski: $1,153 in the event of a termination of employment due to death or disability and $1,153 in the event of an involuntary termination as a result of a change in control.

Mr. Ebetino: $8,742 in the event of a termination of employment due to death or disability, $1,131,600 in the event of an involuntary termination without cause or for good reason and $1,137,543 in the event of an involuntary termination as a result of a change in control.

Mr. Bennett: $6,218 in the event of a termination of employment due to death or disability, $2,132 in the event of an involuntary termination without cause or for good reason and $6,218 in the event of an involuntary termination as a result of a change in control.

Mr. Bean: $3,701 in the event of a termination of employment due to death or disability, $735,205 in the event of an involuntary termination without cause or for good reason and $737,834 in the event of an involuntary termination as a result of a change in control.

Named Executive Officers Formerly Employed by the Company

Mr. Engelhardt resigned as CEO and as a member of the Board, effective October 23, 2012; Mr. Whiting left the Company, effective May 28, 2012, having served as President, CEO and member of the Board; and Mr. Schroeder resigned as Senior Vice President of Financial Planning, effective November 2, 2012. Other than the accelerated vesting of 33,165 shares of Common Stock and 97,494 stock options that Mr. Whiting received upon his departure pursuant to the terms of his award agreements (with an intrinsic value of $81,586 and $0, respectively, as of the date of his departure, based on the $2.46 closing price of a share of Patriot Common Stock on the last trading day before such date) and Mr. Whiting’s right to continue to receive certain health care benefits (valued at approximately $111,812 as of the date of his departure), Messrs. Engelhardt, Whiting and Schroder did not receive any payments or other benefits in connection with their separations from service. Mr. Whiting has filed severance claims as part of the bankruptcy process, and the Company is attempting to resolve these claims with him. The Company expects that these claims will be treated as general unsecured claims.

COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO RISK MANAGEMENT

The Compensation Committee reviews, on at least an annual basis, the Company’s compensation policies and practices for its employees as they relate to risk management. The Compensation Committee’s assessment covers each material element of executive and non-executive employee compensation. The Compensation Committee has determined that such policies and practices are not reasonably likely to have a material adverse effect on the Company. With respect to the Company’s pre-Chapter 11 compensation practices, the Compensation Committee used a number of approaches to mitigate excessive risk-taking, including significant weighting towards long-term incentive compensation and emphasizing qualitative goals in addition to quantitative metrics.

DIRECTOR COMPENSATION

Compensation of non-employee directors is comprised of cash compensation, consisting of annual retainer and committee fees, and, prior to the Chapter 11 filing, equity compensation, consisting of deferred stock units. Each of these components is described in more detail below.

Annual Board/Committee Fees

With the exception of Mr. Scharf, Chairman of the Board, eligible non-employee directors receive an annual cash retainer of $60,000. Mr. Scharf receives an annual cash retainer of $75,000. Non-employee directors who serve on more than one committee receive an additional annual $10,000 cash retainer. The Audit Committee Chair receives an additional annual $15,000 cash retainer and the other Audit Committee members receive additional annual $5,000 cash retainers. The Chairs of the Compensation and Nominating & Governance Committees each receive an additional annual $10,000 cash retainer. Mr. Hatfield receives no additional compensation for serving as a director.

The Company pays travel and accommodation expenses of directors to attend meetings, other corporate functions and director education programs. Directors do not receive meeting attendance fees.

Annual Equity Compensation

Prior to the Chapter 11 filing, non-employee directors would receive an initial award of deferred stock units valued at approximately $75,000 upon joining the Board. Non-employee directors would also receive an annual award of deferred stock units; on January 3, 2012, Mr. Engelhardt received an award valued at approximately $120,000 and all other non-employee directors received an award valued at approximately $80,000. Although these awards vested on January 3, 2013 and would typically be settled in Common Stock upon the later of the third anniversary of the grant date or a distribution date specified by the director, the Company will not distribute the Common Stock underlying these awards due to the suspension of the LTIP. Given the Chapter 11 filing, the price of Patriot’s Common Stock as of the date of this Amendment and the suspension of the LTIP, the directors are expected to realize little or no value from these awards.

Director Compensation in 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Michael M. Scharf (Chairman) (3)	96,250	79,997	176,247
J. Joe Adorjan	75,000	79,997	154,997
B. R. Brown	70,000	79,997	149,997
Michael P. Johnson	80,000	79,997	159,997
Janiece Longoria	70,000	79,997	149,997
Robert O. Viets	85,000	79,997	164,997

(1)	The value of the deferred stock units shown above is the aggregate grant date fair value. The grant date fair value for deferred stock units determined under FASB ASC Topic 718 for financial reporting purposes was $79,997 for 2012 grants, which value equaled the fair market value of the underlying shares on the grant date. A discussion of the relevant fair value assumptions for other equity awards granted in 2012 is set forth in Note 25 of the Company’s consolidated financial statements on pages F-52 through F-55 of the Annual Report on Form 10-K for the year ended December 31, 2012. Given the Chapter 11 filing and the price of Patriot’s Common Stock as of the date of this Amendment, the directors are expected to realize little or no value from these awards. The Company will not distribute the Common Stock underlying these awards as a result of the suspension of the LTIP.
(2)	As of December 31, 2012, the aggregate number of deferred stock units (whether vested or unvested) which have not been settled in Common Stock held by each non-employee director was as follows: Mr. Adorjan, 16,460; Mr. Brown, 26,388; Mr. Johnson, 16,460; Ms. Longoria, 15,014; Mr. Scharf, 26,388; and Mr. Viets, 16,460. All awards which have not yet been distributed will not be distributed as a result of the suspension of the LTIP.
(3)	Mr. Scharf was appointed Lead Independent Director of the Board on May 28, 2012 and Chairman of the Board on October 23, 2012. As a result of his increased responsibilities as Lead Independent Director, Mr. Scharf received an additional annual $15,000 cash retainer. Upon his appointment as Chairman of the Board, Mr. Scharf declined to accept a Chairman’s fee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF COMPANY SECURITIES

The following table sets forth information as of February 28, 2013 with respect to persons or entities who are known to beneficially own more than 5% of the Company’s outstanding Common Stock, each director, each named executive officer and all directors and executive officers as a group.

As of February 28, 2013, the trading price of Patriot’s Common Stock was $0.11 and the total market value of all shares beneficially owned by the Company’s executive officers and directors, as a group, was $330,982. In most Chapter 11 cases, holders of equity securities receive little or no recovery of value from their investment.

Following the Chapter 11 filing, the Company suspended the LTIP and anticipates that as part of the bankruptcy process it will terminate the LTIP and cancel outstanding equity awards granted thereunder, and therefore will not grant any new equity awards or issue any shares on settlement or exercise of outstanding equity awards.

Common Stock Ownership of Certain Beneficial Owners, Directors and Management

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership (1) (2) (3) (4)	Percent of Class (5)
J. Joe Adorjan (6)	16,460	*
Joseph W. Bean	246,891	*
Robert W. Bennett (7)	177,418	*
B. R. Brown (8)	27,826	*
Charles A. Ebetino, Jr.	398,438	*
Irl F. Engelhardt (9)	433,497	*
Bennett K. Hatfield	172,150	*
Michael P. Johnson (6)	16,460	*
Janiece M. Longoria (10)	16,014	*
John E. Lushefski (11)	16,462	*
Michael M. Scharf (8)	26,388	*
Mark N. Schroeder (12)	294,732	*
Robert O. Viets (6)	22,530	*
Richard M. Whiting (13)	1,043,906	1.12%
All directors and executive officers as a group (15 people)	3,008,930	3.21%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.
(2)	Includes shares of restricted stock that remain unvested as of February 28, 2013, as follows: Mr. Bean, 11,098 shares; Mr. Bennett, 55,193 shares; Mr. Ebetino, 31,876 shares; and Mr. Hatfield, 61,259 shares.
(3)	Includes shares of Common Stock underlying various time- and performance-based restricted stock unit awards that were scheduled to vest in November and December of 2012 but for which distribution of the underlying shares has been suspended, as follows: Mr. Bean, 40,204 shares; Mr. Bennett, 23,398 shares; Mr. Ebetino, 68,623 shares; Mr. Whiting, 28,974 shares; and Mr. Schroeder, 23,750 shares. Because the performance-based restricted stock unit awards were suspended, the Company did not withhold shares and did not determine whether these awards met the applicable performance criteria; accordingly, the amounts shown above assume that withholding taxes on these awards were paid in cash and that the maximum amounts of the awards were earned.
(4)	Includes shares issuable pursuant to stock options exercisable within 60 days after February 28, 2013, as follows: Mr. Hatfield, 61,260 shares; Mr. Ebetino, 190,773 shares; Mr. Bennett, 40,101 shares; Mr. Bean, 111,599 shares; Mr. Whiting, 456,479 shares; and Mr. Schroeder, 131,078 shares. These options are considerably underwater and the Company has determined not to honor any option exercises as a result of the suspension of the LTIP.
(5)	An asterisk (*) indicates that the applicable person beneficially owns less than 1% of the Company’s outstanding shares.
(6)	Includes 16,460 shares of Common Stock represented by an equal number of deferred stock units that were granted on January 4, 2010, January 3, 2011 and January 3, 2012 and that vested on January 4, 2011, January 3, 2012 and January 3, 2013, respectively, but have not been distributed in accordance with the applicable reporting person’s election or as a result of the suspension of the LTIP.
(7)	Includes 68 shares of Common Stock held in a custodial account.
(8)	Includes 26,388 shares of Common Stock represented by an equal number of deferred stock units that were granted on January 30, 2009, January 4, 2010, January 3, 2011 and January 3, 2012 and that vested on January 2, 2010, January 4, 2011, January 3, 2012 and January 3, 2013, respectively, but have not been distributed in accordance with the applicable reporting person’s election or as a result of the suspension of the LTIP.

(9)	Mr. Engelhardt resigned as CEO and Chairman of the Board on October 23, 2012. Beneficial ownership information is based on information contained in the last Form 4 filed by Mr. Engelhardt with the SEC prior to October 23, 2012, adjusted to give effect to subsequent transactions of which the Company is aware in connection with employment-related equity awards as well as accelerated vesting and/or forfeitures in connection with Mr. Engelhardt’s resignation and does not include any open market transactions in which Mr. Engelhardt may have participated after such date. The amount above includes 5,911 shares of Common Stock represented by an equal number of deferred stock units which were granted on January 3, 2011 and vested on January 3, 2012 but have not been distributed in accordance with Mr. Engelhardt’s election and as a result of the suspension of the LTIP.
(10)	Includes 15,014 shares of Common Stock represented by an equal number of deferred stock units that were granted on January 27, 2011 and January 3, 2012 and that vested on January 27, 2012 and January 3, 2013, respectively, but have not been distributed in accordance with Ms. Longoria’s election or as a result of the suspension of the LTIP.
(11)	Includes 16,460 shares of Common Stock represented by an equal number of deferred stock units that were granted on January 4, 2010, January 3, 2011 and January 3, 2012 and that vested on January 4, 2011, January 3, 2012 and January 3, 2013, respectively, but have not been distributed in accordance with Mr. Lushefski’s election or as a result of the Company’s decision to suspend the LTIP. Mr. Lushefski received these deferred stock units in connection with his service as a director.
(12)	Mr. Schroeder resigned as Senior Vice President of Financial Planning on November 2, 2012. Beneficial ownership information is based on information contained in the last Form 4 filed by Mr. Schroeder with the SEC prior to November 2, 2012, adjusted to give effect to subsequent transactions of which the Company is aware in connection with employment-related equity awards as well as accelerated vesting and/or forfeitures in connection with Mr. Schroeder’s resignation and does not include any open market transactions in which Mr. Schroeder may have participated after such date. While Mr. Schroeder holds options to purchase 131,078 shares of Common Stock that vested prior to his resignation, the Company has determined not to honor exercises by any option holder; these options are reflected in the table above.
(13)	Mr. Whiting left the Company, effective May 28, 2012. He had served as President and CEO and a member of the Board. Beneficial ownership information is based on information contained in the last Form 4 filed by Mr. Whiting with the SEC prior to May 28, 2012, adjusted to give effect to subsequent transactions of which the Company is aware in connection with employment-related equity awards as well as accelerated vesting and/or forfeitures in connection with Mr. Whiting’s departure and does not include any open market transactions in which Mr. Whiting may have participated after such date. While Mr. Whiting holds options to purchase 456,479 shares of Common Stock that vested prior to his departure or accelerated upon his resignation, the Company has determined not to honor exercises by any option holder. Pursuant to Mr. Whiting’s award agreements, he received accelerated vesting of 33,165 shares of Common Stock and 97,494 stock options on the date of his departure under the terms of certain of his awards; these shares are reflected in the table above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policy for Approval of Related Party Transactions

The Nominating & Governance Committee is responsible for reviewing and approving all transactions between the Company and certain “related persons,” such as its executive officers, directors and owners of more than 5% of the Company’s voting securities and their family members in accordance with the Company’s written policy. Such transactions are generally reviewed before entry into the related party transaction. In addition, if any of the Company’s specified executive officers or directors becomes aware of a related party transaction that has not been previously approved or ratified, such related party transaction will be promptly submitted thereafter to the Nominating & Governance Committee for its review. In reviewing a transaction, the Nominating & Governance Committee considers the relevant facts and circumstances, including the benefits to the Company, any impact on director independence and whether the terms are consistent with a transaction available on an arms-length basis. Only those related party transactions that are determined to be in (or not inconsistent with) the best interests of the Company and its stockholders are permitted to be approved. No member of the Nominating & Governance Committee may participate in any review of a transaction in which the member or any of his or her family members is the related person. A copy of the policy can be found on the Company’s website (www.patriotcoal.com) by clicking on “Investors,” then “Corporate Governance,” and then “Related Party Transactions” and is available in print to any stockholder, without charge, upon request. Information on our website is not considered part of this Amendment.

Certain Business Relationships and Related Party Transactions

There were no transactions from January 1, 2012 through the date of this Amendment, and there are no currently proposed transactions, in which the Company was or is to be a participant, in which the amount involved exceeded $120,000 and in which any of the Company’s directors or executive officers or any of their immediate family members, or any beneficial holder of more than 5% of Patriot Common Stock, either had or will have a direct or indirect material interest.

Director Independence

The Board evaluates the independence of its members at least annually and at other appropriate times when a change in circumstances could potentially impact a director’s independence or effectiveness (e.g., in connection with a change in employment status or other significant events). This process is administered by the Nominating & Governance Committee which consists entirely of directors who are independent under the applicable rules of the NYSE. After carefully considering all relevant relationships with the Company and management, the Nominating & Governance Committee submits its recommendations regarding independence to the full Board, which then makes a determination with respect to each director.

In making independence determinations, the Nominating & Governance Committee and the Board consider all relevant facts and circumstances, including (1) the nature of any relationships with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company, (2) the significance of the relationship to the Company, the other organization and the individual director, (3) whether or not the relationship is solely a business relationship in the ordinary course for the Company and the other organization and does not afford the director any special benefits and (4) any commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. For purposes of this determination, the Board deems any relationships that have expired more than three years ago to be immaterial.

After considering the standards for independence adopted by the NYSE and various other factors as described herein, the Board has determined that all directors other than Mr. Hatfield are independent. None of the Company’s directors, other than Mr. Hatfield, receives any compensation from the Company other than customary director and committee fees.

The Board has determined that Mr. Adorjan, Mr. Brown, Mr. Johnson, Ms. Longoria, Mr. Scharf and Mr. Viets have no relationship with the Company, other than serving as directors of the Company, and are therefore independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP (Ernst & Young) has served as the Company’s independent registered public accounting firm since the spin-off, including for the fiscal years ended December 31, 2012 and 2011.

The following fees were paid to Ernst & Young for services rendered during the Company’s fiscal years 2012 and 2011:

•	Audit Fees: Audit fees billed (or billable) to the Company by Ernst & Young with respect to the fiscal years ended December 31, 2012 and December 31, 2011 were $1,312,155 and $1,375,098, respectively. Fiscal year audit fees include professional services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Forms 10-Q, matters relating to accounting for the Company’s selenium water treatment requirements and services that are normally provided by Ernst & Young in connection with statutory and regulatory filings or engagements for the fiscal year.

•	Audit-Related Fees: Audit-related fees billed by Ernst & Young with respect to the fiscal years ended December 31, 2012 and December 31, 2011 were $22,000 and $97,000, respectively. Fiscal year audit-related fees include professional fees rendered for the audit of the Company’s benefit plans and matters relating to SEC comment letter responses, coal reserve swap transactions and due diligence services associated with acquisitions and divestitures.

•	Tax Fees: Tax fees billed by Ernst & Young with respect to the fiscal year ended December 31, 2012 were $59,768, related to services and expenses in connection with the Company’s Chapter 11 filing, including bankruptcy-related tax consulting services. There were no tax fees billed by Ernst & Young with respect to the fiscal year ended December 31, 2011.

•	All Other Fees: There were no other fees billed by Ernst & Young with respect to the fiscal years ended December 31, 2012 or December 31, 2011.

Under procedures established by the Board, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accounting firm to ensure that the provision of such services does not impair such firm’s independence. The Audit Committee may delegate its pre-approval authority to one or more of its members, but not to management. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Each fiscal year, the Audit Committee reviews with management and the independent registered public accounting firm the types of services that are likely to be required throughout the year. Those services include audit services, audit-related services and all other permissible services. At that time, the Audit Committee pre-approves a list of specific services that may be provided within each of these categories, and sets fee limits for each specific service or project. Management is then authorized to engage the independent registered public accounting firm to perform the pre-approved services as needed throughout the year, subject to providing the Audit Committee with regular updates. The Audit Committee reviews the amount of all billings submitted by the independent registered public accounting firm on a regular basis to ensure that the firm’s services do not exceed pre-defined limits. The Audit Committee must review and approve in advance, on a case-by-case basis, all other projects, services and fees to be performed by or paid to the independent registered public accounting firm. The Audit Committee also must approve in advance any fees for pre-approved services that exceed the pre-established limits, as described above.

Under Company policy and/or applicable rules and regulations, the Company’s independent registered public accounting firm is prohibited from providing the following types of services to the Company: (1) bookkeeping or other services related to the Company’s accounting records or financial statements, (2) financial information systems design and implementation, (3) appraisal or valuation services, fairness opinions or contribution-in-kind reports, (4) actuarial services, (5) internal audit outsourcing services, (6) management functions, (7) human resources, (8) broker-dealer, investment advisor or investment banking services, (9) legal services, (10) expert services unrelated to audit, (11) any services entailing a contingent fee or commission and (12) tax services to an officer of the Company whose role is in a financial oversight capacity.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) (3)	Exhibits

See Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT COAL CORPORATION

/s/ JOHN E. LUSHEFSKI
John E. Lushefski
Senior Vice President & Chief Financial Officer

Date: April 30, 2013

Exhibit No.	Description of Exhibit

2.1	Separation Agreement, Plan of Reorganization and Distribution, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

2.2	Amendment No. 1 to the Separation Agreement, Plan of Reorganization and Distribution, dated November 1, 2007, between Peabody Energy Corporation and Patriot Coal Corporation. (Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K, filed on March 14, 2008.)

2.3	Agreement and Plan of Merger, dated as of April 2, 2008, by and among Magnum Coal Company, Patriot Coal Corporation, Colt Merger Corporation, and ArcLight Energy Partners Fund I, L.P. and ArcLight Energy Partners Fund II, L.P., acting jointly, as Stockholder Representative. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008.)

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 17, 2010.)

3.3	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

4.1	Rights Agreement, dated October 22, 2007, between Patriot Coal Corporation and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

4.2	Certificate of Designations of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

4.3	First Amendment to Rights Agreement, dated as of April 2, 2008, to the Rights Agreement, dated as of October 22, 2007 between Patriot Coal Corporation and American Stock Transfer & Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on April 8, 2008.)

4.4	Indenture dated as of May 28, 2008, by and between Patriot Coal Corporation, as Issuer, and U.S. Bank National Association, as trustee (including form of 3.25% Convertible Senior Notes due 2013). (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, dated May 29, 2008.)

4.5	Indenture dated as of May 5, 2010 between Patriot Coal Corporation and Wilmington Trust Company, as trustee. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on May 5, 2010.)

4.6	First Supplemental Indenture dated May 5, 2010 among Patriot Coal Corporation, the guarantors party thereto and Wilmington Trust Company, trustee. (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed on May 5, 2010.)

4.7	Second Supplemental Indenture dated May 5, 2010 among Patriot Coal Corporation, the guarantors party thereto and Wilmington Trust Company, trustee. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K, filed on May 5, 2010.)

10.1	Tax Separation Agreement, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

10.2	Employee Matters Agreement, dated October 22, 2007, between Peabody Energy Corporation and Patriot Coal Corporation. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

Exhibit No.	Description of Exhibit

10.3	Coal Act Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC and Peabody Energy Corporation. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

10.4	Salaried Employee Liabilities Assumption Agreement, dated October 22, 2007, among Patriot Coal Corporation, Peabody Holding Company, LLC, Peabody Coal Company, LLC and Peabody Energy Corporation. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

10.5	Administrative Services Agreement, dated October 22, 2007, between Patriot Coal Corporation, Peabody Holding Company, LLC and Peabody Energy Corporation. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

10.6	Master Equipment Sublease Agreement, dated October 22, 2007, between Patriot Leasing Company LLC and PEC Equipment Company, LLC. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

10.7	Software License Agreement, dated October 22, 2007, between Patriot Coal Corporation and Peabody Energy Corporation. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

10.8	Throughput and Storage Agreement, dated October 22, 2007, among Peabody Terminals, LLC, James River Coal Terminal, LLC and Patriot Coal Sales LLC. (Incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

10.9	Conveyance and Assumption Agreement, dated October 22, 2007, among PEC Equipment Company, LLC, Central States Coal Reserves of Indiana, LLC, Central States Coal Reserves of Illinois, LLC, Cyprus Creek Land Company and Peabody Coal Company, LLC. (Incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

10.10	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and J. Joe Adorjan. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

10.11	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and B. R. Brown. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

10.12	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and John E. Lushefski. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

10.13	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Michael M. Scharf. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

10.14	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Robert O. Viets. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

10.15	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and Robb E. Turner. (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2008.)

10.16	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and John E. Erhard. (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 28, 2008.)

Exhibit No.	Description of Exhibit

10.17	Indemnification Agreement, dated July 24, 2008, between Patriot Coal Corporation and Michael P. Johnson. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on July 28, 2008.)

10.18	Indemnification Agreement, dated January 27, 2011, between Patriot Coal Corporation and Janiece M. Longoria. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on January 28, 2011.)

10.19	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Irl F. Engelhardt. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

10.20	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Richard M. Whiting. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

10.21	Indemnification Agreement, dated November 1, 2007, between Patriot Coal Corporation and Mark N. Schroeder. (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

10.22	Indemnification Agreement, dated October 23, 2012, between Patriot Coal Corporation and Bennett K. Hatfield. (Incorporated by reference to Exhibit 10.1of the Registrant’s Current Report on Form 8-K, filed on February 5, 2013.)

10.23	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Richard M. Whiting. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

10.24	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Mark N. Schroeder. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

10.25	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Charles A. Ebetino, Jr. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

10.26	Amendment to Employment Agreement between Patriot Coal Corporation and Charles A. Ebetino, Jr. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on February 6, 2009.)

10.27	Employment Agreement, dated October 31, 2007, between Patriot Coal Corporation and Joseph W. Bean. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

10.28	Amendment to Employment Agreement between Patriot Coal Corporation and Joseph W. Bean. (Incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K, filed on February 6, 2009.)

10.29	Employment Agreement, dated September 19, 2011, between Patriot Coal Corporation and Bennett K. Hatfield. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed on November 2, 2011.)

10.30	First Amendment to Employment Agreement between Patriot Coal Corporation and Bennett K. Hatfield. (Incorporated by reference to Exhibit 10.60 of the Registrant’s Annual Report on Form 10-K, filed on February 23, 2012.)

Exhibit No.	Description of Exhibit

10.31	Second Amendment to Employment Agreement between Patriot Coal Corporation and Bennett K. Hatfield. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2012.)

10.32	Third Amendment to Employment Agreement between Patriot Coal Corporation and Bennett K. Hatfield. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on February 5, 2013.)

10.33	Employment Agreement, dated as of May 28, 2012 between Patriot Coal Corporation and Irl F. Engelhardt. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2012.)

10.34	Purchase Agreement, dated May 21, 2008 by and among Patriot Coal Corporation and Citigroup Global Markets Inc. and Lehman Brothers Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on May 23, 2008.)

10.35	Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

10.36	First Amendment to the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K, filed on February 25, 2011.)

10.37	Patriot Coal Corporation Management Annual Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

10.38	Form of Non-Qualified Stock Option Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on October 29, 2007.)

10.39	Form of Restricted Stock Unit Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on October 29, 2007.)

10.40	Form of Restricted Stock Award Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on October 29, 2007.)

10.41	Form of Restricted Stock Award Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on January 4, 2010.)

10.42	Form of Restricted Stock Award Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on January 9, 2012.)

10.43	Form of Deferred Stock Unit Award Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed on October 29, 2007.)

10.44	Form of Performance-Based Restricted Stock Units Award Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on January 30, 2009.)

Exhibit No.	Description of Exhibit

10.45	Form of Non-Qualified Stock Option Agreement under the Patriot Coal Corporation 2007 Long-Term Equity Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on January 30, 2009.)

10.46	Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.18 of the Registrant’s Current Report on Form 8-K, filed on October 25, 2007.)

10.47	First Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-K, filed on February 24, 2010.)

10.48	Second Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.64 of the Registrant’s Annual Report on Form 10-K, filed on February 24, 2010.)

10.49	Third Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.65 of the Registrant’s Annual Report on Form 10-K, filed on February 24, 2010.)

10.50	Fourth Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 of the Registrant’s Annual Report on Form 10-K, filed on February 25, 2011.)

10.51	Fifth Amendment to the Patriot Coal Corporation Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.60 of the Registrant’s Annual Report on Form 10-K, filed on February 25, 2011.)

10.52	Patriot Coal Corporation 401(k) Retirement Plan, as Amended and Restated. (Incorporated by reference to Exhibit 10.61 of the Registrant’s Annual Report on Form 10-K, filed on February 25, 2011.)

10.53	Amendment to the Patriot Coal Corporation 401(k) Retirement Plan, dated as of March 5, 2012. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2012.)

10.54	Amendment to the Patriot Coal Corporation 401(k) Retirement Plan, dated as of June 21, 2012. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2012.)

10.55	Patriot Coal Corporation Supplemental 401(k) Retirement Plan. (Incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K, filed on November 6, 2007.)

10.56	First Amendment to the Patriot Coal Corporation Supplemental 401(k) Retirement Plan. (Incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-K, filed on February 25, 2011.)

10.57	Second Amendment to the Patriot Coal Corporation Supplemental 401(k) Retirement Plan. (Incorporated by reference to Exhibit 10.64 of the Registrant’s Annual Report on Form 10-K, filed on February 25, 2011.)

10.58	Third Amendment to the Patriot Coal Corporation Supplemental 401(k) Retirement Plan. (Incorporated by reference to Exhibit 10.65 of the Registrant’s Annual Report on Form 10-K, filed on February 25, 2011.)

10.59	Fourth Amendment to the Patriot Coal Corporation Supplemental 401(k) Retirement Plan. (Incorporated by reference to Exhibit 10.66 of the Registrant’s Annual Report on Form 10-K, filed on February 25, 2011.)

10.60*	Fifth Amendment to the Patriot Coal Corporation Supplemental 401(k) Retirement Plan.

10.61	Consent Decree between Ohio Valley Environmental Coalition, Inc., West Virginia Highlands Conservancy, Inc. and Sierra Club and Patriot Coal Corporation, Apogee Coal Company, LLC, Catenary Coal Company, LLC and Hobet Mining, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on January 23, 2012.)

Exhibit No.	Description of Exhibit

10.62	Modified Consent Decree between Ohio Valley Environmental Coalition, Inc., West Virginia Highlands Conservancy, Inc. and Sierra Club and Patriot Coal Corporation, Apogee Coal Company, LLC, Catenary Coal Company, LLC and Hobet Mining, LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on November 20, 2012.)

10.63	Global Settlement Agreement between Ohio Valley Environmental Coalition, Inc., West Virginia Highlands Conservancy, Inc. and Sierra Club and Patriot Coal Corporation. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on November 20, 2012.)

10.64	Superpriority Secured Debtor-in-Possession Revolving and Term Loan Credit Agreement dated July 9, 2012 among Patriot Coal Corporation, certain subsidiaries of Patriot Coal Corporation designated therein as guarantors, Citibank, N.A. as Administrative Agent, Citicorp North America, Inc., Barclays Bank PLC, New York Branch and Bank of America, N.A. as L/C Issuers and certain other lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on July 13, 2012.)

10.65	Amendment No. 1 dated as of August 7, 2012 to the Superpriority Secured Debtor-in-Possession Credit Agreement dated July 9, 2012 among Patriot Coal Corporation, certain subsidiaries of Patriot Coal Corporation designated therein as guarantors, Citibank, N.A., as Administrative Agent, Citicorp North America, Inc., Barclays Bank PLC, New York Branch and Bank of America, N.A., as L/C Issuers, and certain other lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on August 13, 2012.)

10.66	Amended and Restated Superpriority Secured Debtor-in-Possession Credit Agreement dated July 11, 2012 among Patriot Coal Corporation, Bank of America, N.A., as Administrative Agent and L/C Issuer and certain other lenders party thereto. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on July 13, 2012.)

10.67	Amended and Restated Guarantee dated July 11, 2012 made by Patriot Coal Corporation and certain subsidiaries of Patriot Coal Corporation designated therein as guarantors in favor of Bank of America, N.A. as Administrative Agent for the Lenders under the Amended and Restated Superpriority Secured Debtor-In-Possession Credit Agreement. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on July 13, 2012.)

10.68	Debtor-In-Possession Pledge and Security and Intercreditor Agreement dated July 11, 2012 among Patriot Coal Corporation, certain subsidiaries of Patriot Coal Corporation, Citibank, N.A. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed on July 13, 2012.)

10.69	Engagement Letter by and between Patriot Coal Corporation and AP Services, LLC, dated July 9, 2012. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2012.)

10.70	First Amendment to Engagement Letter by and between Patriot Coal Corporation and AP Services, LLC, dated July 17, 2012. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2012.)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic financial report by Patriot Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit

31.3**	Certification of periodic financial report by Patriot Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of periodic financial report by Patriot Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Executive Officer.

32.2*	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Patriot Coal Corporation’s Chief Financial Officer.

95.1*	Mine Safety Disclosure Exhibit

99.1	Patriot Coal Corporation Rights Adjustment Certificate dated July 28, 2008. (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed on July 28, 2008).

101***	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012, 2011 and 2010 and (vi) the Notes to the Consolidated Financial Statements.

*	Filed with Registrant’s Annual Report on Form 10-K, filed on February 22, 2013.
**	Filed herewith.
***	Furnished with the Registrant’s Annual Report on Form 10-K, filed on February 22, 2013.