Form 10-Q
period 2013-03-31
Patriot Coal CORP
filed 2013-05-09
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 92,398,668 shares of common stock with a par value of $0.01 per share outstanding on May 3, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Revenues
Sales	$340,125	$484,338
Other revenues	3,172	18,240
Total revenues	343,297	502,578
Costs and expenses
Operating costs and expenses	370,028	455,336
Depreciation, depletion and amortization	44,993	41,386
Asset retirement obligation expense	17,310	32,767
Sales contract accretion	—	(11,628)
Impairment and restructuring charge	(1,453)	32,861
Selling and administrative expenses	9,387	13,555
Net gain on disposal or exchange of assets	(2,735)	(1,511)
Loss (income) from equity affiliates	4,260	(980)
Operating loss	(98,493)	(59,208)
Interest expense and other	13,949	16,198
Interest income	(10)	(109)
Loss before reorganization items and income taxes	(112,432)	(75,297)
Reorganization items, net	3,470	—
Loss before income taxes	(115,902)	(75,297)
Income tax provision	—	—
Net loss	$(115,902)	$(75,297)

Weighted average shares outstanding, basic and diluted	92,408,555	91,851,630

Loss per share, basic and diluted	$(1.25)	$(0.82)

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Net loss	$(115,902)	$(75,297)
Accumulated actuarial loss and prior service credit realized in net loss	19,990	13,718
Net change in fair value of diesel fuel hedge	130	5,392
Realized gains of diesel fuel hedge	(257)	(988)
Other comprehensive income	19,863	18,122
Comprehensive loss	$(96,039)	$(57,175)

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$212,146	$333,929
Accounts receivable and other, net of allowance for doubtful accounts of $18 as of March 31, 2013 and December 31, 2012	126,819	105,135
Inventories	103,518	99,219
Deferred income taxes	56,449	65,036
Prepaid expenses and other current assets	31,012	37,406
Total current assets	529,944	640,725
Property, plant, equipment and mine development
Land and coal interests	2,893,813	2,892,799
Buildings and improvements	587,964	571,985
Machinery and equipment	773,731	767,749
Less accumulated depreciation, depletion and amortization	(1,169,001)	(1,130,027)
Property, plant, equipment and mine development, net	3,086,507	3,102,506
Cash collateralization deposits	64,990	64,990
Investments and other assets	32,238	30,586
Total assets	$3,713,679	$3,838,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$236,083	$247,489
Current maturities of long-term debt	378,090	375,409
Total current liabilities	614,173	622,898
Long-term debt, less current maturities	7,853	1,766
Deferred income taxes	56,449	65,036
Asset retirement obligations	729,004	720,461
Workers’ compensation obligations	257,082	254,680
Coal Act postretirement benefit obligations	87,805	87,805
Obligation to industry fund	33,464	34,278
Other noncurrent liabilities	21,310	22,805
Total liabilities not subject to compromise	1,807,140	1,809,729
Liabilities subject to compromise	2,234,326	2,262,307
Total liabilities	4,041,466	4,072,036
Stockholders’ deficit
Common stock ($0.01 par value; 300,000,000 shares authorized; 92,399,405 and 92,531,916 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	924	925
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012)	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012)	—	—
Additional paid-in capital	979,755	978,273
Retained deficit	(846,712)	(730,810)
Accumulated other comprehensive loss	(461,754)	(481,617)
Total stockholders’ deficit	(327,787)	(233,229)
Total liabilities and stockholders’ deficit	$3,713,679	$3,838,807

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(115,902)	$(75,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	44,993	41,386
Amortization of deferred financing costs	—	1,967
Amortization of debt discount	—	2,512
Sales contract accretion	—	(11,628)
Impairment and restructuring charge	(1,453)	32,376
Net gain on disposal or exchange of assets	(2,735)	(1,511)
Loss (income) from equity affiliates	4,260	(980)
Stock-based compensation expense	1,481	2,617
Non-cash reorganization items, net	(12,016)	—
Changes in current assets and liabilities:
Accounts receivable	(21,684)	55,074
Inventories	(4,051)	(52,448)
Other current assets	3,137	(16,243)
Accounts payable and accrued expenses	(20,347)	(38,796)
Asset retirement obligations	5,686	9,658
Workers’ compensation obligations	2,476	1,769
Postretirement benefit obligations	17,383	12,183
Obligation to industry fund	(615)	(750)
Other, net	(2,925)	(2,910)
Net cash used in operating activities	(102,312)	(41,021)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(15,996)	(29,975)
Additions to advance mining royalties	(2,006)	(5,403)
Acquisition	—	(2,530)
Proceeds from disposal or exchange of assets	2,509	1,511
Other	(367)	(130)
Net cash used in investing activities	(15,860)	(36,527)
Cash Flows From Financing Activities
Long-term debt payments	(2,423)	(1,182)
Deferred financing costs	—	(1,371)
Proceeds from employee stock programs	—	930
Coal reserve financing transaction	(1,188)	—
Net cash used in financing activities	(3,611)	(1,623)

Net decrease in cash and cash equivalents	(121,783)	(79,171)
Cash and cash equivalents at beginning of year	333,929	194,162
Cash and cash equivalents at end of period	$212,146	$114,991

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

(1) Basis of Presentation
Description of Business
Patriot Coal Corporation (Patriot, we, our or the Company) is engaged in the mining, preparation and sale of thermal coal primarily to electricity generators, and metallurgical coal, for sale to steel and coke producers. Our mining complexes and coal reserves are located in the eastern and midwestern United States (U.S.), primarily in West Virginia and Kentucky.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Patriot and its subsidiaries. All significant transactions, profits and balances have been eliminated between Patriot and its subsidiaries. Patriot operates in two domestic coal segments: Appalachia and the Illinois Basin. See Note 16 for our segment disclosures.
The accompanying condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three months ended March 31, 2013 may not necessarily be indicative of the results for the year ending December 31, 2013.

(2) Bankruptcy Proceedings
Chapter 11 Reorganization Filings
On July 9, 2012 (the Petition Date), Patriot Coal Corporation, as a stand-alone entity, and substantially all of its wholly-owned subsidiaries (the Filing Subsidiaries and, together with Patriot Coal Corporation, the Debtors) filed voluntary petitions for reorganization (the Chapter 11 Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York. On December 19, 2012, the U.S. Bankruptcy Court for the Southern District of New York entered an order transferring the bankruptcy cases to the U.S. Bankruptcy Court for the Eastern District of Missouri (the U.S. Bankruptcy Court for the Eastern District of Missouri and/or the U.S. Bankruptcy Court for the Southern District of New York, as applicable, the Bankruptcy Court). The Debtors’ Chapter 11 cases are being jointly administered under the caption In re: Patriot Coal Corporation, et al. (Case No. 12-51502) (the Bankruptcy Case). Our joint ventures and certain of our other subsidiaries (collectively, the Non-Debtor Subsidiaries) were not included in the Chapter 11 filing.
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
Bankruptcy Initiatives
In the nine months since the Petition Date, we have been working on multiple fronts to stabilize our business, address our unsustainable cost structure and preserve jobs and benefits for thousands of our workers. It is critical to the Debtors’ successful emergence from bankruptcy that we address excessive cash requirements of the legacy postretirement benefit obligations that have accumulated over the years and restructure wage and benefit programs to create a competitive labor and benefit cost structure.
Sections 1113 and 1114
In relation to the bankruptcy process and pursuant to Sections 1113 and 1114 of the Bankruptcy Code, we are seeking to renegotiate the terms of collective bargaining agreements between certain Patriot subsidiaries and the United Mine Workers of America (UMWA), as well as certain postretirement healthcare benefits. In November 2012, the Debtors commenced the Sections 1113 and 1114 process with the UMWA and began negotiating in good faith for consensual agreements that achieve the necessary level of labor cost and postretirement healthcare benefit savings. Given our need to restructure labor costs and postretirement healthcare benefits expeditiously, on March 14, 2013, the Debtors filed a motion with the Bankruptcy Court seeking to modify collective bargaining agreements with the UMWA and certain UMWA-related retiree benefits. The proposed modifications include the establishment of a Voluntary Employee Beneficiary Association (VEBA) trust to provide healthcare for UMWA-represented retirees, as well as changes to wages, benefits and work rules for UMWA-represented employees. The Bankruptcy Court hearing

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

on the Debtors’ motion began on April 29, 2013 and concluded on May 3, 2013. We expect the Bankruptcy Court will rule on the motion during the second quarter of 2013. In the meantime, we continue to work toward a consensual agreement with the UMWA.
The Debtors’ Section 1113 proposal seeks to adjust wages, benefits and work rules for their union employees to a level consistent with the regional labor market. As part of the proposal, we intend to offer our union employees the same healthcare benefits we provide to non-union employees.
We are also seeking to modify our payments for UMWA-related retiree healthcare liabilities. The Debtors’ Section 1114 proposal would transition certain UMWA-related healthcare obligations to a VEBA trust on January 1, 2014. Funding for the VEBA under the current proposal would consist of: (i) a 35% ownership stake in the reorganized company, (ii) profit sharing contributions up to a maximum of $300 million, (iii) a royalty contribution for every ton produced at all existing mining complexes, and (iv) a portion of future recoveries from litigation. We would also honor retiree medical obligations incurred prior to January 1, 2014 to allow sufficient time for the VEBA to be established. The VEBA trust would be designed and administered by the UMWA or the UMWA Health and Retirement Funds. The liability associated with these obligations totals $1.02 billion as of March 31, 2013 and December 31, 2012 and is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets.
Under our Section 1113 and 1114 proposals, we would continue to provide healthcare benefits for our entire active workforce and their eligible family members, and for more than 2,300 individuals who receive healthcare benefits pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (Coal Act). We spent approximately $14 million on Coal Act liabilities in 2012. The liabilities associated with these obligations are classified as liabilities not subject to compromise in the condensed consolidated balance sheets.
On March 14, 2013, Patriot filed a lawsuit against Peabody Energy Corporation (Peabody) and one of its subsidiaries. In connection with Patriot’s 2007 spinoff from Peabody, Peabody agreed to pay the healthcare costs associated with thousands of retirees and dependents who had been employed by Peabody entities that were transferred to Patriot in the spinoff. Recently, Peabody advised that it may seek to diminish or eliminate these obligations if Patriot obtains relief in bankruptcy. As a result, Patriot has sought a declaration from the Bankruptcy Court that any relief Patriot is able to obtain through the bankruptcy proceedings with respect to the healthcare benefits of its subsidiaries’ retirees will not relieve Peabody of its own liabilities with respect to the healthcare benefits of certain retirees. On April 5, 2013, Patriot filed a motion for summary judgment, seeking the above-referenced relief. On April 12, 2013, Peabody filed a motion to dismiss the lawsuit. The Bankruptcy Court hearing on the motions was held on April 29, 2013. We expect the Bankruptcy Court will rule on the lawsuit during the second quarter of 2013.
The Debtors are also seeking to avoid expected increases in the contribution rates under the United Mine Workers of America 1974 Pension Plan (the 1974 Pension Plan). In the event the Debtors are unable to avoid the expected increases in the contribution rates, they may withdraw from the 1974 Pension Plan. A withdrawal from the 1974 Pension Plan, or other contemplated modifications, will not affect pensioners’ receipt of payments from this multi-employer fund. Withdrawing from the 1974 Pension Plan will result in a liability under the Employee Retirement Security Act of 1974 (ERISA), but we project the long-term impact of such liability will be significantly less than future contributions to the 1974 Pension Plan.
Other Wage and Benefit Programs
On February 27, 2013, the Bankruptcy Court directed the appointment of an official committee of non-union retirees (the Retiree Committee), which has limited scope on diligence and cost absent additional Bankruptcy Court approval. The formation of the Retiree Committee was in response to the Debtors’ communication during late 2012 of an intent to file one or more motions with the Bankruptcy Court seeking approval to discontinue or modify certain non-union retiree healthcare and life insurance benefits for salaried and hourly, non-union retirees and employees.
On April 26, 2013, the Bankruptcy Court entered an order authorizing the Debtors to discontinue substantially all of their non-union retiree healthcare programs, eliminate retiree life insurance benefits for current non-union employees, and cap life insurance benefits for current non-union retirees. Pursuant to this order, the Debtors will contribute $250,000 in cash to a VEBA trust for the benefit of current non-union retirees, and, upon emergence from bankruptcy, contribute $3.75 million in equity of the reorganized company or cash to the VEBA. The VEBA trust will be designed and administered by the Retiree Committee. The liability associated with our non-union and salaried retiree healthcare and life insurance benefits totaled approximately $63 million as of March 31, 2013 and December 31, 2012 and is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets. We estimate approximately $14 million of this liability will remain upon the modification or termination of the plans addressed by this court order and will be reclassified to liabilities not subject to compromise in the second quarter of 2013.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

On March 15, 2013, the Bankruptcy Court authorized the Debtors to terminate the Patriot Coal Corporation Supplemental 401(k) Retirement Plan (the Supplemental 401(k) Plan) and on April 1, 2013, Patriot’s board of directors approved the termination of the Supplemental 401(k) Plan effective as of March 31, 2013. The Supplemental 401(k) Plan provided for certain salaried employees to defer a specified portion of their compensation until retirement and also provided an employer match and discretionary contribution based on Patriot’s performance. The Supplemental 401(k) Plan was unfunded and termination resulted in approximately $2.5 million of compensation deferrals being treated as pre-petition general unsecured claims rather than being paid in cash. As of March 31, 2013 and December 31, 2012, the liability associated with this plan is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets.
Bankruptcy Process
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
Rejected Contracts
Since the Petition Date, the Debtors have received approval from the Bankruptcy Court to reject a number of equipment leases and other executory contracts of various types. On January 15, 2013, the Debtors filed a motion for authorization to assume or reject all of their unexpired leases of nonresidential real property, including their coal reserve leases. Substantially all of their assumptions and rejections were subsequently approved by the Bankruptcy Court. We are working to resolve differences in cure amounts and certain other discreet issues with counterparties that objected to our motion. In conjunction with the assumption of these leases and payment of cure amounts, Patriot reclassified approximately $14 million of royalty and real estate tax accruals from “Liabilities subject to compromise” to liabilities not subject to compromise in the first quarter of 2013. We paid approximately $5.6 million in lease cure payments in the first quarter of 2013 and expect to make any unpaid cure amounts related to these leases in the second quarter of 2013.
The Debtors continue to review executory contracts and unexpired leases to determine which contracts will be rejected, assumed or renegotiated. We expect additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Due to the uncertain nature of many of the potential claims, we cannot project the magnitude of such claims with certainty. We also expect that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities subject to compromise to liabilities not subject to compromise.
Pre-Petition Claims
The Debtors have received approximately 4,000 proofs of claim, a portion of which assert, in part or in whole, unliquidated amounts. In the aggregate, total liquidated proofs of claim of approximately $134.5 billion have been filed against the Debtors. New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We are now in the process of reconciling such claims to the amounts listed in the Debtors’ books and records. Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claims.
Through the claims resolution process, we expect to identify a substantial number of claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have already been satisfied, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. As of March 31, 2013, we estimate that the claims resolution process will reduce the total liquidated proof of claims by approximately $132.9 billion, primarily due to redundant claims. As of May 3, 2013, the Debtors have filed with the Bankruptcy Court objections to claims totaling $28.5 million seeking orders to reduce claims by this amount. We continue to evaluate the filed claims and expect to continue to file claim objections with the Bankruptcy Court.
In addition, as a result of this process, we may identify additional liabilities that need to be recorded or reclassified to liabilities subject to compromise and will adjust amounts as necessary. Such adjustments may be material. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Plan of Reorganization
In order to successfully exit Chapter 11, the Debtors are required to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. In addition, a plan of reorganization will be voted on by certain holders of impaired claims. A plan of reorganization, among other things, would resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to emerging from bankruptcy.
On April 26, 2013, the Bankruptcy Court entered an order extending our exclusivity period to file a plan of reorganization to September 2, 2013. Our goal is to develop and propose a plan of reorganization that will receive support from our various constituencies. Additional work is necessary to develop such a plan and its timing is largely dependent on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings, including resolution of our labor contracts and legacy labor liabilities.
Under the distribution priorities established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.
Going Concern Matters
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared assuming we will continue as a going concern, although the Bankruptcy Case and weak industry conditions raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, market conditions and our ability to (i) improve profitability; (ii) negotiate savings or secure court-ordered relief under Sections 1113 and 1114 of the Bankruptcy Code; (iii) meet the financial covenants of the DIP Facilities (defined in Note 10) or obtain appropriate waivers; (iv) obtain financing to replace the DIP Facilities upon emergence; and (v) restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Court. In order to improve profitability, we continue to take actions to further reduce operating expenses and align our production to meet market demand. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.
Financial Reporting Considerations
For periods subsequent to filing the Chapter 11 Petitions, we have applied Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, “Reorganizations” (ASC 852), in preparing the condensed consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in “Reorganization items, net” on the condensed consolidated statement of operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified in “Liabilities subject to compromise” on the condensed consolidated balance sheets. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Reorganization Items
The Company’s reorganization items for the three months ended March 31, 2013 consist of the following:

Three Months Ended
March 31, 2013
(Dollars in thousands)
Professional fees	$15,493
Accounts payable settlement gains	(11,592)
Provision for rejected executory contracts and leases	(424)
Interest income	(7)
Reorganization items, net	$3,470
Professional fees are directly related to the reorganization and include fees associated with our advisors, the Creditors’ Committee and certain secured creditors. Net cash paid for reorganization items for the three months ended March 31, 2013 totaled $14.3 million, all of which related to professional fees. Interest income represents interest earned on investment of proceeds from DIP financing. Reorganization items exclude charges related to the restructuring of our operations, including mine closures and production cuts. See Note 4 for further details on restructuring charges.
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
Liabilities subject to compromise consist of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Postretirement benefit obligations, excluding Coal Act	$1,514,998	$1,517,284
Unsecured debt	458,500	458,500
Interest payable	4,838	4,838
Rejected executory contracts and leases	163,288	151,449
Trade payables	75,708	78,086
Other accruals	16,994	52,150
Liabilities subject to compromise	$2,234,326	$2,262,307
Other accruals primarily include liabilities subject to compromise related to accrued royalty payments, litigation reserves, employee claims and other operating accruals. Royalty and real estate tax cure payments on real property lease contract assumptions approved by the Bankruptcy Court were reclassified to liabilities not subject to compromise during the first quarter of 2013.
Debtor Financial Statements
The following unaudited condensed combined financial statements represent the financial statements for the Debtors only. The Company’s Non-Debtor Subsidiaries are accounted for as non-consolidated subsidiaries in these Debtor financial statements and, as such, their net loss is included in “Loss from non-debtor entities” in the condensed combined statement of operations and their net assets are included as “Investments in and advances to non-debtor entities” in the condensed combined balance sheets. The Debtors’ condensed combined financial statements have been prepared in accordance with the guidance in ASC 852.
Intercompany transactions between the Debtors have been eliminated in the condensed combined financial statements. Intercompany transactions between the Debtors and Non-Debtor Subsidiaries have not been eliminated in the Debtors’ condensed combined financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED COMBINED STATEMENT OF OPERATIONS - DEBTORS

Three Months Ended
March 31, 2013
(Dollars in thousands)
Revenues
Sales	$340,125
Other revenues	3,172
Total revenues	343,297
Costs and expenses
Operating costs and expenses	370,026
Depreciation, depletion and amortization	44,993
Asset retirement obligation expense	17,310
Impairment and restructuring charge	(1,453)
Selling and administrative expenses	9,387
Net gain on disposal or exchange of assets	(2,735)
Loss from non-debtor entities	4,262
Operating loss	(98,493)
Interest expense and other	13,949
Interest income	(10)
Loss before reorganization items and income taxes	(112,432)
Reorganization items, net	3,470
Loss before income taxes	(115,902)
Income tax provision	—
Net loss	$(115,902)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) - DEBTORS

Three Months Ended
March 31, 2013
(Dollars in thousands)

Net loss	$(115,902)
Accumulated actuarial loss and prior service credit realized in net loss	19,990
Net change in fair value of diesel fuel hedge	130
Realized gains of diesel fuel hedge	(257)
Other comprehensive income	19,863
Comprehensive loss	$(96,039)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

PATRIOT COAL CORPORATION
CONDENSED COMBINED BALANCE SHEETS - DEBTORS

	March 31, 2013	December 31, 2012
	(unaudited)
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$212,030	$333,175
Accounts receivable and other, net	126,819	105,135
Inventories	103,518	99,219
Deferred income taxes	56,449	65,036
Prepaid expenses and other current assets	30,805	36,734
Total current assets	529,621	639,299
Property, plant, equipment and mine development
Land and coal interests	2,893,813	2,892,799
Buildings and improvements	587,964	571,985
Machinery and equipment	773,731	767,749
Less accumulated depreciation, depletion and amortization	(1,169,001)	(1,130,027)
Property, plant, equipment and mine development, net	3,086,507	3,102,506
Cash collateralization deposits	64,990	64,990
Investments and other assets	11,882	6,193
Investments in and advances to non-debtor entities	17,570	23,428
Total assets	$3,710,570	$3,836,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$232,974	$245,098
Current maturities of long-term debt	378,090	375,409
Total current liabilities	611,064	620,507
Long-term debt, less current maturities	7,853	1,766
Deferred income taxes	56,449	65,036
Asset retirement obligations	729,004	720,461
Workers’ compensation obligations	257,082	254,680
Coal Act postretirement benefit obligations	87,805	87,805
Obligation to industry fund	33,464	34,278
Other noncurrent liabilities	21,310	22,805
Total liabilities not subject to compromise	1,804,031	1,807,338
Liabilities subject to compromise	2,234,326	2,262,307
Total liabilities	4,038,357	4,069,645
Total stockholders’ deficit	(327,787)	(233,229)
Total liabilities and stockholders’ deficit	$3,710,570	$3,836,416

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS - DEBTORS

Three Months Ended
March 31, 2013
(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(115,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	44,993
Impairment and restructuring charge	(1,453)
Net gain on disposal or exchange of assets	(2,735)
Loss from non-debtor entities	4,262
Stock-based compensation expense	1,481
Non-cash reorganization items, net	(12,016)
Changes in current assets and liabilities:
Accounts receivable	(21,684)
Inventories	(4,051)
Other current assets	2,670
Accounts payable and accrued expenses	(21,064)
Advances to non-debtor entities	1,596
Asset retirement obligations	5,686
Workers’ compensation obligations	2,476
Postretirement benefit obligations	17,383
Obligation to industry fund	(615)
Other, net	(3,068)
Net cash used in operating activities	(102,041)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(15,996)
Additions to advance mining royalties	(2,006)
Proceeds from disposal or exchange of assets	2,509
Net cash used in investing activities	(15,493)
Cash Flows From Financing Activities
Long-term debt payments	(2,423)
Coal reserve financing transaction	(1,188)
Net cash used in financing activities	(3,611)

Net decrease in cash and cash equivalents	(121,145)
Cash and cash equivalents at beginning of year	333,175
Cash and cash equivalents at end of period	$212,030

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

(3) Recent Accounting Pronouncements
Accumulated Comprehensive Loss
In February 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance that clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive loss. We adopted this guidance effective January 1, 2013. See Note 11.
Offsetting Assets and Liabilities
In December 2011, the FASB ratified authoritative guidance which mandates that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance was effective January 1, 2013 and did not affect our results of operations or financial condition.
Indefinite-lived Intangible Assets
In July 2012, the FASB issued authoritative guidance which reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should then perform a quantitative impairment test. This guidance was effective January 1, 2013 and did not affect our results of operations or financial condition.

(4) Impairment and Restructuring Charge
In 2010, we established a restructuring reserve for on-going contractual obligations related to the 2010 closure of the Harris No. 1 mine and the rationalization of the operations at the Rocklick mining complex in our Appalachia segment. In the first quarter of 2013, based on final resolution of these obligations, we recorded a $1.6 million reversal of certain estimated charges related to these events.
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

(5) Net Gain on Disposal or Exchange of Assets and Other Transactions
In the normal course of business, we enter into certain asset sales and exchange agreements.
In the first quarter of 2013, we sold certain non-strategic Appalachia coal mineral rights to a third party in exchange for cash resulting in a gain of $2.3 million.
In the first quarter of 2012, we sold certain non-strategic Appalachia gas and oil rights to a third party in exchange for cash resulting in a gain of $1.5 million.
Other Transactions
In the first quarter of 2012, we acquired Coventry Mining Services, LLC, and its subsidiaries, which employs the workforce for our Kanawha Eagle mining complex. The purchase price of $2.5 million was recorded as an intangible asset in accordance with asset acquisition authoritative guidance. The intangible asset is being amortized over the life of the mine where the workforce is located, which was estimated to be approximately 10 years.
“Other revenues” includes payments from customer settlements, royalties related to coal lease agreements and farm income. During the first quarter of 2012, certain customers requested to cancel or delay shipment of coal contracted for 2012 deliveries. In certain situations, we agreed to release the customer from their commitment in exchange for a cash settlement. In the first quarter of 2012, we recognized $7.0 million related to these cash settlements. During the first quarter of 2012, we also received $8.3 million related to the settlement of a customer contract dispute concerning coal deliveries in prior years.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

(6) Postretirement Benefit Costs
Net periodic postretirement benefit costs included the following components:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Service cost for benefits earned	$1,040	$1,383
Interest cost on accumulated postretirement benefit obligation	16,987	18,208
Amortization of actuarial losses	20,068	14,009
Amortization of prior service credit	(401)	(202)
Net periodic postretirement benefit costs	$37,694	$33,398

(7) Income Tax Provision
For the three months ended March 31, 2013 and 2012, we recorded no income tax provision. We anticipate a tax net operating loss for the year ending December 31, 2013 for which no benefit will be recognized.

(8) Earnings per Share
Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.
The effect of dilutive securities excludes certain stock options, restricted stock units and convertible debt-related shares because the inclusion of these securities was antidilutive to earnings per share. For the three months ended March 31, 2013 and 2012, no common stock equivalents were included in the computation of the diluted loss per share because we reported a net loss.
Accordingly, 2.1 million shares for the three months ended March 31, 2013 and 2.4 million shares for the three months ended March 31, 2012 related to stock-based compensation awards were excluded from the diluted loss per share calculation. In addition, 3.0 million common shares related to the convertible notes were excluded from the diluted loss per share calculation for both periods.

(9) Inventories
Inventories consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Materials and supplies	$52,520	$52,970
Saleable coal	29,385	27,197
Raw coal	21,613	19,052
Total	$103,518	$99,219

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

(10) Debt and Credit Facilities
Our total indebtedness consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Secured Debt
DIP First Out Term Loan, due 2013	$375,000	$375,000
Capital lease obligations	10,573	2,175
Promissory notes	370	—
Total secured debt, not subject to compromise	385,943	377,175
Unsecured Debt
8.25% Senior Notes, due 2018	250,000	250,000
3.25% Convertible Senior Notes, due 2013	200,000	200,000
Promissory notes	8,500	8,500
Total unsecured debt, subject to compromise	458,500	458,500
Total long-term debt	844,443	835,675
Less liabilities subject to compromise	(458,500)	(458,500)
Less current maturities of long-term debt	(378,090)	(375,409)
Long-term debt, less current maturities	$7,853	$1,766
DIP Financing
In connection with filing the Chapter 11 Petitions, the Debtors obtained and the Bankruptcy Court authorized post-petition financing, and for each Filing Subsidiary (other than EACC Camps, Inc.) and for Patriot Ventures LLC (collectively, the DIP Guarantors) to guaranty our obligations in connection with the DIP financing, up to an aggregate principal amount of $802.0 million, consisting of (a) a revolving credit loan in an amount not to exceed $125.0 million (First Out Revolving Credit Loan), (b) a term loan in the amount of $375.0 million (First Out Term Loan, and together with the First Out Revolving Credit Loan, the First Out Facility), and (c) a $302.0 million roll up of obligations under our pre-petition credit agreement in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility and, together with the First Out Facility, the DIP Facilities). The maturity date of the DIP Facilities is October 4, 2013, but may be extended to December 31, 2013 provided certain conditions are met. Since the Petition Date, any new wholly-owned subsidiaries of the Company have also been added as DIP Guarantors.
The DIP Facilities include financial covenants applicable to Patriot and its subsidiaries, including compliance with requirements relating to minimum cumulative consolidated EBITDA, as defined by the DIP Facilities, maximum capital expenditures and minimum liquidity. At March 31, 2013, we were in compliance with these financial covenants. Based on declines in metallurgical coal demand and prices experienced since the bankruptcy filing and the related effect on our current internal financial forecasts, we believe there is a substantial likelihood that we may not comply with the minimum cumulative consolidated EBITDA financial covenant beginning in the third quarter of 2013. Our financial forecasts are subject to significant variation due to the volatility in the coal markets, including demand and prices for our products, and uncertainties surrounding our restructuring initiatives, so our compliance with the minimum cumulative consolidated EBITDA financial covenant remains subject to market conditions and our ability to improve financial performance. Failure to comply with our financial covenants would be an event of default under the terms of our DIP Facilities. If an event of default occurs, we would need to negotiate an amendment or waiver from the lenders; however, there can be no assurances that we would be able to obtain such an amendment or waiver in the future.
At March 31, 2013, letters of credit totaling $57.8 million and $279.4 million were outstanding under the First Out Facility and the Second Out Facility, respectively.
Pre-Petition Credit Facilities
The filing of the Chapter 11 Petitions constituted an event of default under our pre-petition debt agreements and those obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petitions. Thus, the Debtors’ pre-petition unsecured long-term debt of $458.5 million is

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

included in “Liabilities subject to compromise” at March 31, 2013 and December 31, 2012. Since July 9, 2012, we have not recorded interest expense on unsecured debt that is subject to compromise. Contractual interest expense on pre-petition unsecured long-term debt from July 10, 2012 through March 31, 2013 was $34.4 million.
Capital Lease Obligations
Our capital lease obligations pertain to the financing of mining equipment used in operations. In the first quarter of 2013, Patriot amended certain existing operating leases allowing for transfer of ownership of the equipment at the end of the lease. As such, a carrying amount of approximately $10.6 million of additional capital lease obligations, net of imputed interest of $1.4 million, was recorded during the quarter ended March 31, 2013. Future minimum lease payments required under these capital leases are $1.5 million remaining in 2013, $2.5 million in 2014 and $5.8 million in 2015.

(11) Accumulated Other Comprehensive Loss
The following table sets forth the components of accumulated other comprehensive loss:

	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Credit Associated with Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
	(Dollars in thousands)
December 31, 2012	$(492,467)	$10,423	$427	$(481,617)
Unrealized gains (losses)	—	—	130	130
Reclassification from other comprehensive income to earnings (1)	20,391	(401)	(257)	19,733
Net other comprehensive income (loss)	20,391	(401)	(127)	19,863
March 31, 2013	$(472,076)	$10,022	$300	$(461,754)

(1)	Amounts were recorded to “Operating costs and expenses” in the unaudited condensed consolidated statement of operations and increased (decreased) net loss for the three months ended March 31, 2013.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

The following table summarizes the fair value of our remaining financial instruments:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$300	$427
Liabilities:
Fuel contracts, cash flow hedges	—	—
First Out Term Loan	376,875	378,750
$200 million of 3.25% Convertible Senior Notes due 2013 (Convertible Notes)	22,750	24,250
$250 million of 8.25% Senior Notes due 2018 (Senior Notes)	123,125	118,750
All of the instruments above were valued using Level 2 inputs. For additional disclosures regarding our fuel contracts, see Note 13. We utilized New York Mercantile Exchange (NYMEX) quoted market prices for the fair value measurement of these contracts, which reflects a Level 2 input. The fair value of the First Out Term Loan, Convertible Notes and the Senior Notes was estimated using the last traded value on the last day of each period, as provided by a third party.

(13) Derivatives
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
We have commodity price risk related to our diesel fuel purchases. To manage a portion of this risk, we enter into ultra low sulfur diesel swap contracts with financial institutions. The changes in diesel fuel prices and the prices of these financial instruments have historically been highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. We expect to purchase approximately 21 million gallons of diesel fuel across all operations in 2013. As of March 31, 2013, the notional amounts outstanding for our ultra low sulfur diesel swap contracts was 2.0 million gallons, all of which expire in 2013. During the fourth quarter of 2012, our outstanding contracts ceased to be highly effective due to impacts on diesel fuel prices from Hurricane Sandy. As such, we have recorded the change in fair value directly to earnings on a prospective basis and will continue to do so until the contract expires or effectiveness resumes. For the three months ended March 31, 2013, the prospective change in the fair value for the cash flow hedges deemed ineffective was immaterial. For the three months ended March 31, 2012, the portion of the fair value for the cash flow hedges deemed ineffective was immaterial.
For the three months ended March 31, 2013 and 2012, we recognized a net gain of $0.3 million and $1.0 million in earnings on settled contracts, respectively. Excluding the impact of our hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $2.1 million.
The fair value of our fuel contracts at March 31, 2013 and December 31, 2012 resulted in a current asset (Prepaid expenses and other current assets) of $0.3 million and $0.4 million, respectively. We utilized NYMEX quoted market prices for the fair value measurement of these contracts, which reflect a Level 2 fair value input.

(14) Guarantees
In 2010, we agreed to provide a limited guaranty of the payment and performance under certain loans entered into by one of our joint ventures. The loans were obtained to purchase equipment, which is pledged as collateral for the loans. The maximum term of the loans is through January 2016. The guaranteed portion of the loan balances at March 31, 2013 totaled $4.1 million.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

At March 31, 2013 and December 31, 2012, there was no carrying amount of the liability related to these guarantees on our condensed consolidated balance sheets based on the amount of exposure and the likelihood of required performance. The financial performance of our joint ventures is subject to market risks similar to our coal mining operations.
As of March 31, 2013, we have a receivable of approximately $1.1 million due from one of our joint ventures for royalties and utility usage.
During 2012, subsequent to filing Chapter 11 Petitions, we posted cash collateral for letters of credit under the DIP Facilities, resulting in $50.0 million in interest-bearing deposits. During 2011, Patriot posted a $15.0 million interest-bearing deposit with the U.S. Department of Labor (DOL) as collateral for occupational disease (black lung) workers’ compensation obligations related to certain of our subsidiaries. These deposits are recorded to “Cash collateralization deposits” on the accompanying condensed consolidated balance sheets.
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
Other Guarantees
We are the lessee or sublessee under numerous equipment and property leases. It is common in such commercial lease transactions for Patriot, as the lessee, to agree to indemnify the lessor for the value of the property or equipment leased, should the property be damaged or lost during the course of our operations. We expect that losses with respect to leased property would be covered by insurance (subject to deductibles). Patriot and certain of our subsidiaries have guaranteed other subsidiaries’ performance under their various lease obligations. Aside from indemnification of the lessor for the value of the property leased, our maximum potential obligations under these leases are equal to the respective future minimum lease payments and/or, in certain leases, liquidated damages, assuming no amounts could be recovered from third parties.

(15) Commitments and Contingencies
The Bankruptcy Case
On July 9, 2012, the Debtors filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the Chapter 11 Petitions, much of the pending litigation against the Debtors is stayed. Subject to certain exceptions and approval by the Bankruptcy Court, during the Chapter 11 process, no party can take further actions to recover pre-petition claims against the Debtors.
Commitments
As of March 31, 2013, purchase commitments for equipment totaled $30.3 million primarily related to longwall equipment replacements, capital rebuilds at our Highland mining complex and safety equipment upgrades throughout our operations.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Patriot has obligations related to the discharge of selenium in excess of allowable limits at certain mining operations. Although existing technology continues to evolve and new technologies are being considered for the treatment of selenium discharges in excess of allowable limits, there has been no proven technology to effectively treat selenium in coal mining discharges to the levels required in all the applications present at our operations. Additionally, we are currently involved in various legal proceedings related to compliance with the effluent selenium limits in our mining permits. As a result of these legal proceedings, we are subject to various consent decrees and court orders that require us to, among other things, meet certain compliance deadlines. As of March 31, 2013 and December 31, 2012, the liability related to selenium water treatment at outfalls with known exceedances was $449.0 million and $443.0 million, respectively, and reflects the estimated costs of the planned technology selections to be implemented and maintained at these operations. Further discussed below are the lawsuits in which we are involved and the various rulings and settlements related to these lawsuits, as well as the continued uncertainties related to these obligations, including the identification, implementation and cost of effective treatment technologies.
At March 31, 2013, environmental claims and litigation in connection with our various NPDES permits and related CWA requirements included the following:
West Virginia Department of Environmental Protection (WVDEP) Actions
In 2007, Hobet Mining, LLC (Hobet), one of our subsidiaries, was sued for exceedances of effluent limits contained in four of its NPDES permits in state court in Boone County, West Virginia by the WVDEP. We refer to this case as the Hobet WVDEP Action. This action addressed all effluent limits, including selenium, established by the permits. We entered into a settlement and consent order with the WVDEP, as subsequently modified, to extend coverage to two additional permits, achieve full compliance with the WVDEP permits by July 2012 and to study potential treatment alternatives for selenium. In May 2012, WVDEP and Hobet jointly requested an extension of the July 2012 compliance date while further refinements to the consent decree were discussed. The Boone County Circuit Court extended the compliance date while those discussions were ongoing.
On April 23, 2010, WVDEP filed a lawsuit against Catenary Coal Company, LLC (Catenary), one of our subsidiaries, in the Boone County Circuit Court in West Virginia. We refer to this case as the Catenary WVDEP Action. This lawsuit alleged that Catenary had discharged selenium from its surface mining operations in violation of certain of its NPDES and surface mining permits. WVDEP sought fines and penalties as well as injunctions prohibiting Catenary from discharging pollutants, including selenium, in violation of laws and NPDES permits. The permits contained in the Catenary WVDEP Action are also included in the February 2011 Litigation discussed below under “Federal Cases.” The Catenary WVDEP Action was consolidated with the Hobet WVDEP Action. In the first quarter of 2013, Patriot filed a modified consent decree with the WVDEP in Boone County seeking to align the compliance dates for the permits in the consolidated Hobet WVDEP Action and Catenary WVDEP Action with the compliance dates in the January 2012 comprehensive consent decree and subsequent modification discussed below. On April 9, 2013, the Boone County Circuit Court approved and signed this modified consent decree.
On June 11, 2010, WVDEP filed a lawsuit against Apogee Coal Company, LLC (Apogee), one of our subsidiaries, in the Logan County Circuit Court in West Virginia, alleging discharge of pollutants, including selenium, in violation of certain of its NPDES and Surface Mining Control and Reclamation Act (SMCRA) permits. We refer to this case as the Apogee WVDEP Action. The permits contained in the Apogee WVDEP Action are also included in the February 2011 Litigation discussed below. WVDEP is seeking fines and penalties as well as injunctions prohibiting Apogee from discharging pollutants, including selenium, in violation of laws and NPDES permits. No trial date is currently scheduled in the Apogee WVDEP Action and we remain engaged with the WVDEP regarding resolution of the Apogee WVDEP Action. The compliance deadline for outfalls covered by this lawsuit was addressed in the January 2012 comprehensive consent decree and subsequent modification, and we are taking steps to resolve this lawsuit on terms that are not inconsistent with the modified comprehensive consent decree as described below.
Federal Cases
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

The U.S. District Court entered a ruling on September 1, 2010 (the September 2010 Ruling) in both the Federal Apogee Case and the Federal Hobet Surface Mine No. 22 Case mandating the installation of selenium treatment systems at these sites.
In relation to the Federal Apogee Case and based on the September 2010 Ruling, Apogee has installed a Fluidized Bed Reactor (FBR) water treatment facility for three outfalls and was required to come into compliance with applicable selenium discharge limits at these three outfalls by March 1, 2013. We completed the construction of this facility and began operating the facility in the first quarter of 2013. This is a first-of-its-kind application of this treatment technology to coal mining discharges at full scale water flows. Accordingly, the facility has been subjected to an extended startup and commissioning phase. Because of the uncertainties surrounding the use of FBR technology to remove selenium or any other chemical elements at coal mining operations and due to the variable conditions encountered during startup, the system will require significant monitoring and, as applicable, adjusting over the first several months of operations. Apogee met its March 1, 2013 deadline to comply with the terms of the court order and will continue monitoring and testing the facility. As of March 31, 2013, we have spent approximately $45.3 million on the installation of the Apogee FBR facility and the total expenditures are estimated to be approximately $48.0 million.
In relation to the Federal Hobet Surface Mine No. 22 Case and as part of the September 2010 Ruling, Patriot identified the Advanced Biological Metals Removal System (ABMet) as the selenium treatment technology to be utilized at the Hobet Surface Mine No. 22 outfall. This ruling initially required compliance with applicable discharge limits under the permit by May 1, 2013. The December 2012 Modified Comprehensive Consent Decree, as defined and discussed below, extended the compliance deadline for this outfall to August 1, 2014. We began construction on the facility in the second quarter of 2012. As of March 31, 2013, we have spent approximately $5.7 million on the Hobet ABMet water treatment facility and total expenditures are estimated to be approximately $25.0 million.
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
In December 2012 and January 2013, the Bankruptcy Court and the U.S. District Court approved an agreement between Patriot and OVEC and other environmental groups to extend the Hobet Surface Mine No. 22 outfall compliance date to August 1, 2014. In addition, a 12-month extension of each of the technology selection and specified compliance dates in the January 2012 comprehensive consent decree was approved (as modified, the Modified Comprehensive Consent Decree); such technology selection and compliance dates, as extended, are set forth below. Extension of the deadlines allows us to defer spending and maintain liquidity during the bankruptcy proceedings and provides additional time for alternative treatment technologies and solutions to develop.
The Modified Comprehensive Consent Decree, which was entered by the U.S. District Court in January 2013, separates the specified outfalls into categories based on the average gallons per minute water flow at each outfall and requires that we select water treatment technology alternatives by category. Additionally, we agreed to, among other things, come into compliance with applicable selenium discharge limits at each outfall in the category beginning with the first category by March 15, 2015 and ending with the last category by March 15, 2018. The Modified Comprehensive Consent Decree established the following framework under which we will interface with the plaintiffs with respect to the identified permits and outfalls:

Category/Gallons Per Minute	Technology Selection Date	Specified Compliance Date
I / 0-200	September 1, 2013	March 15, 2015
II / 201-400	December 31, 2013	March 15, 2016
III / 401-600	March 31, 2014	December 15, 2016
IV / 601-1000	September 1, 2014	May 15, 2017
V / 1000 +	September 1, 2015	March 15, 2018

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Continued Uncertainties Related to Selenium Water Treatment Obligations
Prior to our pilot project performed in 2010, FBR technology required under the September 2010 Ruling had not been used to remove selenium or any other minerals discharged at coal mining operations, but had been successful in other industrial applications. The FBR water treatment facility is the first facility constructed for selenium removal on a commercial scale. Neither the FBR technology nor ABMet technology to be utilized at the Hobet Surface Mine No. 22 outfall has been proven effective on a sustained full-scale commercial basis at coal mining operations, and there can be no assurance that either of these technologies will be successful under all variable conditions experienced at our mining operations.
The liability to treat selenium discharges at outfalls not addressed in the September 2010 Ruling, including the outfalls specified in the Modified Comprehensive Consent Decree, is based on the installation and operating costs of an Iron Facilitated Selenium Reduction (IFSeR) water treatment system. There is significant uncertainty as to whether IFSeR or any other technology could be utilized to achieve compliance at these outfalls, particularly those with higher average water flows. However, IFSeR technology is currently the treatment technology that is best adapted for installation and operation under the various site-specific conditions at our outfalls. We are also assessing selenium treatment technologies being installed by other coal mining companies to determine their applicability and effectiveness at removing selenium from coal mining discharges. Additionally, we continue to refine the IFSeR treatment systems to obtain efficiencies in both selenium removal and cost. Improvements to the efficiencies of the IFSeR system or any other treatment approaches that are selected for implementation at our outfalls may affect the amount of the liability in the future and we will adjust it as necessary.
If IFSeR systems are not ultimately successful in treating the effluent selenium exceedances at the outfalls covered by the WVDEP actions and the Modified Comprehensive Consent Decree, we may be required to install alternative treatment solutions. Alternative technology solutions that we may ultimately select are still in the early phases of development and their related costs cannot be reasonably estimated at this time. The cost of other water treatment solutions could be materially different than the costs reflected in our liability. Furthermore, costs associated with potential modifications to IFSeR or the scale of our current IFSeR systems could also cause the costs to be materially different than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time. Potential installations of selenium treatment alternatives are further complicated by the variable geological, topographical and water flow considerations of each individual outfall.
While we are actively continuing to explore treatment options, there can be no assurance as to if or when a definitive solution will be identified and implemented for outfalls covered by the WVDEP actions and the Modified Comprehensive Consent Decree. As a result, actual costs may differ from our current estimates. We will make additional adjustments to our liability when it becomes probable that we will utilize a different technology or modify the current technology, whether due to developments in our ongoing research, technology changes, further modifications pursuant to the Modified Comprehensive Consent Decree or other legal obligations to do so. Additionally, there are no assurances we will meet the timetable stipulated in the various court orders, consent decrees and permits to which we are subject.
With respect to all outfalls with known exceedances for selenium or any other parameter, including the specific sites discussed above, any failure to meet the deadlines set forth in our consent decrees or established by the federal government, the U.S. District Court or the State of West Virginia or to otherwise comply with our permits could result in (i) further litigation against us; (ii) an inability to obtain new permits or to maintain existing permits, which could impact our ability to mine our coal reserves; and (iii) the imposition of significant and material fines and penalties or other costs; all of which could materially adversely affect our financial condition, results of operations and cash flows.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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
Other Litigation and Investigations
In connection with our bankruptcy proceedings, on March 14, 2013, Patriot filed a lawsuit against Peabody Energy Corporation (Peabody) and one of its subsidiaries. In connection with Patriot’s 2007 spinoff from Peabody, Peabody agreed to pay the healthcare costs associated with thousands of retirees and dependents who had been employed by Peabody entities that were transferred to Patriot in the spinoff. Recently, Peabody advised that it may seek to diminish or eliminate these obligations if Patriot obtains relief in bankruptcy. As a result, Patriot has sought a declaration from the Bankruptcy Court that any relief Patriot is able to obtain through the bankruptcy proceedings with respect to the healthcare benefits of its subsidiaries’ retirees will not relieve Peabody of its own liabilities with respect to the healthcare benefits of certain retirees. On April 5, 2013, Patriot filed a motion for summary judgment, seeking the above-referenced relief. On April 12, 2013, Peabody filed a motion to dismiss the lawsuit. The Bankruptcy Court hearing on the motions was held on April 29, 2013. We expect the Bankruptcy Court will rule on the lawsuit during the second quarter of 2013.
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
Apogee has been sued, along with eight other defendants, including Monsanto Company (Monsanto), Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. In total, 243 similar lawsuits have been served on Apogee, which are identical except for the named plaintiff. Each lawsuit alleges personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical,

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of March 31, 2013, 51 of the lawsuits have been dismissed. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.
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
In late January 2010, the U.S. Attorney’s office and the State of West Virginia began investigations relating to one or more of our employees making inaccurate entries in official mine records at our Federal No. 2 mine. We terminated one employee and two other employees resigned after being placed on administrative leave. The terminated employee subsequently admitted to falsifying inspection records and has been cooperating with the U.S. Attorney’s office. In April 2010, we received a federal subpoena requesting methane detection systems equipment used at our Federal No. 2 mine since July 2008 and the results of tests performed on the equipment since that date. We provided the equipment and information as required by the subpoena. We have not received any additional requests for information. In January 2012, the terminated employee filed a civil lawsuit against us alleging retaliatory discharge and intentional infliction of emotional distress. Additionally, in January 2012, five employees filed a purported class action lawsuit against us and the terminated employee seeking compensation for lost wages, emotional distress, and punitive damages for the alleged intentional violation of employee safety at the mine. However, in late March 2013, the court dismissed the purported class action lawsuit. We continue to vigorously defend the remaining civil lawsuit, the potential impact of which cannot be estimated at this time. The remaining civil lawsuit is currently stayed due to the bankruptcy of one or more defendants.
The outcome of other litigation and investigations is subject to numerous uncertainties. Based on our evaluation of the issues and their potential impact, the amount of any future loss cannot be reasonably estimated. However, based on current information, we believe these matters are likely to be resolved without a material adverse effect on our financial condition, results of operations and cash flows.

(16) Segment Information
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

	Three Months Ended March 31,
	2013	2012
(% of total sales volume - tons)
Sales to electricity generators	72%	79%
Sales to steel & coke producers	28%	21%
Export sales	52%	40%

(Dollars in thousands)
Revenues attributable to foreign countries, based on where product shipped	$170,800	$209,800
For the three months ended March 31, 2013 and 2012, there were no material revenues attributable to any individual foreign country for which we can determine the final destination of the shipment. For certain sales made through third-party arrangements, it is impracticable to determine the ultimate destination and customer.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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
Operating segment results for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31, 2013
	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$293,122	$50,175	$—	$343,297
Adjusted EBITDA	16,533	2,587	(56,763)	(37,643)
Additions to property, plant, equipment and mine development	9,858	6,138	—	15,996
Loss from equity affiliates	(4,260)	—	—	(4,260)

	Three Months Ended March 31, 2012
	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$407,417	$95,161	$—	$502,578
Adjusted EBITDA	83,798	12,899	(60,519)	36,178
Additions to property, plant, equipment and mine development	26,702	3,260	13	29,975
Income from equity affiliates	980	—	—	980
A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Adjusted EBITDA	$(37,643)	$36,178
Depreciation, depletion and amortization	(44,993)	(41,386)
Asset retirement obligation expense	(17,310)	(32,767)
Sales contract accretion	—	11,628
Impairment and restructuring charge	1,453	(32,861)
Interest expense and other	(13,949)	(16,198)
Interest income	10	109
Reorganization items, net	(3,470)	—
Income tax provision	—	—
Net loss	$(115,902)	$(75,297)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$340,125	$—	$—	$340,125
Other revenues	—	3,172	—	—	3,172
Total revenues	—	343,297	—	—	343,297
Costs and expenses
Operating costs and expenses	—	370,028	—	—	370,028
Depreciation, depletion and amortization	—	44,993	—	—	44,993
Asset retirement obligation expense	—	17,310	—	—	17,310
Sales contract accretion	—	—	—	—	—
Impairment and restructuring charge	—	(1,453)	—	—	(1,453)
Selling and administrative expenses	2,882	6,505	—	—	9,387
Net gain on disposal or exchange of assets	—	(2,735)	—	—	(2,735)
Loss from equity affiliates	103,680	4,260	—	(103,680)	4,260
Operating loss	(106,562)	(95,611)	—	103,680	(98,493)
Interest expense and other	9,357	4,592	—	—	13,949
Interest income	(10)	—	—	—	(10)
Loss before reorganization items and income taxes	(115,909)	(100,203)	—	103,680	(112,432)
Reorganization items, net	(7)	3,477	—	—	3,470
Loss before income taxes	(115,902)	(103,680)	—	103,680	(115,902)
Income tax provision	—	—	—	—	—
Net loss	$(115,902)	$(103,680)	$—	$103,680	$(115,902)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$484,338	$—	$—	$484,338
Other revenues	—	18,240	—	—	18,240
Total revenues	—	502,578	—	—	502,578
Costs and expenses
Operating costs and expenses	—	455,336	—	—	455,336
Depreciation, depletion and amortization	—	41,386	—	—	41,386
Asset retirement obligation expense	—	32,767	—	—	32,767
Sales contract accretion	—	(11,628)	—	—	(11,628)
Impairment and restructuring charge	—	32,861	—	—	32,861
Selling and administrative expenses	5,798	7,757	—	—	13,555
Net gain on disposal or exchange of assets	—	(1,511)	—	—	(1,511)
Loss (income) from equity affiliates	57,678	(980)	—	(57,678)	(980)
Operating loss	(63,476)	(53,410)	—	57,678	(59,208)
Interest expense and other	11,891	4,307	385	(385)	16,198
Interest income	(70)	(39)	(385)	385	(109)
Loss before reorganization items and income taxes	(75,297)	(57,678)	—	57,678	(75,297)
Reorganization items, net	—	—	—	—	—
Loss before income taxes	(75,297)	(57,678)	—	57,678	(75,297)
Income tax provision	—	—	—	—	—
Net loss	$(75,297)	$(57,678)	$—	$57,678	$(75,297)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Net loss	$(115,902)	$(103,680)	$—	$103,680	$(115,902)
Accumulated actuarial loss and prior service credit realized in net loss	—	19,990	—	—	19,990
Net change in fair value of diesel fuel hedge	130	—	—	—	130
Realized gains of diesel fuel hedge	(257)	—	—	—	(257)
Other comprehensive income (loss)	(127)	19,990	—	—	19,863
Comprehensive loss	$(116,029)	$(83,690)	$—	$103,680	$(96,039)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Net loss	$(75,297)	$(57,678)	$—	$57,678	$(75,297)
Accumulated actuarial loss and prior service credit realized in net loss	—	13,718	—	—	13,718
Net change in fair value of diesel fuel hedge	5,392	—	—	—	5,392
Realized gains of diesel fuel hedge	(988)	—	—	—	(988)
Other comprehensive income	4,404	13,718	—	—	18,122
Comprehensive loss	$(70,893)	$(43,960)	$—	$57,678	$(57,175)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$211,926	$220	$—	$—	$212,146
Accounts receivable and other, net	59	126,760	—	—	126,819
Inventories	—	103,518	—	—	103,518
Deferred income taxes	56,449	—	—	—	56,449
Prepaid expenses and other current assets	1,583	29,429	—	—	31,012
Total current assets	270,017	259,927	—	—	529,944
Property, plant, equipment and mine development
Land and coal interests	—	2,893,813	—	—	2,893,813
Buildings and improvements	—	587,964	—	—	587,964
Machinery and equipment	492	773,239	—	—	773,731
Less accumulated depreciation, depletion and amortization	(8)	(1,168,993)	—	—	(1,169,001)
Property, plant, equipment and mine development, net	484	3,086,023	—	—	3,086,507
Cash collateralization deposits	64,990	—	—	—	64,990
Investments, intercompany and other assets	695,909	(299,834)	—	(363,837)	32,238
Total assets	$1,031,400	$3,046,116	$—	$(363,837)	$3,713,679
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$3,972	$232,111	$—	$—	$236,083
Current maturities of long-term debt	375,170	2,920	—	—	378,090
Total current liabilities	379,142	235,031	—	—	614,173
Long-term debt, less current maturities	200	7,653	—	—	7,853
Deferred income taxes	56,449	—	—	—	56,449
Asset retirement obligations	—	729,004	—	—	729,004
Workers’ compensation obligations	—	257,082	—	—	257,082
Coal Act postretirement benefit obligations	—	87,805	—	—	87,805
Obligation to industry fund	—	33,464	—	—	33,464
Other noncurrent liabilities	139	21,171	—	—	21,310
Total liabilities not subject to compromise	435,930	1,371,210	—	—	1,807,140
Liabilities subject to compromise	461,692	1,772,634	—	—	2,234,326
Total liabilities	897,622	3,143,844	—	—	4,041,466
Stockholders’ equity (deficit)	133,778	(97,728)	—	(363,837)	(327,787)
Total liabilities and stockholders’ equity (deficit)	$1,031,400	$3,046,116	$—	$(363,837)	$3,713,679

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$333,041	$888	$—	$—	$333,929
Accounts receivable and other, net	125	105,010	—	—	105,135
Inventories	—	99,219	—	—	99,219
Deferred income taxes	65,036	—	—	—	65,036
Prepaid expenses and other current assets	2,253	35,153	—	—	37,406
Total current assets	400,455	240,270	—	—	640,725
Property, plant, equipment and mine development
Land and coal interests	—	2,892,799	—	—	2,892,799
Buildings and improvements	—	571,985	—	—	571,985
Machinery and equipment	—	767,749	—	—	767,749
Less accumulated depreciation, depletion and amortization	—	(1,130,027)	—	—	(1,130,027)
Property, plant, equipment and mine development, net	—	3,102,506	—	—	3,102,506
Cash collateralization deposits	64,990	—	—	—	64,990
Investments, intercompany and other assets	692,771	(194,668)	—	(467,517)	30,586
Total assets	$1,158,216	$3,148,108	$—	$(467,517)	$3,838,807
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$8,024	$239,465	$—	$—	$247,489
Current maturities of long-term debt	375,000	409	—	—	375,409
Total current liabilities	383,024	239,874	—	—	622,898
Long-term debt, less current maturities	—	1,766	—	—	1,766
Deferred income taxes	65,036	—	—	—	65,036
Asset retirement obligations	—	720,461	—	—	720,461
Workers’ compensation obligations	—	254,680	—	—	254,680
Coal Act postretirement benefit obligations	—	87,805	—	—	87,805
Obligation to industry fund	—	34,278	—	—	34,278
Other noncurrent liabilities	139	22,666	—	—	22,805
Total liabilities not subject to compromise	448,199	1,361,530	—	—	1,809,729
Liabilities subject to compromise	461,202	1,801,105	—	—	2,262,307
Total liabilities	909,401	3,162,635	—	—	4,072,036
Stockholders’ equity (deficit)	248,815	(14,527)	—	(467,517)	(233,229)
Total liabilities and stockholders’ equity (deficit)	$1,158,216	$3,148,108	$—	$(467,517)	$3,838,807

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash used in operating activities	$(14,180)	$(88,132)	$—	$—	$(102,312)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(15,996)	—	—	(15,996)
Additions to advance mining royalties	—	(2,006)	—	—	(2,006)
Proceeds from disposal or exchange of assets	—	2,509	—	—	2,509
Other	—	(367)	—	—	(367)
Net cash used in investing activities	—	(15,860)	—	—	(15,860)

Cash Flows From Financing Activities
Long-term debt payments	(125)	(2,298)	—	—	(2,423)
Coal reserve financing transaction	—	(1,188)	—	—	(1,188)
Intercompany transactions	(106,810)	106,810	—	—	—
Net cash provided by (used in) financing activities	(106,935)	103,324	—	—	(3,611)

Net decrease in cash and cash equivalents	(121,115)	(668)	—	—	(121,783)
Cash and cash equivalents at beginning of year	333,041	888	—	—	333,929
Cash and cash equivalents at end of period	$211,926	$220	$—	$—	$212,146

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash used in operating activities	$(3,665)	$(37,356)	$—	$—	$(41,021)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(29,975)	—	—	(29,975)
Additions to advance mining royalties	—	(5,403)	—	—	(5,403)
Acquisition	—	(2,530)	—	—	(2,530)
Proceeds from disposal or exchange of assets	—	1,511	—	—	1,511
Other	—	(130)	—	—	(130)
Net cash used in investing activities	—	(36,527)	—	—	(36,527)

Cash Flows From Financing Activities
Long-term debt payments	—	(1,182)	—	—	(1,182)
Deferred financing costs	(1,371)	—	—	—	(1,371)
Proceeds from employee stock programs	930	—	—	—	930
Intercompany transactions	(75,609)	75,609	—	—	—
Net cash provided by (used in) financing activities	(76,050)	74,427	—	—	(1,623)

Net increase (decrease) in cash and cash equivalents	(79,715)	544	—	—	(79,171)
Cash and cash equivalents at beginning of year	193,882	280	—	—	194,162
Cash and cash equivalents at end of period	$114,167	$824	$—	$—	$114,991

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

•
negotiation of labor contracts, labor availability and relations, including negotiations with the UMWA related to Sections 1113 and 1114 of the Bankruptcy Code, which could result in labor disruptions, work stoppages or slowdowns;

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

•
employee attrition and our ability to retain senior management and key personnel, including our ability to provide adequate compensation and benefits, due to the distractions and uncertainties of the Chapter 11 proceedings;

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

•	the outcome of pending or future litigation;

•	changes to the costs to provide healthcare to eligible active employees and certain retirees under postretirement benefit obligations;

•	increases to contribution requirements to multi-employer retiree healthcare and pension plans;

•	customer performance and credit risks;

•	inflationary trends, including those impacting materials used in our business;

•	downturns in consumer and commercial spending;

•	supplier performance, and the availability and cost of key equipment and commodities;

•	availability and costs of transportation;

•	our ability to respond to changing customer preferences;

•	the effects of mergers, acquisitions and divestitures, including our ability to successfully realize assets for amounts similar to those reflected in our condensed consolidated financial statements;

•	competition in our industry;

•	our ability to replace proven and probable coal reserves;

•	interest rate fluctuation;

•	wars and acts of terrorism or sabotage;

•	impact of pandemic illness; and

•	other factors, including those discussed in Legal Proceedings set forth in Part I, Item 3 of our 2012 Annual Report on Form 10-K and Part II, Item 1 of this report.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in Part I, Item 1A. Risk Factors of our 2012 Annual Report on Form 10-K. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in, contemplated or implied by our forward-looking statements. We do not undertake any obligation (and expressly disclaim any such obligation) to update or revise the forward-looking statements, except as required by federal securities laws.

Overview
We are a producer of coal in the eastern U.S., with operations and coal reserves in the Appalachia and the Illinois Basin coal regions. Our principal business is the mining, preparation and sale of thermal and metallurgical coal. Thermal coal is primarily sold to electricity generators, and metallurgical coal is sold to steel mills and independent coke producers. As of March 31, 2013, our operations consisted of eleven active mining complexes, which include company-operated mines, a contractor-operated mine and coal preparation facilities. The Appalachia and Illinois Basin segments consist of our operations in West Virginia and Kentucky, respectively.
We ship coal to electricity generators, industrial users, steel mills and independent coke producers, as well as brokers that ultimately sell the coal to these same types of customers. In the first three months of 2013, we sold 5.1 million tons of coal, of which 72% was sold to domestic and global electricity generators and 28% was sold to domestic and global steel and coke producers. In the first three months of 2012, we sold 6.3 million tons of coal, of which 79% was sold to domestic and global electricity generators and 21% was sold to domestic and global steel and coke producers. Export sales were 52% and 40% of our total volume in the first three months of 2013 and 2012, respectively. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.
Our mining operations and coal reserves are as follows:
•Appalachia. As of March 31, 2013, we had eight active mining complexes located in Boone, Lincoln, Logan, Kanawha, and Raleigh counties in southern West Virginia. In northern West Virginia, we have one mining complex located in Monongalia County. In Appalachia, we sold 4.1 million tons of coal in the three months ended March 31, 2013. As of December 31, 2012, we controlled approximately 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 492 million tons were assigned to current operations.
•Illinois Basin. As of March 31, 2013, we had two active mining complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 1.0 million tons of coal in the three months ended March 31, 2013. As of December 31, 2012, we controlled 658 million tons of proven and probable coal reserves in the Illinois Basin, of which 119 million tons were assigned to current operations.

Bankruptcy Proceedings
On July 9, 2012 (the Petition Date), Patriot Coal Corporation, as a stand-alone entity, and substantially all of its wholly-owned subsidiaries (the Filing Subsidiaries and, together with Patriot Coal Corporation, the Debtors) filed voluntary petitions for reorganization (the Chapter 11 Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York. On December 19, 2012, the U.S. Bankruptcy Court for the Southern District of New York entered an order transferring the bankruptcy cases to the U.S. Bankruptcy Court for the Eastern District of Missouri (the U.S. Bankruptcy Court for the Eastern District of Missouri and/or the U.S. Bankruptcy Court for the Southern District of New York, as applicable, the Bankruptcy Court). The Debtors’ Chapter 11 cases are being jointly administered under the caption In re: Patriot Coal Corporation, et al. (Case No. 12-51502) (the Bankruptcy Case). Our joint ventures and certain of our other subsidiaries (collectively, the Non-Debtor Subsidiaries) were not included in the Chapter 11 filing.
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
Bankruptcy Initiatives
In the nine months since the Petition Date, we have been working on multiple fronts to stabilize our business, address our unsustainable cost structure and preserve jobs and benefits for thousands of our workers. Significant steps have been taken operationally as discussed in Results of Operations. Additionally, it is critical to the Debtors’ successful emergence from bankruptcy that we address excessive cash requirements of the legacy postretirement benefit obligations that have accumulated over the years and restructure wage and benefit programs to create a competitive labor and benefit cost structure.
Sections 1113 and 1114
In relation to the bankruptcy process and pursuant to Sections 1113 and 1114 of the Bankruptcy Code, we are seeking to renegotiate the terms of collective bargaining agreements between certain Patriot subsidiaries and the United Mine Workers of America (UMWA), as well as certain postretirement healthcare benefits. In November 2012, the Debtors commenced the Sections 1113 and 1114 process with the UMWA and began negotiating in good faith for consensual agreements that achieve the necessary level of labor cost and postretirement healthcare benefit savings. Given our need to restructure labor costs and postretirement healthcare benefits expeditiously, on March 14, 2013, the Debtors filed a motion with the Bankruptcy Court seeking to modify collective bargaining agreements with the UMWA and certain UMWA-related retiree benefits. The proposed modifications include the establishment of a Voluntary Employee Beneficiary Association (VEBA) trust to provide healthcare for UMWA-represented retirees, as well as changes to wages, benefits and work rules for UMWA-represented employees. The Bankruptcy Court hearing on the Debtors’ motion began on April 29, 2013 and concluded on May 3, 2013. We expect the Bankruptcy Court will rule on the motion during the second quarter of 2013. In the meantime, we continue to work toward a consensual agreement with the UMWA.
The Debtors’ Section 1113 proposal seeks to adjust wages, benefits and work rules for their union employees to a level consistent with the regional labor market. As part of the proposal, we intend to offer our union employees the same healthcare benefits we provide to non-union employees.
We are also seeking to modify our payments for UMWA-related retiree healthcare liabilities. The Debtors’ Section 1114 proposal would transition certain UMWA-related healthcare obligations to a VEBA trust on January 1, 2014. Funding for the VEBA under the current proposal would consist of: (i) a 35% ownership stake in the reorganized company, (ii) profit sharing contributions up to a maximum of $300 million, (iii) a royalty contribution for every ton produced at all existing mining complexes, and (iv) a portion of future recoveries from litigation. We would also honor retiree medical obligations incurred prior to January 1, 2014 to allow sufficient time for the VEBA to be established. The VEBA trust would be designed and administered by the UMWA or the UMWA Health and Retirement Funds. The liability associated with these obligations totals $1.02 billion as of March 31, 2013 and December 31, 2012 and is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets.
Under our Section 1113 and 1114 proposals, we would continue to provide healthcare benefits for our entire active workforce and their eligible family members, and for more than 2,300 individuals who receive healthcare benefits pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (Coal Act). We spent approximately $14 million on Coal Act liabilities in 2012. The liabilities associated with these obligations are classified as liabilities not subject to compromise in the condensed consolidated balance sheets.
On March 14, 2013, Patriot filed a lawsuit against Peabody Energy Corporation (Peabody) and one of its subsidiaries. In connection with Patriot’s 2007 spinoff from Peabody, Peabody agreed to pay the healthcare costs associated with thousands of retirees and dependents who had been employed by Peabody entities that were transferred to Patriot in the spinoff. Recently, Peabody advised that it may seek to diminish or eliminate these obligations if Patriot obtains relief in bankruptcy. As a result, Patriot has sought a declaration from the Bankruptcy Court that any relief Patriot is able to obtain through the bankruptcy proceedings with respect to the healthcare benefits of its subsidiaries’ retirees will not relieve Peabody of its own liabilities with respect to the healthcare benefits of certain retirees. On April 5, 2013, Patriot filed a motion for summary judgment, seeking the above-referenced relief. On April 12, 2013, Peabody filed a motion to dismiss the lawsuit. The Bankruptcy Court hearing on the motions was held on April 29, 2013. We expect the Bankruptcy Court will rule on the lawsuit during the second quarter of 2013.
The Debtors are also seeking to avoid expected increases in the contribution rates under the United Mine Workers of America 1974 Pension Plan (the 1974 Pension Plan). In the event the Debtors are unable to avoid the expected increases in the contribution rates, they may withdraw from the 1974 Pension Plan. A withdrawal from the 1974 Pension Plan, or other contemplated modifications, will not affect pensioners’ receipt of payments from this multi-employer fund. Withdrawing from the 1974 Pension Plan will result in a liability under the Employee Retirement Security Act of 1974 (ERISA), but we project the long-term impact of such liability will be significantly less than future contributions to the 1974 Pension Plan.
Other Wage and Benefit Programs
On February 27, 2013, the Bankruptcy Court directed the appointment of an official committee of non-union retirees (the Retiree Committee), which has limited scope on diligence and cost absent additional Bankruptcy Court approval. The formation of the Retiree Committee was in response to the Debtors’ communication during late 2012 of an intent to file one or more motions with the Bankruptcy Court seeking approval to discontinue or modify certain non-union retiree healthcare and life insurance benefits for salaried and hourly, non-union retirees and employees.
On April 26, 2013, the Bankruptcy Court entered an order authorizing the Debtors to discontinue substantially all of their non-union retiree healthcare programs, eliminate retiree life insurance benefits for current non-union employees, and cap life insurance benefits for current non-union retirees. Pursuant to this order, the Debtors will contribute $250,000 in cash to a VEBA trust for the benefit of current non-union retirees, and, upon emergence from bankruptcy, contribute $3.75 million in equity of the reorganized company or cash to the VEBA. The VEBA trust will be designed and administered by the Retiree Committee. The liability associated with our non-union and salaried retiree healthcare and life insurance benefits totaled approximately $63 million as of March 31, 2013 and December 31, 2012 and is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets. We estimate approximately $14 million of this liability will remain upon the modification or termination of the plans addressed by this court order and will be reclassified to liabilities not subject to compromise in the second quarter of 2013.

On March 15, 2013, the Bankruptcy Court authorized the Debtors to terminate the Patriot Coal Corporation Supplemental 401(k) Retirement Plan (the Supplemental 401(k) Plan) and on April 1, 2013, Patriot’s board of directors approved the termination of the Supplemental 401(k) Plan effective as of March 31, 2013. The Supplemental 401(k) Plan provided for certain salaried employees to defer a specified portion of their compensation until retirement and also provided an employer match and discretionary contribution based on Patriot’s performance. The Supplemental 401(k) Plan was unfunded and termination resulted in approximately $2.5 million of compensation deferrals being treated as pre-petition general unsecured claims rather than being paid in cash. As of March 31, 2013 and December 31, 2012, the liability associated with this plan is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets.
Bankruptcy Process
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
Rejected Contracts
Since the Petition Date, the Debtors have received approval from the Bankruptcy Court to reject a number of equipment leases and other executory contracts of various types. On January 15, 2013, the Debtors filed a motion for authorization to assume or reject all of their unexpired leases of nonresidential real property, including their coal reserve leases. Substantially all of their assumptions and rejections were subsequently approved by the Bankruptcy Court. We are working to resolve differences in cure amounts and certain other discreet issues with counterparties that objected to our motion. In conjunction with the assumption of these leases and payment of cure amounts, Patriot reclassified approximately $14 million of royalty and real estate tax accruals from “Liabilities subject to compromise” to liabilities not subject to compromise in the first quarter of 2013. We paid approximately $5.6 million in lease cure payments in the first quarter of 2013 and expect to make any unpaid cure amounts related to these leases in the second quarter of 2013.
The Debtors continue to review executory contracts and unexpired leases to determine which contracts will be rejected, assumed or renegotiated. We expect additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Due to the uncertain nature of many of the potential claims, we cannot project the magnitude of such claims with certainty. We also expect that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities subject to compromise to liabilities not subject to compromise.
Pre-Petition Claims
The Debtors have received approximately 4,000 proofs of claim, a portion of which assert, in part or in whole, unliquidated amounts. In the aggregate, total liquidated proofs of claim of approximately $134.5 billion have been filed against the Debtors. New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We are now in the process of reconciling such claims to the amounts listed in the Debtors’ books and records. Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claims.
Through the claims resolution process, we expect to identify a substantial number of claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have already been satisfied, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. As of March 31, 2013, we estimate that the claims resolution process will reduce the total liquidated proof of claims by approximately $132.9 billion, primarily due to redundant claims. As of May 3, 2013, the Debtors have filed with the Bankruptcy Court objections to claims totaling $28.5 million seeking orders to reduce claims by this amount. We continue to evaluate the filed claims and expect to continue to file claim objections with the Bankruptcy Court.
In addition, as a result of this process, we may identify additional liabilities that need to be recorded or reclassified to liabilities subject to compromise and will adjust amounts as necessary. Such adjustments may be material. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.
Plan of Reorganization
In order to successfully exit Chapter 11, the Debtors are required to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. In addition, a plan of reorganization will be voted on by certain holders of impaired claims. A plan of reorganization, among other things, would resolve the Debtors’ pre-

petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to emerging from bankruptcy.
On April 26, 2013, the Bankruptcy Court entered an order extending our exclusivity period to file a plan of reorganization to September 2, 2013. Our goal is to develop and propose a plan of reorganization that will receive support from our various constituencies. Additional work is necessary to develop such a plan and its timing is largely dependent on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings, including resolution of our labor contracts and legacy labor liabilities.
Under the distribution priorities established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.
Going Concern Matters
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared assuming we will continue as a going concern, although the Bankruptcy Case and weak industry conditions raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, market conditions and our ability to (i) improve profitability; (ii) negotiate savings or secure court-ordered relief under Sections 1113 and 1114 of the Bankruptcy Code; (iii) meet the financial covenants of the DIP Facilities (defined in Note 10) or obtain appropriate waivers; (iv) obtain financing to replace the DIP Facilities upon emergence; and (v) restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Court. In order to improve profitability, we continue to take actions to further reduce operating expenses and align our production to meet market demand. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.

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
Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. We believe that in our industry such information is a relevant measurement of a company’s operating financial performance. Because Adjusted EBITDA and Segment Adjusted EBITDA are not calculated identically by all companies, our calculation may not be comparable to similarly titled measures of other companies. Segment Adjusted EBITDA is calculated the same as Adjusted EBITDA but also excludes selling, general and administrative expenses, past mining obligation expense and net gain on disposal or exchange of assets and is reconciled to its most comparable measure below, under Net Loss. Adjusted EBITDA is reconciled to its most comparable measure under generally accepted accounting principles in Note 16 of the notes to unaudited condensed consolidated financial statements.
Three Months Ended March 31, 2013 Compared to March 31, 2012
Summary
Our Segment Adjusted EBITDA for the three months ended March 31, 2013 decreased compared to the prior year primarily due to a decrease in sales volumes and prices as a result of lower demand driven by slowed growth in international economies such as China, India and Europe and, on the domestic side, low natural gas prices and mild 2012 weather. In light of the decreased demand for both thermal and metallurgical coal, it has become uneconomical to operate certain of our mining complexes, and we have taken steps to reduce coal production to match expected sales volumes and market demand. As a result, we closed two mine complexes in 2012 and reduced production at metallurgical and thermal coal mines during 2012 and in the first quarter of 2013.
Segment Results of Operations

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold
Appalachia Mining Operations	4,071	4,364	(293)	(6.7)%
Illinois Basin Mining Operations	1,040	1,896	(856)	(45.1)%
Total Tons Sold	5,111	6,260	(1,149)	(18.4)%
Average Sales Price per Ton Sold
Appalachia Mining Operations	$71.22	$89.18	$(17.96)	(20.1)%
Illinois Basin Mining Operations	48.25	50.19	(1.94)	(3.9)%
Revenue
Appalachia Mining Operations	$289,950	$389,177	$(99,227)	(25.5)%
Illinois Basin Mining Operations	50,175	95,161	(44,986)	(47.3)%
Appalachia Other	3,172	18,240	(15,068)	(82.6)%
Total Revenues	$343,297	$502,578	$(159,281)	(31.7)%
Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$276,589	$323,619	$(47,030)	(14.5)%
Illinois Basin Mining Operations	47,588	82,262	(34,674)	(42.2)%
Total Segment Operating Costs and Expenses	$324,177	$405,881	$(81,704)	(20.1)%
Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$16,533	$83,798	$(67,265)	(80.3)%
Illinois Basin Mining Operations	2,587	12,899	(10,312)	(79.9)%
Total Segment Adjusted EBITDA	$19,120	$96,697	$(77,577)	(80.2)%
(1) Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $370.0 million and $455.3 million less income (loss) from equity affiliates of ($4.3) million and $1.0 million and past mining obligation expenses of $50.1 million and $48.5 million for the three months ended March 31, 2013 and 2012, respectively.
Tons Sold and Revenues
Revenues in the Appalachia segment were lower in the three months ended March 31, 2013, compared to the prior year, due to lower sales prices and volumes. Average sales prices in the Appalachia segment for the first quarter of 2013 decreased 20% compared to the same period in 2012, reflecting reduced pricing under coal supply contracts entered in late 2012 when the metallurgical coal markets were weaker. Total sales volumes in Appalachia decreased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to lower demand. In response to the weaker markets, we closed our Big Mountain mining complex in the first quarter of 2012, reduced production at certain metallurgical and thermal coal operations, and decreased brokerage coal volume.
Revenues in the Illinois Basin segment were lower for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to lower sales volumes. Our Bluegrass mining complex was closed in the fourth quarter of 2012 in response to the weaker markets and the complex’s lower profit margins. In addition, total sales volumes were lower at our Highland mining complex, due to a decrease in production driven by adverse operational conditions.
Appalachia Other Revenue was lower for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to customer settlements. During the first quarter of 2012, certain customers requested to cancel or delay shipment of coal contracted for 2012 deliveries. In certain situations, we agreed to release the customer from their commitment in exchange for a cash settlement. In the first quarter of 2012, we recognized $7.0 million related to these cash settlements. During the first quarter of 2012, we also received $8.3 million related to the settlement of a customer contract dispute concerning coal deliveries in prior years.

Segment Operating Costs and Expenses
Segment operating costs and expenses for Appalachia decreased in the three months ended March 31, 2013, compared to the same period in 2012. This is primarily due to the lower sales volumes in 2013 and cost savings programs, which included the conversion of certain contractor-operated mines to company-operated mines as well as the redeployment of resources and successful contract renegotiations for equipment and materials and supplies. The decrease reflects the closure of our Big Mountain mining complex on February 2, 2012 ($11.6 million), reduced shipments and cost savings measures at certain metallurgical mines ($43.6 million), decreased brokerage coal volumes ($17.2 million) and reduced shipments at our Corridor G mining complex beginning in the second quarter of 2012 ($10.8 million). This was offset by higher costs at our Panther mining complex due to difficult geological conditions ($14.7 million) and at our Paint Creek mining complex due to expanded production and increased sales volume ($17.7 million).
Segment operating costs and expenses for the Illinois Basin decreased in the three months ended March 31, 2013, compared to the prior year, due to the closure of our Bluegrass mining complex in the fourth quarter of 2012 ($25.3 million). In addition, costs were lower at our Highland mining complex primarily due to a decrease in production and decreased sales volume ($7.8 million).
Segment Adjusted EBITDA
Our Segment Adjusted EBITDA for Appalachia was lower in the three months ended March 31, 2013, compared to the prior year, primarily due to decreased sales prices resulting from the weakened metallurgical markets and lower sales volume resulting from reduced demand, partially offset by lower operating costs.
Segment Adjusted EBITDA for the Illinois Basin decreased in the three months ended March 31, 2013 from the prior year primarily due to lower sales volumes partially offset by a decrease in operating costs resulting from closure of the Bluegrass mining complex and the reduction of one production unit at our Highland mining complex.
Net Loss

	Three Months Ended March 31,		Favorable (Unfavorable)
	2013	2012	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$19,120	$96,697	$(77,577)	(80.2)%
Corporate and Other:
Past mining obligation expense	(50,111)	(48,475)	(1,636)	(3.4)%
Net gain on disposal or exchange of assets	2,735	1,511	1,224	81.0%
Selling and administrative expenses	(9,387)	(13,555)	4,168	30.7%
Total Corporate and Other	(56,763)	(60,519)	3,756	6.2%
Depreciation, depletion and amortization	(44,993)	(41,386)	(3,607)	(8.7)%
Asset retirement obligation expense	(17,310)	(32,767)	15,457	47.2%
Sales contract accretion	—	11,628	(11,628)	(100.0)%
Impairment and restructuring charge	1,453	(32,861)	34,314	104.4%
Interest expense and other	(13,949)	(16,198)	2,249	13.9%
Interest income	10	109	(99)	(90.8)%
Reorganization items, net	(3,470)	—	(3,470)	n/a
Income tax provision	—	—	—	n/a
Net loss	$(115,902)	$(75,297)	$(40,605)	(53.9)%
Past mining obligation expense was higher in the three months ended March 31, 2013 than the corresponding period in the prior year due to a lower interest rate utilized for the December 31, 2012 valuation of our actuarially-determined retiree healthcare obligations offset by lower contributions to the UMWA pension fund due to fewer hours worked at our union operations.
Net gain on disposal or exchange of assets increased for the three months ended March 31, 2013, compared to the corresponding period in the prior year, due to the timing and nature of transactions. In 2013, net gain on disposal or exchange of assets included the sale of certain non-strategic coal reserves; we recognized a gain of $2.3 million on this transaction. In 2012, net gain on disposal or exchange of assets included the sale of certain non-strategic oil and gas rights for a gain of $1.5 million on this transaction.

Selling and administrative expenses decreased in the three months ended March 31, 2013, compared to the same period in 2012, primarily due to decreased stock compensation expense in 2013 as a result of forfeitures in 2012 and no new grants being issued in 2013, changes to incentive compensation plans, and reductions in spending for non-bankruptcy related outside services.
Depreciation, depletion and amortization increased in the three months ended March 31, 2013 compared to the same period in the prior year primarily due to an increase in depletion resulting from increased production at mines with higher depletion rates, although overall there were lower production tons in the first quarter of 2013 compared to 2012. Additionally, depreciation expense increased due to changes in mining plans.
Asset retirement obligation expense decreased in the three months ended March 31, 2013, compared to the same period in 2012, primarily due to additional charges of $17.5 million in 2012 related to accelerating the timing of the closure of the Big Mountain mining complex.
Sales contract accretion decreased in the three months ended March 31, 2013 primarily due to the amendment of one of the below-market coal supply agreements in the first quarter of 2012 and the expiration of all remaining contracts assumed in the July 2008 acquisition of Magnum Coal Company.
Impairment and restructuring charge decreased in the three months ended March 31, 2013, compared to the corresponding period in the prior year, due to the $32.8 million charge related to the closure of the Big Mountain mining complex in the first quarter of 2012, which primarily consisted of the write-down of fixed assets related to infrastructure, mine development and certain equipment. In the first quarter of 2013, we recorded a $1.6 million reversal of certain estimated restructuring reserves related to the 2010 closure of the Harris No. 1 mine and the rationalization of the operations at the Rocklick mining complex.
Interest expense and other decreased in the three months ended March 31, 2013 primarily due to the decreased amortization of deferred financing costs related to the unsecured debt and credit facilities compromised in our bankruptcy proceedings.
Our reorganization items for the three months ended March 31, 2013 consist of the following:

Three Months Ended
March 31, 2013
(Dollars in thousands)
Professional fees	$15,493
Accounts payable settlement gains	(11,592)
Provision for rejected executory contracts and leases	(424)
Interest income	(7)
Reorganization items, net	$3,470
Professional fees are directly related to the reorganization and include fees associated with our advisors, the Creditors’ Committee and certain secured creditors. Interest income represents interest earned on investment of proceeds from DIP financing.

Liquidity and Capital Resources
Historically, our primary sources of cash have included sales of our coal production to customers, sales of non-core assets and financing transactions. Our primary uses of cash have included our cash costs of coal production, capital expenditures, interest costs and costs related to past mining obligations and reclamation.
On July 9, 2012, Patriot and substantially all of its wholly-owned subsidiaries filed Chapter 11 Petitions in the Bankruptcy Court. Following the filing of the Chapter 11 Petitions, our most significant sources of liquidity are funds generated from borrowings under the DIP Facilities (defined below) and cash generated by operating activities.
Net cash used in operating activities was $102.3 million for the three months ended March 31, 2013, compared to $41.0 million in the same period of 2012. The $61.3 million increase in cash used in operating activities primarily related to lower cash flows from operations of $72.8 million driven by lower sales volumes and prices, offset by cash provided by working capital of $9.5 million.
Net cash used in investing activities was $15.9 million for the three months ended March 31, 2013, compared to $36.5 million in the same period of 2012. The $20.7 million decrease in cash used in investing activities reflects the decrease in capital expenditures of $14.0 million and advance royalties of $3.4 million. Additionally, we acquired several companies which employ the workforce at one of our Appalachia mining complexes for $2.5 million in the first quarter of 2012.

Net cash used in financing activities was $3.6 million for the three months ended March 31, 2013, compared to $1.6 million for the same period of 2012. The $2.0 million increase in cash used in financing activities is primarily due to an increase in long-term debt payments of $1.2 million in 2013 and lower proceeds from the employee stock program of $0.9 million.
DIP Financing
In connection with filing the Chapter 11 Petitions, the Debtors obtained and the Bankruptcy Court authorized post-petition financing, and for each Filing Subsidiary (other than EACC Camps, Inc.) and for Patriot Ventures LLC (collectively, the DIP Guarantors) to guaranty our obligations in connection with the DIP financing, up to an aggregate principal amount of $802.0 million, consisting of (a) a revolving credit loan in an amount not to exceed $125.0 million (First Out Revolving Credit Loan), (b) a term loan in the amount of $375.0 million (First Out Term Loan, and together with the First Out Revolving Credit Loan, the First Out Facility), and (c) a $302.0 million roll up of obligations under our pre-petition credit agreement in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility and, together with the First Out Facility, the DIP Facilities). The maturity date of the DIP Facilities is October 4, 2013, but may be extended to December 31, 2013 provided certain conditions are met. Since the Petition Date, any new wholly-owned subsidiaries of the Company have also been added as DIP Guarantors.
At March 31, 2013, letters of credit totaling $57.8 million and $279.4 million were outstanding under the First Out Facility and the Second Out Facility, respectively.
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
The DIP Facilities include financial covenants applicable to Patriot and its subsidiaries, including compliance with requirements relating to minimum cumulative consolidated EBITDA, as defined by the DIP Facilities, maximum capital expenditures and minimum liquidity. At March 31, 2013, we were in compliance with these financial covenants. Based on declines in metallurgical coal demand and prices experienced since the bankruptcy filing and the related effect on our current internal financial forecasts, we believe there is a substantial likelihood that we may not comply with the minimum cumulative consolidated EBITDA financial covenant beginning in the third quarter of 2013. Our financial forecasts are subject to significant variation due to the volatility in the coal markets, including demand and prices for our products, and uncertainties surrounding our restructuring initiatives, so our compliance with the minimum cumulative consolidated EBITDA financial covenant remains subject to market conditions and our ability to improve financial performance. Failure to comply with our financial covenants would be an event of default under the terms of our DIP Facilities. If an event of default occurs, we would need to negotiate an amendment or waiver from the lenders; however, there can be no assurances that we would be able to obtain such an amendment or waiver in the future. If, as a result of such an event of default, the DIP Facilities are terminated or our access to funding thereunder is restricted or terminated, we may not have sufficient cash availability to meet our operating needs or satisfy our obligations as they become due, in which instance we could be required to seek a sale of Patriot or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or to convert the Bankruptcy Case into a liquidation under Chapter 7 of the Bankruptcy Code.
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
Historically, we concentrated the majority of our cash balances in accounts held by Patriot Coal Corporation, and we freely transferred funds to, from and among subsidiaries, as needed, through a variety of intercompany and transfer pricing arrangements. Since filing the Chapter 11 Petitions, we have received Bankruptcy Court approval to generally maintain use of our cash management system, and, consequently, have minimized disruption to our operations during the reorganization process.
The operational and bankruptcy-related matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Bankruptcy Case. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others whom we may conduct or seek to conduct business. In addition, there is no assurance that (i) we will be able to maintain our current cash management system, (ii) we will generate sufficient cash to fund our operations during this process, or (iii) that we will be able to access any alternative financing on acceptable terms or at all.

Pre-Petition Credit Facilities
The filing of the Chapter 11 Petitions constituted an event of default under our pre-petition debt agreements and those obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petitions. Thus, the Debtors’ pre-petition unsecured long-term debt of $458.5 million is included in “Liabilities subject to compromise” at March 31, 2013 and December 31, 2012. Since July 9, 2012, we have not recorded interest expense on unsecured debt that is subject to compromise. Contractual interest expense on pre-petition unsecured long-term debt from July 10, 2012 through March 31, 2013 was $34.4 million.
Capital Lease Obligations
Our capital lease obligations pertain to the financing of mining equipment used in operations. In the first quarter of 2013, Patriot amended certain existing operating leases allowing for transfer of ownership of the equipment at the end of the lease. As such, a carrying amount of approximately $10.6 million of additional capital lease obligations, net of imputed interest of $1.4 million, was recorded during the quarter ended March 31, 2013. Future minimum lease payments required under these capital leases are $1.5 million remaining in 2013, $2.5 million in 2014 and $5.8 million in 2015.
Continued Uncertainties Related to Selenium Water Treatment Obligations
Patriot has obligations related to the discharge of selenium in excess of allowable limits at certain mining operations. Although existing technology continues to evolve and new technologies are being considered for the treatment of selenium discharges in excess of allowable limits, there has been no proven technology to effectively treat selenium in coal mining discharges to the levels required in all the applications present at our operations. Additionally, we are currently involved in various legal proceedings related to compliance with the effluent selenium limits in our mining permits. As a result of these legal proceedings, we are subject to various consent decrees and court orders that require us to, among other things, meet certain compliance deadlines. As of March 31, 2013 and December 31, 2012, the liability related to selenium water treatment at outfalls with known exceedances was $449.0 million and $443.0 million, respectively, and reflects the estimated costs of the planned technology selections to be implemented and maintained at these operations. Based on various court rulings and consent decrees we have recently constructed and are operating a Fluidized Bed Reactor (FBR) facility at one operation, we have plans to utilize an Advanced Biological Metals Removal System (ABMet) at another operation, and we plan to utilize Iron Facilitated Selenium Reduction (IFSeR) water treatment systems at our other applicable outfalls.
Prior to our pilot project performed in 2010, FBR technology had not been used to remove selenium or any other minerals discharged at coal mining operations, but had been successful in other industrial applications. The FBR water treatment facility is the first facility constructed for selenium removal on a commercial scale. Neither the FBR technology nor ABMet technology has been proven effective on a sustained full-scale commercial basis at coal mining operations, and there can be no assurance that either of these technologies will be successful under all variable conditions experienced at our mining operations.
For the outfalls at which we plan to utilize IFSeR water treatment systems, there is significant uncertainty as to whether IFSeR or any other technology could be utilized to achieve compliance, particularly at the outfalls with higher average water flows. However, IFSeR technology is currently the treatment technology that is best adapted for installation and operation under the various site-specific conditions at our outfalls. We are also assessing selenium treatment technologies being installed by other coal mining companies to determine their applicability and effectiveness at removing selenium from coal mining discharges. Additionally, we continue to refine the IFSeR treatment systems to obtain efficiencies in both selenium removal and cost. Improvements to the efficiencies of the IFSeR system or any other treatment approaches that are selected for implementation at our outfalls may affect the amount of the liability in the future and we will adjust it as necessary.
If IFSeR systems are not ultimately successful in treating the effluent selenium exceedances at these outfalls, we may be required to install alternative treatment solutions. Alternative technology solutions that we may ultimately select are still in the early phases of development and their related costs cannot be reasonably estimated at this time. The cost of other water treatment solutions could be materially different than the costs reflected in our liability. Furthermore, costs associated with potential modifications to IFSeR or the scale of our current IFSeR systems could also cause the costs to be materially different than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time. Potential installations of selenium treatment alternatives are further complicated by the variable geological, topographical and water flow considerations of each individual outfall.
While we are actively continuing to explore treatment options, there can be no assurance as to if or when a definitive solution will be identified and implemented. As a result, actual costs may differ from our current estimates. We will make additional adjustments to our liability when it becomes probable that we will utilize a different technology or modify the current technology, whether due to developments in our ongoing research, technology changes, further modifications pursuant to consent decrees or other legal obligations to do so. Additionally, there are no assurances we will meet the timetable stipulated in the various court orders, consent decrees and permits to which we are subject.

With respect to all outfalls with known exceedances for selenium or any other parameter, including the specific sites discussed above, any failure to meet the deadlines set forth in our consent decrees or established by the federal government, the U.S. District Court or the State of West Virginia or to otherwise comply with our permits could result in (i) further litigation against us; (ii) an inability to obtain new permits or to maintain existing permits, which could impact our ability to mine our coal reserves; and (iii) the imposition of significant and material fines and penalties or other costs; all of which could materially adversely affect our financial condition, results of operations and cash flows.
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

Recent Accounting Pronouncements
Accumulated Comprehensive Loss
In February 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance that clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive loss. We adopted this guidance effective January 1, 2013. See Note 11 of the notes to unaudited condensed consolidated financial statements.
Offsetting Assets and Liabilities
In December 2011, the FASB ratified authoritative guidance which mandates that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance was effective January 1, 2013 and did not affect our results of operations or financial condition.
Indefinite-lived Intangible Assets
In July 2012, the FASB issued authoritative guidance which reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should then perform a quantitative impairment test. This guidance was effective January 1, 2013 and did not affect our results of operations or financial condition.

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
We have commodity risk related to our diesel fuel purchases. To manage this risk, we have entered into swap contracts with financial institutions. In connection with the Chapter 11 Petitions, we have been authorized by the Bankruptcy Court to continue performance under our pre-petition derivative contracts and to enter into and perform under post-petition derivative contracts consistent with the ordinary course of business and past practices. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. As of March 31, 2013, the notional amounts outstanding for our ultra low sulfur diesel swap contracts was 2.0 million gallons, all of which expire in 2013. During the fourth quarter of 2012, our outstanding contracts ceased to be highly effective due to impacts on diesel fuel prices from Hurricane Sandy.

We expect to purchase approximately 21 million gallons of diesel fuel annually. Excluding the impact of our hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $2.1 million.
Credit Risk
Our exposure to credit risk is primarily through our customer concentrations. Our coal sales are made directly to electricity generators, industrial companies, steelmakers and coke producers as well as to coal brokers that ultimately sell the coal to these same types of customers. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor the credit extended. In the event we engage in a transaction with a counterparty that does not meet our credit standards, we will attempt to protect our accounts receivable by requiring the counterparty to provide adequate assurances. Additionally, when appropriate (as determined by our credit management function), we have requested adequate assurances to mitigate our credit exposure to customers or counterparties whose credit has deteriorated and who may pose a higher risk of failure to perform under their contractual obligations. Adequate assurances may include, but are not limited to, obtaining letters of credit or cash collateral, requiring prepayments for shipments or the creation of customer trust accounts held for our benefit. As the economy slowly recovers, we do not anticipate that it will significantly affect our overall credit risk profile due to our credit policies.

Item 4. Controls and Procedures.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were designed, and were effective, to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 15 of the notes to unaudited condensed consolidated financial statements included in Part I, Item 1. of this report relating to certain legal proceedings, which information is incorporated by reference herein.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

PATRIOT COAL CORPORATION

Date:	May 9, 2013	By:	/s/ JOHN E. LUSHEFSKI
John E. Lushefski Senior Vice President & Chief Financial Officer (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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

101**
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

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