Form 10-Q
period 2013-06-30
Patriot Coal CORP
filed 2013-08-09
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

There were 92,368,470 shares of common stock with a par value of $0.01 per share outstanding on August 2, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Revenues
Sales	$414,848	$518,273	$754,973	$1,002,611
Other revenues	3,779	15,792	6,951	34,032
Total revenues	418,627	534,065	761,924	1,036,643
Costs and expenses
Operating costs and expenses	402,348	477,223	772,376	932,559
Depreciation, depletion and amortization	47,614	45,138	92,607	86,524
Asset retirement obligation expense	17,231	325,474	34,541	358,241
Sales contract accretion	—	—	—	(11,628)
Impairment and restructuring charge	—	9,597	(1,453)	42,458
Selling and administrative expenses	9,202	16,575	18,589	30,130
Net gain on disposal or exchange of assets	(463)	(1,157)	(3,198)	(2,668)
Loss (income) from equity affiliates	5,056	(720)	9,316	(1,700)
Operating loss	(62,361)	(338,065)	(160,854)	(397,273)
Interest expense and other	14,107	16,309	28,056	32,507
Interest income	(3)	(54)	(13)	(163)
Loss before reorganization items and income taxes	(76,465)	(354,320)	(188,897)	(429,617)
Reorganization items, net	23,284	—	26,754	—
Loss before income taxes	(99,749)	(354,320)	(215,651)	(429,617)
Income tax provision	—	—	—	—
Net loss	$(99,749)	$(354,320)	$(215,651)	$(429,617)

Weighted average shares outstanding, basic and diluted	92,392,732	92,847,229	92,400,600	92,349,430

Loss per share, basic and diluted	$(1.08)	$(3.82)	$(2.33)	$(4.65)

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net loss	$(99,749)	$(354,320)	$(215,651)	$(429,617)
Accumulated actuarial loss and prior service credit realized in net loss	19,031	13,714	39,021	27,432
Plan curtailment - prior service credit recognized	(6,876)	—	(6,876)	—
Reduction in postretirement benefit obligations due to terminations	76,218	—	76,218	—
Net change in fair value of diesel fuel hedge	(140)	(5,643)	(10)	(251)
Realized gains of diesel fuel hedge	(24)	(138)	(281)	(1,126)
Other comprehensive income	88,209	7,933	108,072	26,055
Comprehensive loss	$(11,540)	$(346,387)	$(107,579)	$(403,562)

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$193,815	$333,929
Accounts receivable and other, net of allowance for doubtful accounts of $18 as of June 30, 2013 and December 31, 2012	119,637	105,135
Inventories	84,933	99,219
Deferred income taxes	50,102	65,036
Prepaid expenses and other current assets	26,407	37,406
Total current assets	474,894	640,725
Property, plant, equipment and mine development
Land and coal interests	2,896,105	2,892,799
Buildings and improvements	592,018	571,985
Machinery and equipment	780,558	767,749
Less accumulated depreciation, depletion and amortization	(1,207,031)	(1,130,027)
Property, plant, equipment and mine development, net	3,061,650	3,102,506
Cash collateralization deposits	64,990	64,990
Investments and other assets	34,463	30,586
Total assets	$3,635,997	$3,838,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$243,834	$247,489
Current maturities of long-term debt	380,881	375,409
Total current liabilities	624,715	622,898
Long-term debt, less current maturities	8,695	1,766
Deferred income taxes	50,102	65,036
Asset retirement obligations	736,372	720,461
Workers’ compensation obligations	258,282	254,680
Coal Act postretirement benefit obligations	83,012	87,805
Obligation to industry fund	32,651	34,278
Other noncurrent liabilities	22,593	22,805
Total liabilities not subject to compromise	1,816,422	1,809,729
Liabilities subject to compromise	2,157,593	2,262,307
Total liabilities	3,974,015	4,072,036
Stockholders’ deficit
Common stock ($0.01 par value; 300,000,000 shares authorized; 92,378,514 and 92,531,916 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	924	925
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012)	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012)	—	—
Additional paid-in capital	981,064	978,273
Retained deficit	(946,461)	(730,810)
Accumulated other comprehensive loss	(373,545)	(481,617)
Total stockholders’ deficit	(338,018)	(233,229)
Total liabilities and stockholders’ deficit	$3,635,997	$3,838,807

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(215,651)	$(429,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	92,607	86,524
Amortization of deferred financing costs	—	3,986
Amortization of debt discount	—	5,076
Sales contract accretion	—	(11,628)
Impairment and restructuring charge	(1,453)	41,903
Net gain on disposal or exchange of assets	(3,198)	(2,668)
Loss (income) from equity affiliates	9,316	(1,700)
Distributions from equity affiliates	—	2,842
Stock-based compensation expense	2,791	(1,825)
Non-cash reorganization items, net	(8,866)	—
Gain on benefit plan curtailments	(6,876)	—
Changes in current assets and liabilities:
Accounts receivable	(14,502)	53,485
Inventories	14,534	(39,275)
Other current assets	7,577	(5,796)
Accounts payable and accrued expenses	(14,140)	(90,849)
Asset retirement obligations	12,336	306,147
Workers’ compensation obligations	3,795	3,464
Postretirement benefit obligations	33,158	24,189
Obligation to industry fund	(1,229)	(1,508)
Other, net	(7,738)	(1,347)
Net cash used in operating activities	(97,539)	(58,597)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(33,479)	(96,761)
Additions to advance mining royalties	(4,868)	(11,268)
Acquisition	(1,009)	(2,530)
Proceeds from disposal or exchange of assets	3,087	2,941
Other	(367)	(369)
Net cash used in investing activities	(36,636)	(107,987)
Cash Flows From Financing Activities
Short-term borrowing under Pre-Petition Credit Agreement	—	25,000
Long-term debt payments	(3,523)	(1,182)
Deferred financing costs	—	(6,317)
Proceeds from employee stock programs	—	930
Coal reserve financing transaction	(2,416)	—
Net cash (used in) provided by financing activities	(5,939)	18,431

Net decrease in cash and cash equivalents	(140,114)	(148,153)
Cash and cash equivalents at beginning of year	333,929	194,162
Cash and cash equivalents at end of period	$193,815	$46,009

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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
The accompanying condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three and six months ended June 30, 2013 may not necessarily be indicative of the results for the year ending December 31, 2013.

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
Bankruptcy Initiatives
In the year since the Petition Date, we have been working on multiple fronts to stabilize our business, address our unsustainable cost structure and preserve jobs and benefits for thousands of our workers. Over the past three months, we have achieved significant

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

progress in creating a competitive labor and benefit cost structure by restructuring wage and benefit programs for our current workforce and preparing to transition retiree healthcare benefits to a Voluntary Employee Beneficiary Association (VEBA) trust.
Sections 1113 and 1114
In relation to the bankruptcy process and pursuant to Sections 1113 and 1114 of the Bankruptcy Code, we are seeking to renegotiate the terms of collective bargaining agreements between certain Patriot subsidiaries and the United Mine Workers of America (UMWA), as well as certain postretirement healthcare benefits. In November 2012, the Debtors commenced the Sections 1113 and 1114 process with the UMWA and began negotiating in good faith for consensual agreements that achieve the necessary level of labor cost and postretirement healthcare benefit savings. In March 2013, the Debtors filed a motion with the Bankruptcy Court seeking to modify collective bargaining agreements with the UMWA and certain UMWA-related retiree healthcare benefits. On May 29, 2013, the Bankruptcy Court granted the motion in its entirety. On June 7, 2013, the UMWA appealed the Bankruptcy Court’s decision.
The Bankruptcy Court’s ruling authorized Patriot to implement modifications to the collective bargaining agreements, including (i) wage, benefit and work rules for union employees that reflect levels of wages and benefits more consistent with those of regional labor markets; and (ii) healthcare benefits for our union employees that are more consistent with healthcare benefits provided to our non-union employees. Despite receiving Bankruptcy Court approval, we continue to negotiate with the UMWA in an effort to reach a consensual agreement. Effective July 1, 2013, Patriot exercised the authority granted to us by the Bankruptcy Court to implement changes to UMWA-represented employee wages, benefits and healthcare, but chose to implement significantly improved terms reflecting our subsequent negotiations with the UMWA.
The Debtors and the UMWA continue to work toward a consensual agreement regarding collective bargaining agreements. Once a consensual agreement is reached, the collective bargaining agreements will be presented to the UMWA membership for ratification, and we anticipate the negotiations and ratification process to be completed in August 2013. We expect to submit a motion to the Bankruptcy Court seeking approval of the collective bargaining agreements in conjunction with the ratification process. Upon Bankruptcy Court approval, the UMWA will withdraw its June 7, 2013 appeal.
The Debtors also are seeking to avoid expected increases in the contribution rates under the United Mine Workers of America 1974 Pension Plan (the 1974 Pension Plan). Under the court-approved proposal, in the event the Debtors are unable to avoid the expected increases in the contribution rates, they may withdraw from the 1974 Pension Plan. Withdrawing from the 1974 Pension Plan would result in a liability under the Employee Retirement Income Securities Act of 1974, but we project the long-term impact of such liability would be significantly less than future contributions to the 1974 Pension Plan. The Debtors expect to continue to participate in the 1974 Pension Plan based on certain assurances provided by the UMWA.
The Bankruptcy Court’s ruling also authorized Patriot to implement modifications to UMWA-related retiree healthcare benefits that primarily include the establishment of a VEBA trust to fund healthcare for UMWA-represented retirees. Under the court-authorized proposal, funding for the VEBA will consist of (i) a 35% ownership stake in the reorganized company, (ii) profit sharing contributions up to a maximum of $300 million, (iii) a royalty contribution for every ton produced at all existing mining complexes, (iv) a portion of any future recoveries from certain litigation, and (v) an initial cash contribution of $15 million. The VEBA trust is being designed and administered by trustees appointed by the UMWA. The liability associated with these obligations totals approximately $1.02 billion as of June 30, 2013 and December 31, 2012 and is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets. The Bankruptcy Court approved changes to the UMWA-related retiree healthcare benefits effective July 1, 2013. We expect to reach a consensual agreement whereby we will continue to administer healthcare coverage through December 31, 2013, but only funding up to the $15 million contribution.
We continue to provide healthcare benefits for more than 2,300 individuals who receive healthcare benefits pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (Coal Act). We spent approximately $14 million on Coal Act liabilities in 2012. The liabilities associated with these obligations are classified as liabilities not subject to compromise in the condensed consolidated balance sheets.
On March 14, 2013, Patriot filed a lawsuit against Peabody Energy Corporation (Peabody) and one of its subsidiaries. In connection with Patriot’s 2007 spinoff from Peabody, Peabody agreed to assume the obligations for healthcare costs associated with thousands of UMWA retirees and dependents who had been employed by Peabody entities that were transferred to Patriot in the spinoff. Patriot sought a declaration from the Bankruptcy Court that any relief Patriot is able to obtain through the bankruptcy proceedings with respect to the healthcare benefits of its subsidiaries’ retirees will not relieve Peabody of its own liabilities with respect to the healthcare benefits of the UMWA retirees and dependents. On May 29, 2013, the Bankruptcy Court ruled in favor of Peabody, which could significantly reduce Peabody’s retiree healthcare obligations with respect to certain UMWA retirees and

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

dependents. Patriot subsequently appealed the Bankruptcy Court’s decision and oral arguments related to the appeal were heard on August 2, 2013.
Other Wage and Benefit Programs
On April 26, 2013, the Bankruptcy Court entered an order authorizing the Debtors to discontinue substantially all of their non-union retiree healthcare programs, eliminate retiree life insurance benefits for current non-union employees, and cap life insurance benefits for current non-union retirees, effective July 31, 2013. Pursuant to this order, the Debtors will contribute $250,000 in cash to a VEBA trust for the benefit of current non-union retirees, and, upon emergence from bankruptcy, contribute $3.75 million in equity of the reorganized company or cash to the VEBA. The VEBA trust will be designed and administered by a Retiree Committee consisting of appointed non-union retirees. At December 31, 2012, the liability associated with these plans totaled approximately $63 million and was classified as “Liabilities subject to compromise” in the condensed consolidated balance sheet. In the second quarter of 2013, Patriot recognized a curtailment gain of $6.9 million related to the termination of these plans. Patriot also reduced its postretirement benefit obligation and the corresponding unrecognized loss in accumulated other comprehensive loss by $20.7 million in relation to the settlement of these plan obligations for current non-union employees. The settlement of the terminated benefits for retirees will not be recognized until the contribution is made in full to the VEBA. The remaining balances of both the terminated and surviving non-union retiree benefit obligations remain in “Liabilities subject to compromise” at June 30, 2013.
On March 15, 2013, the Bankruptcy Court authorized the Debtors to terminate the Patriot Coal Corporation Supplemental 401(k) Retirement Plan (the Supplemental 401(k) Plan) and on April 1, 2013, Patriot’s board of directors approved the termination of the Supplemental 401(k) Plan effective as of March 31, 2013. The Supplemental 401(k) Plan provided for certain salaried employees to defer a specified portion of their compensation until retirement and also provided an employer match and discretionary contribution based on Patriot’s performance. The Supplemental 401(k) Plan was unfunded and termination resulted in approximately $2.5 million of compensation deferrals being treated as pre-petition general unsecured claims rather than being paid in cash. As of June 30, 2013 and December 31, 2012, the liability associated with this plan is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets.
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
Rejected Contracts
Since the Petition Date, the Debtors have received approval from the Bankruptcy Court to reject a number of equipment leases and other executory contracts of various types. On January 15, 2013, the Debtors filed a motion for authorization to assume or reject all of their unexpired leases of nonresidential real property, including their coal reserve leases. Substantially all of their assumptions and rejections were subsequently approved by the Bankruptcy Court. As of June 30, 2013, most of the lease cure payments have been made. We are working to resolve differences in cure amounts and certain other discreet issues with counterparties that objected to our motion. In conjunction with the assumption of these leases and payment of cure amounts, Patriot reclassified approximately $14 million of royalty and real estate tax accruals from “Liabilities subject to compromise” to liabilities not subject to compromise in the first quarter of 2013.
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
Pre-Petition Claims
The Debtors have received approximately 4,250 proofs of claim, a portion of which assert, in part or in whole, unliquidated amounts. In the aggregate, total liquidated proofs of claim of approximately $305.7 billion have been filed against the Debtors. During the second quarter of 2013, the UMWA levied claims for postretirement benefit obligations against each of the Filing

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Subsidiaries, significantly increasing the total liquidated proofs of claim. New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We are in the process of reconciling such claims to the amounts listed in the Debtors’ books and records. Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claims.
Through the claims resolution process, we have identified a substantial number of claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have already been satisfied, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. As of July 22, 2013, we estimate that the claims resolution process will reduce the total liquidated proof of claims by approximately $301.2 billion, primarily due to redundant claims. As of July 22, 2013, approximately 1,700 claims totaling $181.8 million have been expunged or withdrawn and the Debtors have filed an additional $17.3 million in claims objections with the Bankruptcy Court. We continue to evaluate the filed claims and expect to continue to file claim objections with the Bankruptcy Court.
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
On April 26, 2013, the Bankruptcy Court entered an order extending our exclusivity period to file a plan of reorganization to September 2, 2013. Our goal is to develop and propose a plan of reorganization that will receive support from our various constituencies. Additional work is necessary to develop such a plan and its timing is largely dependent on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings, including resolution of our labor contracts and legacy labor liabilities. On July 30, 2013, the Debtors filed a motion seeking to further extend our exclusivity period to file a plan of reorganization by 90 days, from September 2, 2013 to December 1, 2013.
Under the distribution priorities established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.
The Debtors are negotiating the potential terms of a Chapter 11 plan of reorganization with Knighthead Capital Management, LLC (Knighthead) and Aurelius Capital Management, LP (Aurelius) that would involve a significant investment into the Debtors’ estates through a rights offering backstopped by entities managed by Knighthead and Aurelius. On July 26, 2013, the Bankruptcy Court approved the payment of up to $2.0 million for fees and expenses of certain advisors to Knighthead and Aurelius. The Bankruptcy Court also authorized the Company to increase the $2.0 million fee and expense cap upon entering into a written agreement with the Credit Committee, so that the Company may pay the fees and expenses of the advisors of other potential investors. At this time, the Debtors have not committed to any terms of a rights offering or plan of reorganization.
Going Concern Matters
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared assuming we will continue as a going concern, although the Bankruptcy Case and weak industry conditions raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. Our ability to

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

continue as a going concern is dependent upon, among other things, market conditions and our ability to (i) improve profitability; (ii) realize savings under Sections 1113 and 1114 of the Bankruptcy Code; (iii) meet the financial covenants of the DIP Facilities (defined in Note 10) or obtain appropriate amendments or waivers; (iv) obtain financing to replace the DIP Facilities upon emergence; and (v) restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Court. In order to improve profitability, we continue to take actions to further reduce operating expenses and align our production to meet market demand. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.
Reorganization Items
Our reorganization items for the three and six months ended June 30, 2013 consist of the following:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(Dollars in thousands)
Professional fees	$20,138	$35,631
Accounts payable settlement losses (gains)	530	(11,062)
Provision for rejected executory contracts and leases	2,620	2,196
Interest income	(4)	(11)
Reorganization items, net	$23,284	$26,754
Professional fees are directly related to the reorganization and include fees associated with our advisors, the Creditors’ Committee and certain secured creditors. Net cash paid for reorganization items for the three and six months ended June 30, 2013 totaled $19.1 million and $33.4 million, respectively, all of which related to professional fees. Interest income represents interest earned on investment of proceeds from DIP financing. Reorganization items exclude charges related to the restructuring of our operations, including mine closures and production cuts. See Note 4 for further details on restructuring charges.
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
Liabilities subject to compromise consist of the following:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Postretirement benefit obligations, excluding Coal Act	$1,440,639	$1,517,284
Unsecured debt	458,500	458,500
Interest payable	4,838	4,838
Rejected executory contracts and leases	163,908	151,449
Trade payables	71,481	78,086
Other accruals	18,227	52,150
Liabilities subject to compromise	$2,157,593	$2,262,307

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED COMBINED STATEMENT OF OPERATIONS - DEBTORS

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(Dollars in thousands)
Revenues
Sales	$414,848	$754,973
Other revenues	3,779	6,951
Total revenues	418,627	761,924
Costs and expenses
Operating costs and expenses	402,344	772,370
Depreciation, depletion and amortization	47,614	92,607
Asset retirement obligation expense	17,231	34,541
Impairment and restructuring charge	—	(1,453)
Selling and administrative expenses	9,202	18,589
Net gain on disposal or exchange of assets	(463)	(3,198)
Income from equity affiliates	(234)	(234)
Loss from non-debtor entities	5,294	9,556
Operating loss	(62,361)	(160,854)
Interest expense and other	14,107	28,056
Interest income	(3)	(13)
Loss before reorganization items and income taxes	(76,465)	(188,897)
Reorganization items, net	23,284	26,754
Loss before income taxes	(99,749)	(215,651)
Income tax provision	—	—
Net loss	$(99,749)	$(215,651)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) - DEBTORS

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(Dollars in thousands)

Net loss	$(99,749)	$(215,651)
Accumulated actuarial loss and prior service credit realized in net loss	19,031	39,021
Plan curtailment - prior service credit recognized	(6,876)	(6,876)
Reduction in postretirement benefit obligations due to terminations	76,218	76,218
Net change in fair value of diesel fuel hedge	(140)	(10)
Realized gains of diesel fuel hedge	(24)	(281)
Other comprehensive income	88,209	108,072
Comprehensive loss	$(11,540)	$(107,579)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

PATRIOT COAL CORPORATION
CONDENSED COMBINED BALANCE SHEETS - DEBTORS

	June 30, 2013	December 31, 2012
	(unaudited)
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$193,701	$333,175
Accounts receivable and other, net	119,637	105,135
Inventories	84,933	99,219
Deferred income taxes	50,102	65,036
Prepaid expenses and other current assets	25,949	36,734
Total current assets	474,322	639,299
Property, plant, equipment and mine development
Land and coal interests	2,896,105	2,892,799
Buildings and improvements	592,018	571,985
Machinery and equipment	780,558	767,749
Less accumulated depreciation, depletion and amortization	(1,207,031)	(1,130,027)
Property, plant, equipment and mine development, net	3,061,650	3,102,506
Cash collateralization deposits	64,990	64,990
Investments and other assets	16,334	6,193
Investments in and advances to non-debtor entities	13,327	23,428
Total assets	$3,630,623	$3,836,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$241,523	$245,098
Current maturities of long-term debt	380,881	375,409
Total current liabilities	622,404	620,507
Long-term debt, less current maturities	8,695	1,766
Deferred income taxes	50,102	65,036
Asset retirement obligations	736,372	720,461
Workers’ compensation obligations	258,282	254,680
Coal Act postretirement benefit obligations	83,012	87,805
Obligation to industry fund	32,651	34,278
Other noncurrent liabilities	19,530	22,805
Total liabilities not subject to compromise	1,811,048	1,807,338
Liabilities subject to compromise	2,157,593	2,262,307
Total liabilities	3,968,641	4,069,645
Total stockholders’ deficit	(338,018)	(233,229)
Total liabilities and stockholders’ deficit	$3,630,623	$3,836,416

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS - DEBTORS

Six Months Ended
June 30, 2013
(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(215,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	92,607
Impairment and restructuring charge	(1,453)
Net gain on disposal or exchange of assets	(3,198)
Income from equity affiliates	(234)
Loss from non-debtor entities	9,556
Stock-based compensation expense	2,791
Non-cash reorganization items, net	(8,866)
Gain on benefit plan curtailments	(6,876)
Changes in current assets and liabilities:
Accounts receivable	(14,502)
Inventories	14,534
Other current assets	7,363
Accounts payable and accrued expenses	(14,061)
Advances to non-debtor entities	545
Asset retirement obligations	12,336
Workers’ compensation obligations	3,795
Postretirement benefit obligations	33,158
Obligation to industry fund	(1,229)
Other, net	(7,881)
Net cash used in operating activities	(97,266)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(33,479)
Additions to advance mining royalties	(4,868)
Acquisition	(1,009)
Proceeds from disposal or exchange of assets	3,087
Net cash used in investing activities	(36,269)
Cash Flows From Financing Activities
Long-term debt payments	(3,523)
Coal reserve financing transaction	(2,416)
Net cash used in financing activities	(5,939)

Net decrease in cash and cash equivalents	(139,474)
Cash and cash equivalents at beginning of year	333,175
Cash and cash equivalents at end of period	$193,701

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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
Indefinite-lived Intangible Assets
In July 2012, the FASB issued authoritative guidance which reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and improving consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should then perform a quantitative impairment test. This guidance was effective January 1, 2013 and did not affect our results of operations or financial condition.

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
In the second quarter of 2012, as a result of weaker industry fundamentals and coal demand, and the significant decline in value of our equity securities and debt instruments, we performed an impairment review of all of our long-lived assets. As a result, we recorded a $1.4 million impairment charge during the second quarter of 2012 on certain coal reserves located in our Appalachia segment.
In June 2012, we idled our Freedom mine at the Bluegrass mining complex due to continued weakened demand for thermal coal. The Freedom mine produced approximately 1.2 million tons of thermal coal in 2011. We also closed one mine at our Kanawha Eagle mining complex due to certain adjustments to our mining plans. The Freedom mine is reported in our Illinois Basin segment and the Kanawha Eagle mining complex is reported in our Appalachia segment. As a result, we recorded an $8.2 million impairment and restructuring charge related to these two mines during the second quarter of 2012, which primarily consisted of the write-off of infrastructure, mine development and certain equipment. We also recorded a $4.1 million charge to asset retirement obligation expense to adjust the liability for the accelerated closure and to write-off the related asset.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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
“Other revenues” includes payments from customer settlements, royalties related to coal lease agreements and farm income. During the first half of 2012, certain customers requested to cancel or delay shipment of coal contracted for 2012 and 2013 deliveries. In certain situations, we agreed to release the customer from their commitment in exchange for a cash settlement. In the three and six months ended June 30, 2012, we recognized revenue of $13.5 million and $20.5 million, respectively, related to these cash settlements. During the first half of 2012, we also received $8.3 million related to the settlement of a customer contract dispute concerning coal deliveries in prior years.

(6) Postretirement Healthcare Benefits
We currently provide healthcare and life insurance benefits to qualifying salaried and hourly retirees and their dependents from defined benefit plans. Plan coverage for healthcare and life insurance benefits is provided to certain hourly retirees in accordance with the applicable labor agreements.
In relation to the bankruptcy process and pursuant to Sections 1113 and 1114 of the Bankruptcy Code, we are seeking to renegotiate the terms of collective bargaining agreements between certain Patriot subsidiaries and the UMWA, as well as certain postretirement healthcare benefits. Additionally, Patriot terminated certain non-union hourly and salaried retiree healthcare programs and postemployment benefits in the second quarter of 2013. In anticipation of these changes, we have classified the liabilities associated with these benefits as “Liabilities subject to compromise” on the consolidated balance sheet since filing for bankruptcy. The liability related to healthcare coverage under the Coal Act is not subject to compromise and is classified as such.
On April 26, 2013, the Bankruptcy Court entered an order authorizing the Debtors to discontinue substantially all of their non-union retiree healthcare programs, eliminate retiree life insurance benefits for current non-union employees, and cap life insurance benefits for current non-union retirees, effective July 31, 2013. Pursuant to this order, the Debtors will contribute $250,000 in cash to a VEBA trust for the benefit of current non-union retirees, and, upon emergence from bankruptcy, contribute $3.75 million in equity of the reorganized company or cash to the VEBA. The VEBA trust will be designed and administered by a Retiree Committee consisting of appointed non-union retirees.
At December 31, 2012, the liability associated with the non-union retiree benefit plans totaled approximately $63 million. In the second quarter of 2013, Patriot recognized a curtailment gain of $6.9 million related to the termination of these plans. Patriot also reduced its postretirement benefit obligation and the corresponding unrecognized loss in accumulated other comprehensive loss by $20.7 million in relation to the settlement of these plan obligations for current non-union employees. The settlement of the terminated benefits for retirees will not be recognized until the contribution is made in full to the VEBA. The remaining balances of both the terminated and surviving non-union retiree benefit obligations remain in “Liabilities subject to compromise” at June 30, 2013.
As part of the accounting for the plan terminations, the fair value of the benefit obligations was remeasured resulting in a reduction to the postretirement benefit obligation and the corresponding unrecognized loss of $53.8 million. The change in the discount rate is the primary factor contributing to the change in the actuarial loss (discount rate of 4.71% at June 30, 2013 compared to 4.33% at December 31, 2012). Based on these changes to our obligation and the remeasurement of the liability, the accumulated actuarial loss and prior service credit are $374.4 million and $4.5 million, respectively, as of June 30, 2013, and are included in “Accumulated other comprehensive loss” on the condensed consolidated balance sheet. For the year ending December 31, 2013, an estimated actuarial loss of $73.1 million and an estimated gain from prior service credits of $1.1 million will be amortized from accumulated other comprehensive loss into net periodic postretirement costs.
As discussed in Note 2, the UMWA appealed the May 29, 2013 Bankruptcy Court ruling granting Patriot the authority to make certain modifications to the collective bargaining agreements for our current employees and transfer certain retiree obligations to a VEBA. Although Patriot has taken steps to implement changes approved by the Bankruptcy Court and is working toward reaching a consensual agreement with the UMWA, as of June 30, 2013, there was uncertainty as to the final outcome of the negotiations and appeal. As such, Patriot did not record any adjustments to its liability in relation to benefit changes for represented beneficiaries.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Net periodic postretirement benefit costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost for benefits earned	$902	$1,382	$1,942	$2,765
Interest cost on accumulated postretirement benefit obligation	17,166	18,207	34,153	36,415
Amortization of actuarial losses	19,046	14,006	39,114	28,015
Amortization of prior service credit	(335)	(203)	(736)	(405)
Gain on benefit plan curtailments	(6,876)	—	(6,876)	—
Net periodic postretirement benefit costs	$29,903	$33,392	$67,597	$66,790
The following table sets forth the plan’s funded status reconciled with the amounts shown in the condensed consolidated balance sheet:

June 30, 2013
(Dollars in thousands)
Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$1,612,689
Service cost	1,942
Interest cost	34,153
Plan amendment	(1,695)
Plan terminations	(20,741)
Net benefits paid	(41,315)
Change in actuarial loss	(53,782)
Accumulated postretirement benefit obligation at end of period	1,531,251
Change in plan assets:
Fair value of plan assets at beginning of year	—
Contributions	41,315
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(41,315)
Fair value of plan assets at end of period	—
Postretirement benefit obligation	1,531,251
Less current portion (included in Accrued expenses)	(7,600)
Less liabilities subject to compromise portion	(1,440,639)
Noncurrent obligation (included in Postretirement benefit obligations)	$83,012

(7) Income Tax Provision
For the three and six months ended June 30, 2013 and 2012, we recorded no income tax provision. We anticipate a tax net operating loss for the year ending December 31, 2013 for which no benefit will be recognized.

(8) Earnings per Share
Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.
The effect of dilutive securities excludes certain stock options, restricted stock units and convertible debt-related shares because the inclusion of these securities was antidilutive to earnings per share. For the three and six months ended June 30, 2013 and 2012,

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

no common stock equivalents were included in the computation of the diluted loss per share because we reported a net loss. Accordingly, 2.1 million shares for the three and six months ended June 30, 2013 and 1.8 million shares for the three and six months ended June 30, 2012 related to stock-based compensation awards were excluded from the diluted loss per share calculation. In addition, 3.0 million common shares related to the convertible notes were excluded from the diluted loss per share calculation for all periods.

(9) Inventories
Inventories consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Materials and supplies	$52,844	$52,970
Saleable coal	17,128	27,197
Raw coal	14,961	19,052
Total	$84,933	$99,219

(10) Debt and Credit Facilities
Our total indebtedness consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Secured Debt
DIP First Out Term Loan, due 2013	$375,000	$375,000
Capital lease obligations	12,279	2,175
Promissory notes	2,297	—
Total secured debt, not subject to compromise	389,576	377,175
Unsecured Debt
8.25% Senior Notes, due 2018	250,000	250,000
3.25% Convertible Senior Notes, due 2013	200,000	200,000
Promissory notes	8,500	8,500
Total unsecured debt, subject to compromise	458,500	458,500
Total long-term debt	848,076	835,675
Less liabilities subject to compromise	(458,500)	(458,500)
Less current maturities of long-term debt	(380,881)	(375,409)
Long-term debt, less current maturities	$8,695	$1,766
DIP Financing
In connection with filing the Chapter 11 Petitions, the Debtors obtained and the Bankruptcy Court authorized post-petition financing, and for each Filing Subsidiary (other than EACC Camps, Inc.) and for Patriot Ventures LLC (collectively, the DIP Guarantors) to guaranty our obligations in connection with the DIP financing, up to an aggregate principal amount of $802.0 million, consisting of (i) a revolving credit loan in an amount not to exceed $125.0 million (First Out Revolving Credit Loan), (ii) a term loan in the amount of $375.0 million (First Out Term Loan, and together with the First Out Revolving Credit Loan, the First Out Facility), and (iii) a $302.0 million roll up of obligations under our pre-petition credit agreement in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility and, together with the First Out Facility, the DIP Facilities). The maturity date of the DIP Facilities is October 4, 2013, but may be extended to December 31, 2013 provided certain conditions are met, including, among others, the filing with the Bankruptcy Court of a plan of reorganization that would result in the payment

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

of the DIP Facilities in full and that is reasonably acceptable to the agents and the requisite lenders under the DIP Facilities 10 business days before the current maturity date. Since the Petition Date, any new wholly-owned subsidiaries of the Company have also been added as DIP Guarantors.
The DIP Facilities include financial covenants applicable to Patriot and its subsidiaries, including compliance with requirements relating to minimum cumulative consolidated EBITDA, as defined by the DIP Facilities, maximum capital expenditures and minimum liquidity. At June 30, 2013, we were in compliance with each of these financial covenants. On August 7, 2013, Patriot obtained an amendment to the DIP Facilities that (i) lowers the minimum cumulative consolidated EBITDA financial covenant threshold beginning with the July 2013 compliance reporting period, (ii) adds a negative covenant requiring committed financing related to a plan of reorganization no later than October 31, 2013, and (iii) includes a provision allowing for the financing of Patriot's corporate insurance program. Patriot has also filed a motion with the Bankruptcy Court seeking approval of Patriot's entry into this amendment. If we do not obtain Bankruptcy Court approval of the amendment to the DIP Facilities, we will not comply with the minimum cumulative consolidated EBITDA financial covenant for the month of July 2013. We anticipate the Bankruptcy Court will approve the amendment to the DIP Facilities; the motion is scheduled to be heard on August 20, 2013. Our compliance with the minimum cumulative consolidated EBITDA financial covenant remains subject to market conditions and our ability to improve financial performance, including implementing our restructuring initiatives. Failure to comply with any of the financial covenants would be an event of default under the terms of the DIP Facilities. If an event of default occurs, we would need to negotiate an amendment or waiver from the lenders and obtain Bankruptcy Court approval of such amendment or waiver; however, there can be no assurances that we would be able to obtain such an amendment or waiver in the future.
At June 30, 2013, letters of credit totaling $58.2 million and $279.4 million were outstanding under the First Out Facility and the Second Out Facility, respectively.
Pre-Petition Credit Facilities
The filing of the Chapter 11 Petitions constituted an event of default under our pre-petition debt agreements and those obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petitions. Thus, the Debtors’ pre-petition unsecured long-term debt of $458.5 million is included in “Liabilities subject to compromise” at June 30, 2013 and December 31, 2012. Since July 9, 2012, we have not recorded interest expense on unsecured debt that is subject to compromise. Contractual interest expense on pre-petition unsecured long-term debt from July 10, 2012 through June 30, 2013 was $44.6 million.
Capital Lease Obligations
Our capital lease obligations pertain to the financing of mining equipment used in operations. In the first half of 2013, Patriot amended certain existing operating leases allowing for transfer of ownership of the equipment at the end of each respective lease. As such, a carrying amount of approximately $13.0 million of additional capital lease obligations, net of imputed interest of $1.9 million, was recorded during the six months ended June 30, 2013. Future minimum lease payments required under these capital leases are $2.1 million remaining in 2013, $3.3 million in 2014, $6.0 million in 2015 and $0.3 million in 2016.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

(11) Accumulated Other Comprehensive Loss
The following table sets forth the components of accumulated other comprehensive loss:

	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Credit Associated with Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
	(Dollars in thousands)
December 31, 2012	$(492,467)	$10,423	$427	$(481,617)
Unrealized gains (losses)	74,523	1,695	(10)	76,208
Reclassification from other comprehensive income to earnings (1)	39,757	(7,612)	(281)	31,864
Net other comprehensive income (loss)	114,280	(5,917)	(291)	108,072
June 30, 2013	$(378,187)	$4,506	$136	$(373,545)

(1)	Amounts were recorded to “Operating costs and expenses” in the unaudited condensed consolidated statement of operations and increased (decreased) net loss for the six months ended June 30, 2013.
Comprehensive loss during the periods differs from net loss by the amount of (i) unrealized gain or loss resulting from valuation changes of our diesel fuel hedges; (ii) adjustments related to the change in funded status of various benefit plans; and (iii) realized gains resulting from curtailments of certain benefit plans.

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
The following table summarizes the fair value of our remaining financial instruments:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$136	$427
Liabilities:
First Out Term Loan	372,188	378,750
$200 million of 3.25% Convertible Senior Notes due 2013 (Convertible Notes)	22,250	24,250
$250 million of 8.25% Senior Notes due 2018 (Senior Notes)	125,625	118,750
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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
We have commodity price risk related to our diesel fuel purchases. To manage a portion of this risk, we have entered into ultra low sulfur diesel swap contracts with financial institutions. The changes in diesel fuel prices and the prices of these financial instruments have historically been highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. We expect to purchase approximately 21 million gallons of diesel fuel across all operations in 2013. As of June 30, 2013, the notional amounts outstanding for our ultra low sulfur diesel swap contracts was 1.0 million gallons, all of which expire in 2013. During the fourth quarter of 2012, our outstanding contracts ceased to be highly effective due to impacts on diesel fuel prices from Hurricane Sandy. As such, we have recorded the change in fair value directly to earnings on a prospective basis and will continue to do so until the contract expires or effectiveness resumes. For the three and six months ended June 30, 2013, the prospective change in the fair value for the cash flow hedges deemed ineffective was immaterial. For the three and six months ended June 30, 2012, the portion of the fair value for the cash flow hedges deemed ineffective was immaterial.
For the three and six months ended June 30, 2013, we recognized a net gain of $24 thousand and $0.3 million in earnings on settled contracts, respectively. For the three and six months ended June 30, 2012, we recognized a net gain of $0.1 million and $1.1 million in earnings on settled contracts, respectively. Excluding the impact of our hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $2.1 million.
The fair value of our fuel contracts at June 30, 2013 and December 31, 2012 resulted in a current asset (Prepaid expenses and other current assets) of $0.1 million and $0.4 million, respectively. We utilized NYMEX quoted market prices for the fair value measurement of these contracts, which reflect a Level 2 fair value input.

(14) Guarantees
In 2010, we agreed to provide a limited guaranty of the payment and performance under certain loans entered into by one of our joint ventures. The loans were obtained to purchase equipment, which is pledged as collateral for the loans. The maximum term of the loans is through January 2016. The guaranteed portion of the loan balances at June 30, 2013 totaled $4.1 million, $3.1 million of which is recorded as a liability on our condensed consolidated balance sheet. At December 31, 2012, there was no carrying amount of the liability on the condensed consolidated balance sheet related to these guarantees. The financial performance of our joint ventures is subject to market risks similar to our coal mining operations.
As of June 30, 2013, we have a receivable of approximately $1.1 million due from one of our joint ventures for royalties and utility usage.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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
Commitments
As of June 30, 2013, purchase commitments for equipment totaled $46.1 million primarily related to longwall equipment replacements, capital rebuilds at our Highland mining complex and safety equipment upgrades throughout our operations.
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
Patriot has obligations related to the discharge of selenium in excess of allowable limits at certain mining operations. Although existing technology continues to evolve and new technologies are being considered for the treatment of selenium discharges in excess of allowable limits, there has been no proven technology to effectively treat selenium in coal mining discharges to the levels required in all the applications present at our operations. Additionally, we are currently involved in various legal proceedings related to compliance with the effluent selenium limits in our mining permits. As a result of these legal proceedings, we are subject to various consent decrees and court orders that require us to, among other things, meet certain compliance deadlines. As of June 30, 2013 and December 31, 2012, the liability related to selenium water treatment at outfalls with known exceedances was $456.9 million and $443.0 million, respectively, and reflects the estimated costs of the planned technology selections to be implemented and maintained at these operations. Further discussed below are the lawsuits in which we are involved and the various rulings and settlements related to these lawsuits, as well as the continued uncertainties related to these obligations, including the identification, implementation and cost of effective treatment technologies.
At June 30, 2013, environmental claims and litigation in connection with our various NPDES permits and related CWA requirements included the following:
West Virginia Department of Environmental Protection (WVDEP) Actions
In 2007, Hobet Mining, LLC (Hobet), one of our subsidiaries, was sued for exceedances of effluent limits contained in four of its NPDES permits in state court in Boone County, West Virginia by the WVDEP. We refer to this case as the Hobet WVDEP

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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
On June 11, 2010, WVDEP filed a lawsuit against Apogee Coal Company, LLC (Apogee), one of our subsidiaries, in the Logan County Circuit Court in West Virginia, alleging discharge of pollutants, including selenium, in violation of certain of its NPDES and Surface Mining Control and Reclamation Act (SMCRA) permits. We refer to this case as the Apogee WVDEP Action. The permits contained in the Apogee WVDEP Action are also included in the February 2011 Litigation discussed below. The compliance deadlines for outfalls covered by this lawsuit were addressed in the January 2012 comprehensive consent decree and subsequent modification. WVDEP is seeking fines and penalties as well as injunctions prohibiting Apogee from discharging pollutants, including selenium, in violation of laws and NPDES permits. In the second quarter of 2013, Patriot filed a draft consent decree with the WVDEP seeking to align the compliance dates for the permits in the Apogee WVDEP Action with the compliance dates in the January 2012 comprehensive consent decree and subsequent modification discussed below.
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
In relation to the Federal Apogee Case and based on the September 2010 Ruling, Apogee completed the construction of a Fluidized Bed Reactor (FBR) water treatment facility and began operating the facility in the first quarter of 2013. This is a first-of-its-kind application of this treatment technology to coal mining discharges at full scale water flows. Accordingly, the facility has been subjected to an extended startup and commissioning phase. Because of the uncertainties surrounding the use of FBR technology to remove selenium or any other chemical elements at coal mining operations and due to the variable conditions encountered during startup, the system will require significant monitoring and, as applicable, adjusting over the first several months of operations. Apogee met its March 1, 2013 deadline to comply with the terms of the court order and will continue monitoring and testing the facility. As of June 30, 2013, we have spent approximately $45.9 million on the installation of the Apogee FBR facility.
In relation to the Federal Hobet Surface Mine No. 22 Case and as part of the September 2010 Ruling, Patriot had identified the Advanced Biological Metals Removal System (ABMet) as the selenium treatment technology to be utilized at the Hobet Surface Mine No. 22 outfall. This ruling initially required compliance with applicable discharge limits under the permit by May 1, 2013. The Modified Comprehensive Consent Decree, as defined and discussed below, extended the compliance deadline for this outfall to August 1, 2014. In the second quarter of 2013, Patriot received conditional approval to implement a bio-chemical reactor (BCR) treatment technology at this outfall. We began construction on the BCR treatment system in July 2013 and expect to complete

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

construction prior to the August 1, 2014 compliance deadline. If the BCR technology is not successful in eliminating selenium from this outfall below allowable limits, we may be required to utilize ABMet or an alternative technology.
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
In December 2012 and January 2013, the Bankruptcy Court and the U.S. District Court approved an agreement between Patriot and OVEC and other environmental groups to extend the Hobet Surface Mine No. 22 outfall compliance date to August 1, 2014. In addition, a 12-month extension of each of the technology selection and specified compliance dates in the January 2012 comprehensive consent decree was approved (as modified, the Modified Comprehensive Consent Decree); such technology selection and compliance dates, as extended, are set forth below. Extension of the deadlines allows us to defer spending and help to maintain liquidity during the bankruptcy proceedings and provides additional time for alternative treatment technologies and solutions to develop.
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
Continued Uncertainties Related to Selenium Water Treatment Obligations
Prior to our pilot project performed in 2010, FBR technology required under the September 2010 Ruling had not been used to remove selenium or any other minerals discharged at coal mining operations, but had been successful in other industrial applications. The FBR water treatment facility is the first facility of its kind constructed for selenium removal on a commercial scale. Neither the FBR technology nor ABMet technology has been proven effective on a sustained full-scale commercial basis at coal mining operations, and there can be no assurance that either of these technologies will be successful under all variable conditions experienced at our mining operations.
The liability to treat selenium discharges at outfalls not addressed in the September 2010 Ruling, including the outfalls specified in the Modified Comprehensive Consent Decree, is based on the installation and operating costs of an Iron Facilitated Selenium Reduction (IFSeR) water treatment system. There is significant uncertainty as to whether IFSeR or any other technology could be utilized to achieve compliance at these outfalls, particularly those with higher average water flows. However, IFSeR technology is currently the treatment technology that is best adapted for installation and operation under the various site-specific conditions at our outfalls. We are also assessing selenium treatment technologies being installed by other coal mining companies, including BCR technology, to determine their applicability and effectiveness at removing selenium from coal mining discharges. Additionally, we continue to refine the IFSeR treatment systems to obtain efficiencies in both selenium removal and cost. Improvements to the efficiencies of the IFSeR system or any other treatment approaches that are selected for implementation at our outfalls may affect the amount of the liability in the future and we will adjust it as necessary.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

If IFSeR or BCR systems are not ultimately successful in treating the effluent selenium exceedances at our outfalls, we may be required to install alternative treatment solutions. Alternative technology solutions that we may ultimately select are still in the early phases of development and their related costs cannot be reasonably estimated at this time. The cost of other water treatment solutions could be materially different than the costs reflected in our liability. Furthermore, costs associated with potential modifications to IFSeR or the scale of our current IFSeR systems could also cause the costs to be materially different than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time. Potential installations of selenium treatment alternatives are further complicated by the variable geological, topographical and water flow considerations of each individual outfall.
While we are actively continuing to explore treatment options, there can be no assurance as to if or when a definitive solution will be identified and implemented for outfalls covered by the WVDEP actions and the Modified Comprehensive Consent Decree. As a result, actual costs may differ from our current estimates. Due to the uncertainties discussed herein, we continuously assess the need to adjust our liability, taking into consideration, among other things, the probability of the utilization of a different technology or modification to the current technology, whether due to developments in our ongoing research, technology changes, further modifications pursuant to the Modified Comprehensive Consent Decree or other legal obligations to do so. Additionally, there are no assurances we will meet the timetable stipulated in the various court orders, consent decrees and permits to which we are subject.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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
Other Litigation and Investigations
In connection with our bankruptcy proceedings, on March 14, 2013, Patriot filed a lawsuit against Peabody Energy Corporation (Peabody) and one of its subsidiaries. In connection with Patriot’s 2007 spinoff from Peabody, Peabody agreed to assume the obligations for healthcare costs associated with thousands of UMWA retirees and dependents who had been employed by Peabody entities that were transferred to Patriot in the spinoff. Patriot sought a declaration from the Bankruptcy Court that any relief Patriot is able to obtain through the bankruptcy proceedings with respect to the healthcare benefits of its subsidiaries’ retirees will not relieve Peabody of its own liabilities with respect to the healthcare benefits of the UMWA retirees and dependents. On May 29, 2013, the Bankruptcy Court ruled in favor of Peabody, which could significantly reduce Peabody’s retiree healthcare obligations with respect to UMWA retirees and dependents. Patriot subsequently appealed the Bankruptcy Court’s decision and oral arguments related to the appeal were heard on August 2, 2013.
During the second half of 2012 and subsequent to the filing of the Chapter 11 Petitions, three class action complaints were filed against a former Chief Executive Officer, Richard M. Whiting, and former Chief Financial Officer, Mark N. Schroeder (the Class Action Complaints). The Class Action Complaints contain nearly identical allegations including that the defendants made or allowed false and misleading statements related to Patriot’s selenium water treatment liability and Patriot’s financial condition. The Class Action Complaints were consolidated and a lead plaintiff was appointed during January 2013. The Class Action Complaints can proceed during the pendency of the Bankruptcy Case as Patriot was not named as a defendant. Messrs. Whiting and Schroeder filed a motion to dismiss the Class Action Complaints on May 20, 2013. Additional briefing regarding this motion will occur during the third quarter of 2013, but a date for a hearing regarding the motion to dismiss has not yet been set.
Apogee has been sued, along with eight other defendants, including Monsanto Company (Monsanto), Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. In total, 243 similar lawsuits have been served on Apogee, which are identical except for the named plaintiff. Each lawsuit alleges personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of June 30, 2013, 51 of the lawsuits have been dismissed. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.
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
In late January 2010, the U.S. Attorney’s office and the State of West Virginia began investigations relating to one or more of our employees making inaccurate entries in official mine records at our Federal No. 2 mine. We terminated one employee and two other employees resigned after being placed on administrative leave. The terminated employee subsequently admitted to falsifying inspection records and has been cooperating with the U.S. Attorney’s office. In April 2010, we received a federal subpoena requesting methane detection systems equipment used at our Federal No. 2 mine since July 2008 and the results of tests performed on the equipment since that date. We provided the equipment and information as required by the subpoena. We have not received any additional requests for information. In January 2012, the terminated employee filed a civil lawsuit against us

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

alleging retaliatory discharge and intentional infliction of emotional distress. Additionally, in January 2012, five employees filed a purported class action lawsuit against us and the terminated employee seeking compensation for lost wages, emotional distress, and punitive damages for the alleged intentional violation of employee safety at the mine. In late March 2013, the court dismissed the purported class action lawsuit. The remaining civil lawsuit is currently stayed due to the bankruptcy of one or more defendants.
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

	Six Months Ended June 30,
	2013	2012
(% of total sales volume - tons)
Sales to electricity generators	72%	78%
Sales to steel & coke producers	28%	22%
Export sales	51%	47%

(Dollars in thousands)
Revenues attributable to foreign countries, based on where product shipped	$374,170	$491,200
For the six months ended June 30, 2013 and 2012, there were no material revenues attributable to any individual foreign country for which we can determine the final destination of the shipment. For certain sales made through third-party arrangements, it is impracticable to determine the ultimate destination and customer.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

Operating segment results for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$367,497	$51,130	$—	$418,627	$660,619	$101,305	$—	$761,924
Adjusted EBITDA	53,189	690	(51,395)	2,484	69,722	3,277	(108,158)	(35,159)
Additions to property, plant, equipment and mine development	13,465	4,022	—	17,487	23,319	10,160	—	33,479
Loss from equity affiliates	(5,056)	—	—	(5,056)	(9,316)	—	—	(9,316)

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$452,091	$81,974	$—	$534,065	$859,508	$177,135	$—	$1,036,643
Adjusted EBITDA	94,236	8,838	(60,930)	42,144	178,034	21,737	(121,449)	78,322
Additions to property, plant, equipment and mine development	49,113	10,459	—	59,572	83,029	13,719	13	96,761
Income from equity affiliates	720	—	—	720	1,700	—	—	1,700
A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Adjusted EBITDA	$2,484	$42,144	$(35,159)	$78,322
Depreciation, depletion and amortization	(47,614)	(45,138)	(92,607)	(86,524)
Asset retirement obligation expense	(17,231)	(325,474)	(34,541)	(358,241)
Sales contract accretion	—	—	—	11,628
Impairment and restructuring charge	—	(9,597)	1,453	(42,458)
Interest expense and other	(14,107)	(16,309)	(28,056)	(32,507)
Interest income	3	54	13	163
Reorganization items, net	(23,284)	—	(26,754)	—
Income tax provision	—	—	—	—
Net loss	$(99,749)	$(354,320)	$(215,651)	$(429,617)

(17) Supplemental Guarantor/Non-Guarantor Financial Information
The following tables present condensed consolidating financial information for: (i) Patriot Coal Corporation (the Parent Company) on a stand-alone basis; (ii) the subsidiary guarantors of the 8.25% Senior Notes (the Guarantor Subsidiaries) on a combined basis and; (iii) the Non-Guarantor Subsidiary, Patriot Coal Receivables (SPV) Ltd. (the facilitating entity for the pre-petition accounts receivable securitization program), on a stand-alone basis. Each Guarantor Subsidiary is wholly-owned by Patriot Coal Corporation. The guarantees from each of the Guarantor Subsidiaries are full, unconditional, joint and several. Accordingly, separate financial statements of the wholly-owned Guarantor Subsidiaries are not presented because the Guarantor Subsidiaries will be jointly, severally and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the Guarantor Subsidiaries are not material to potential investors.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$414,848	$—	$—	$414,848
Other revenues	—	3,779	—	—	3,779
Total revenues	—	418,627	—	—	418,627
Costs and expenses
Operating costs and expenses	—	402,348	—	—	402,348
Depreciation, depletion and amortization	—	47,614	—	—	47,614
Asset retirement obligation expense	—	17,231	—	—	17,231
Sales contract accretion	—	—	—	—	—
Impairment and restructuring charge	—	—	—	—	—
Selling and administrative expenses	2,719	6,483	—	—	9,202
Net gain on disposal or exchange of assets	—	(463)	—	—	(463)
Loss from equity affiliates	87,563	5,056	—	(87,563)	5,056
Operating loss	(90,282)	(59,642)	—	87,563	(62,361)
Interest expense and other	9,472	4,635	—	—	14,107
Interest income	—	(3)	—	—	(3)
Loss before reorganization items and income taxes	(99,754)	(64,274)	—	87,563	(76,465)
Reorganization items, net	(5)	23,289	—	—	23,284
Loss before income taxes	(99,749)	(87,563)	—	87,563	(99,749)
Income tax provision	—	—	—	—	—
Net loss	$(99,749)	$(87,563)	$—	$87,563	$(99,749)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$518,273	$—	$—	$518,273
Other revenues	—	15,792	—	—	15,792
Total revenues	—	534,065	—	—	534,065
Costs and expenses
Operating costs and expenses	—	477,223	—	—	477,223
Depreciation, depletion and amortization	—	45,138	—	—	45,138
Asset retirement obligation expense	—	325,474	—	—	325,474
Sales contract accretion	—	—	—	—	—
Impairment and restructuring charge	—	9,597	—	—	9,597
Selling and administrative expenses	2,675	13,900	—	—	16,575
Net gain on disposal or exchange of assets	—	(1,157)	—	—	(1,157)
Loss (income) from equity affiliates	339,653	(720)	—	(339,653)	(720)
Operating loss	(342,328)	(335,390)	—	339,653	(338,065)
Interest expense and other	12,020	4,289	392	(392)	16,309
Interest income	(28)	(26)	(392)	392	(54)
Loss before reorganization items and income taxes	(354,320)	(339,653)	—	339,653	(354,320)
Reorganization items, net	—	—	—	—	—
Loss before income taxes	(354,320)	(339,653)	—	339,653	(354,320)
Income tax provision	—	—	—	—	—
Net loss	$(354,320)	$(339,653)	$—	$339,653	$(354,320)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$754,973	$—	$—	$754,973
Other revenues	—	6,951	—	—	6,951
Total revenues	—	761,924	—	—	761,924
Costs and expenses
Operating costs and expenses	—	772,376	—	—	772,376
Depreciation, depletion and amortization	—	92,607	—	—	92,607
Asset retirement obligation expense	—	34,541	—	—	34,541
Sales contract accretion	—	—	—	—	—
Impairment and restructuring charge	—	(1,453)	—	—	(1,453)
Selling and administrative expenses	5,601	12,988	—	—	18,589
Net gain on disposal or exchange of assets	—	(3,198)	—	—	(3,198)
Loss from equity affiliates	191,243	9,316	—	(191,243)	9,316
Operating loss	(196,844)	(155,253)	—	191,243	(160,854)
Interest expense and other	18,829	9,227	—	—	28,056
Interest income	(10)	(3)	—	—	(13)
Loss before reorganization items and income taxes	(215,663)	(164,477)	—	191,243	(188,897)
Reorganization items, net	(12)	26,766	—	—	26,754
Loss before income taxes	(215,651)	(191,243)	—	191,243	(215,651)
Income tax provision	—	—	—	—	—
Net loss	$(215,651)	$(191,243)	$—	$191,243	$(215,651)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$1,002,611	$—	$—	$1,002,611
Other revenues	—	34,032	—	—	34,032
Total revenues	—	1,036,643	—	—	1,036,643
Costs and expenses
Operating costs and expenses	—	932,559	—	—	932,559
Depreciation, depletion and amortization	—	86,524	—	—	86,524
Asset retirement obligation expense	—	358,241	—	—	358,241
Sales contract accretion	—	(11,628)	—	—	(11,628)
Impairment and restructuring charge	—	42,458	—	—	42,458
Selling and administrative expenses	8,473	21,657	—	—	30,130
Net gain on disposal or exchange of assets	—	(2,668)	—	—	(2,668)
Loss (income) from equity affiliates	397,331	(1,700)	—	(397,331)	(1,700)
Operating loss	(405,804)	(388,800)	—	397,331	(397,273)
Interest expense and other	23,911	8,596	777	(777)	32,507
Interest income	(98)	(65)	(777)	777	(163)
Loss before reorganization items and income taxes	(429,617)	(397,331)	—	397,331	(429,617)
Reorganization items, net	—	—	—	—	—
Loss before income taxes	(429,617)	(397,331)	—	397,331	(429,617)
Income tax provision	—	—	—	—	—
Net loss	$(429,617)	$(397,331)	$—	$397,331	$(429,617)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Net loss	$(99,749)	$(87,563)	$—	$87,563	$(99,749)
Accumulated actuarial loss and prior service credit realized in net loss	—	19,031	—	—	19,031
Plan curtailment - prior service credit recognized	—	(6,876)	—	—	(6,876)
Reduction in postretirement benefit obligations due to terminations	—	76,218	—	—	76,218
Net change in fair value of diesel fuel hedge	(140)	—	—	—	(140)
Realized gains of diesel fuel hedge	(24)	—	—	—	(24)
Other comprehensive income (loss)	(164)	88,373	—	—	88,209
Comprehensive income (loss)	$(99,913)	$810	$—	$87,563	$(11,540)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Net loss	$(354,320)	$(339,653)	$—	$339,653	$(354,320)
Accumulated actuarial loss and prior service credit realized in net loss	—	13,714	—	—	13,714
Net change in fair value of diesel fuel hedge	(5,643)	—	—	—	(5,643)
Realized gains of diesel fuel hedge	(138)	—	—	—	(138)
Other comprehensive income (loss)	(5,781)	13,714	—	—	7,933
Comprehensive loss	$(360,101)	$(325,939)	$—	$339,653	$(346,387)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Net loss	$(215,651)	$(191,243)	$—	$191,243	$(215,651)
Accumulated actuarial loss and prior service credit realized in net loss	—	39,021	—	—	39,021
Plan curtailment - prior service credit recognized	—	(6,876)	—	—	(6,876)
Reduction in postretirement benefit obligations due to terminations	—	76,218	—	—	76,218
Net change in fair value of diesel fuel hedge	(10)	—	—	—	(10)
Realized gains of diesel fuel hedge	(281)	—	—	—	(281)
Other comprehensive income (loss)	(291)	108,363	—	—	108,072
Comprehensive loss	$(215,942)	$(82,880)	$—	$191,243	$(107,579)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Net loss	$(429,617)	$(397,331)	$—	$397,331	$(429,617)
Accumulated actuarial loss and prior service credit realized in net loss	—	27,432	—	—	27,432
Net change in fair value of diesel fuel hedge	(251)	—	—	—	(251)
Realized gains of diesel fuel hedge	(1,126)	—	—	—	(1,126)
Other comprehensive income (loss)	(1,377)	27,432	—	—	26,055
Comprehensive loss	$(430,994)	$(369,899)	$—	$397,331	$(403,562)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$193,598	$217	$—	$—	$193,815
Accounts receivable and other, net	—	119,637	—	—	119,637
Inventories	—	84,933	—	—	84,933
Deferred income taxes	50,102	—	—	—	50,102
Prepaid expenses and other current assets	794	25,613	—	—	26,407
Total current assets	244,494	230,400	—	—	474,894
Property, plant, equipment and mine development
Land and coal interests	—	2,896,105	—	—	2,896,105
Buildings and improvements	—	592,018	—	—	592,018
Machinery and equipment	492	780,066	—	—	780,558
Less accumulated depreciation, depletion and amortization	(20)	(1,207,011)	—	—	(1,207,031)
Property, plant, equipment and mine development, net	472	3,061,178	—	—	3,061,650
Cash collateralization deposits	64,990	—	—	—	64,990
Investments, intercompany and other assets	613,263	(302,525)	—	(276,275)	34,463
Total assets	$923,219	$2,989,053	$—	$(276,275)	$3,635,997
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$1,087	$242,747	$—	$—	$243,834
Current maturities of long-term debt	375,170	5,711	—	—	380,881
Total current liabilities	376,257	248,458	—	—	624,715
Long-term debt, less current maturities	126	8,569	—	—	8,695
Deferred income taxes	50,102	—	—	—	50,102
Asset retirement obligations	—	736,372	—	—	736,372
Workers’ compensation obligations	—	258,282	—	—	258,282
Coal Act postretirement benefit obligations	—	83,012	—	—	83,012
Obligation to industry fund	—	32,651	—	—	32,651
Other noncurrent liabilities	—	22,593	—	—	22,593
Total liabilities not subject to compromise	426,485	1,389,937	—	—	1,816,422
Liabilities subject to compromise	461,163	1,696,430	—	—	2,157,593
Total liabilities	887,648	3,086,367	—	—	3,974,015
Stockholders’ equity (deficit)	35,571	(97,314)	—	(276,275)	(338,018)
Total liabilities and stockholders’ equity (deficit)	$923,219	$2,989,053	$—	$(276,275)	$3,635,997

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash used in operating activities	$(27,607)	$(69,932)	$—	$—	$(97,539)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(33,479)	—	—	(33,479)
Additions to advance mining royalties	—	(4,868)	—	—	(4,868)
Acquisition	—	(1,009)	—	—	(1,009)
Proceeds from disposal or exchange of assets	—	3,087	—	—	3,087
Other	—	(367)	—	—	(367)
Net cash used in investing activities	—	(36,636)	—	—	(36,636)

Cash Flows From Financing Activities
Long-term debt payments	(125)	(3,398)	—	—	(3,523)
Coal reserve financing transaction	—	(2,416)	—	—	(2,416)
Intercompany transactions	(111,711)	111,711	—	—	—
Net cash (used in) provided by financing activities	(111,836)	105,897	—	—	(5,939)

Net decrease in cash and cash equivalents	(139,443)	(671)	—	—	(140,114)
Cash and cash equivalents at beginning of year	333,041	888	—	—	333,929
Cash and cash equivalents at end of period	$193,598	$217	$—	$—	$193,815

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash used in operating activities	$(19,702)	$(38,895)	$—	$—	$(58,597)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(96,761)	—	—	(96,761)
Additions to advance mining royalties	—	(11,268)	—	—	(11,268)
Acquisition	—	(2,530)	—	—	(2,530)
Proceeds from disposal or exchange of assets	—	2,941	—	—	2,941
Other	—	(369)	—	—	(369)
Net cash used in investing activities	—	(107,987)	—	—	(107,987)

Cash Flows From Financing Activities
Short-term borrowing	25,000	—	—	—	25,000
Long-term debt payments	—	(1,182)	—	—	(1,182)
Deferred financing costs	(6,317)	—	—	—	(6,317)
Proceeds from employee stock programs	930	—	—	—	930
Intercompany transactions	(147,996)	147,996	—	—	—
Net cash (used in) provided by financing activities	(128,383)	146,814	—	—	18,431

Net decrease in cash and cash equivalents	(148,085)	(68)	—	—	(148,153)
Cash and cash equivalents at beginning of year	193,882	280	—	—	194,162
Cash and cash equivalents at end of period	$45,797	$212	$—	$—	$46,009

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

•
negotiation and ratification of labor contracts, labor availability and relations, including negotiations with the UMWA related to the Bankruptcy Court’s ruling granting Patriot’s motion for relief under Sections 1113 and 1114 of the Bankruptcy Code, which could result in labor disruptions, work stoppages or slowdowns;

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
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in Part I, Item 1A. Risk Factors of our 2012 Annual Report on Form 10-K and in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in, contemplated or implied by our forward-looking statements. We do not undertake any obligation (and expressly disclaim any such obligation) to update or revise the forward-looking statements, except as required by federal securities laws.

Overview
We are a producer of coal in the eastern U.S., with operations and coal reserves in the Appalachia and the Illinois Basin coal regions. Our principal business is the mining, preparation and sale of thermal and metallurgical coal. Thermal coal is primarily sold to electricity generators, and metallurgical coal is sold to steel mills and independent coke producers. As of June 30, 2013, our operations consisted of eleven active mining complexes, which include company-operated mines, a contractor-operated mine and coal preparation facilities. The Appalachia and Illinois Basin segments consist of our operations in West Virginia and Kentucky, respectively.
We ship coal to electricity generators, industrial users, steel mills and independent coke producers, as well as brokers that ultimately sell the coal to these same types of customers. In the first six months of 2013, we sold 11.2 million tons of coal, of which 72% was sold to domestic and global electricity generators and 28% was sold to domestic and global steel and coke producers. In the first six months of 2012, we sold 13.0 million tons of coal, of which 78% was sold to domestic and global electricity generators and 22% was sold to domestic and global steel and coke producers. Export sales were 51% and 47% of our total volume in the first six months of 2013 and 2012, respectively. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.
Our mining operations and coal reserves are as follows:
•Appalachia. As of June 30, 2013, we had eight active mining complexes located in Boone, Lincoln, Logan, Kanawha, and Raleigh counties in southern West Virginia. In northern West Virginia, we have one mining complex located in Monongalia County. In Appalachia, we sold 9.1 million tons of coal in the six months ended June 30, 2013. As of December 31, 2012, we controlled approximately 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 492 million tons were assigned to current operations.
•Illinois Basin. As of June 30, 2013, we had two active mining complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 2.1 million tons of coal in the six months ended June 30, 2013. As of December 31, 2012, we controlled 658 million tons of proven and probable coal reserves in the Illinois Basin, of which 119 million tons were assigned to current operations.

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
Bankruptcy Initiatives
In the year since the Petition Date, we have been working on multiple fronts to stabilize our business, address our unsustainable cost structure and preserve jobs and benefits for thousands of our workers. Significant steps have been taken operationally as discussed in Results of Operations. Over the past three months, we have achieved significant progress in creating a competitive labor and benefit cost structure by restructuring wage and benefit programs for our current workforce and preparing to transition retiree healthcare benefits to a Voluntary Employee Beneficiary Association (VEBA) trust.
Sections 1113 and 1114
In relation to the bankruptcy process and pursuant to Sections 1113 and 1114 of the Bankruptcy Code, we are seeking to renegotiate the terms of collective bargaining agreements between certain Patriot subsidiaries and the United Mine Workers of America (UMWA), as well as certain postretirement healthcare benefits. In November 2012, the Debtors commenced the Sections 1113 and 1114 process with the UMWA and began negotiating in good faith for consensual agreements that achieve the necessary level of labor cost and postretirement healthcare benefit savings. In March 2013, the Debtors filed a motion with the Bankruptcy Court seeking to modify collective bargaining agreements with the UMWA and certain UMWA-related retiree healthcare benefits.

On May 29, 2013, the Bankruptcy Court granted the motion in its entirety. On June 7, 2013, the UMWA appealed the Bankruptcy Court's decision.
The Bankruptcy Court's ruling authorized Patriot to implement modifications to the collective bargaining agreements, including (i) wage, benefit and work rules for union employees that reflect levels of wages and benefits more consistent with those of regional labor markets; and (ii) healthcare benefits for our union employees that are more consistent with healthcare benefits provided to our non-union employees. Despite receiving Bankruptcy Court approval, we continue to negotiate with the UMWA in an effort to reach a consensual agreement. Effective July 1, 2013, Patriot exercised the authority granted to us by the Bankruptcy Court to implement changes to UMWA-represented employee wages, benefits and healthcare, but chose to implement significantly improved terms reflecting our subsequent negotiations with the UMWA.
The Debtors and the UMWA continue to work toward a consensual agreement regarding collective bargaining agreements. Once a consensual agreement is reached, the collective bargaining agreements will be presented to the UMWA membership for ratification, and we anticipate the negotiations and ratification process to be completed in August 2013. We expect to submit a motion to the Bankruptcy Court seeking approval of the collective bargaining agreements in conjunction with the ratification process. Upon Bankruptcy Court approval, the UMWA will withdraw its June 7, 2013 appeal.
The Debtors also are seeking to avoid expected increases in the contribution rates under the United Mine Workers of America 1974 Pension Plan (the 1974 Pension Plan). Under the court-approved proposal, in the event the Debtors are unable to avoid the expected increases in the contribution rates, they may withdraw from the 1974 Pension Plan. Withdrawing from the 1974 Pension Plan would result in a liability under the Employee Retirement Income Securities Act of 1974, but we project the long-term impact of such liability would be significantly less than future contributions to the 1974 Pension Plan. The Debtors expect to continue to participate in the 1974 Pension Plan based on certain assurances provided by the UMWA.
The Bankruptcy Court’s ruling also authorized Patriot to implement modifications to UMWA-related retiree healthcare benefits that primarily include the establishment of a VEBA trust to fund healthcare for UMWA-represented retirees. Under the court-authorized proposal, funding for the VEBA will consist of (i) a 35% ownership stake in the reorganized company, (ii) profit sharing contributions up to a maximum of $300 million, (iii) a royalty contribution for every ton produced at all existing mining complexes, (iv) a portion of any future recoveries from certain litigation, and (v) an initial cash contribution of $15 million. The VEBA trust is being designed and administered by trustees appointed by the UMWA. The liability associated with these obligations totals approximately $1.02 billion as of June 30, 2013 and December 31, 2012 and is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets. The Bankruptcy Court approved changes to the UMWA-related retiree healthcare benefits effective July 1, 2013. We expect to reach a consensual agreement whereby we will continue to administer healthcare coverage through December 31, 2013, but only funding up to the $15 million contribution.
We continue to provide healthcare benefits for more than 2,300 individuals who receive healthcare benefits pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (Coal Act). We spent approximately $14 million on Coal Act liabilities in 2012. The liabilities associated with these obligations are classified as liabilities not subject to compromise in the condensed consolidated balance sheets.
On March 14, 2013, Patriot filed a lawsuit against Peabody Energy Corporation (Peabody) and one of its subsidiaries. In connection with Patriot’s 2007 spinoff from Peabody, Peabody agreed to assume the obligations for healthcare costs associated with thousands of UMWA retirees and dependents who had been employed by Peabody entities that were transferred to Patriot in the spinoff. Patriot sought a declaration from the Bankruptcy Court that any relief Patriot is able to obtain through the bankruptcy proceedings with respect to the healthcare benefits of its subsidiaries’ retirees will not relieve Peabody of its own liabilities with respect to the healthcare benefits of the UMWA retirees and dependents. On May 29, 2013, the Bankruptcy Court ruled in favor of Peabody, which could significantly reduce Peabody’s retiree healthcare obligations with respect to certain UMWA retirees and dependents. Patriot subsequently appealed the Bankruptcy Court’s decision and oral arguments related to the appeal were heard on August 2, 2013.
Other Wage and Benefit Programs
On April 26, 2013, the Bankruptcy Court entered an order authorizing the Debtors to discontinue substantially all of their non-union retiree healthcare programs, eliminate retiree life insurance benefits for current non-union employees, and cap life insurance benefits for current non-union retirees, effective July 31, 2013. Pursuant to this order, the Debtors will contribute $250,000 in cash to a VEBA trust for the benefit of current non-union retirees, and, upon emergence from bankruptcy, contribute $3.75 million in equity of the reorganized company or cash to the VEBA. The VEBA trust will be designed and administered by a Retiree Committee consisting of appointed non-union retirees. At December 31, 2012, the liability associated with these plans totaled approximately $63 million and was classified as “Liabilities subject to compromise” in the condensed consolidated balance sheet. In the second quarter of 2013, Patriot recognized a curtailment gain of $6.9 million related to the termination of these plans. Patriot also reduced its postretirement benefit obligation and the corresponding unrecognized loss in accumulated other comprehensive loss by $20.7 million in relation to the settlement of these plan obligations for current non-union employees. The settlement of the terminated benefits for retirees will not be recognized until the contribution is made in full to the VEBA. The remaining balances of both the terminated and surviving non-union retiree benefit obligations remain in “Liabilities subject to compromise” at June 30, 2013.
On March 15, 2013, the Bankruptcy Court authorized the Debtors to terminate the Patriot Coal Corporation Supplemental 401(k) Retirement Plan (the Supplemental 401(k) Plan) and on April 1, 2013, Patriot’s board of directors approved the termination of the Supplemental 401(k) Plan effective as of March 31, 2013. The Supplemental 401(k) Plan provided for certain salaried employees to defer a specified portion of their compensation until retirement and also provided an employer match and discretionary contribution based on Patriot’s performance. The Supplemental 401(k) Plan was unfunded and termination resulted in approximately $2.5 million of compensation deferrals being treated as pre-petition general unsecured claims rather than being paid in cash. As of June 30, 2013 and December 31, 2012, the liability associated with this plan is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets.
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
Rejected Contracts
Since the Petition Date, the Debtors have received approval from the Bankruptcy Court to reject a number of equipment leases and other executory contracts of various types. On January 15, 2013, the Debtors filed a motion for authorization to assume or reject all of their unexpired leases of nonresidential real property, including their coal reserve leases. Substantially all of their assumptions and rejections were subsequently approved by the Bankruptcy Court. As of June 30, 2013, most of the lease cure payments have been made. We are working to resolve differences in cure amounts and certain other discreet issues with counterparties that objected to our motion. In conjunction with the assumption of these leases and payment of cure amounts, Patriot reclassified approximately $14 million of royalty and real estate tax accruals from “Liabilities subject to compromise” to liabilities not subject to compromise in the first quarter of 2013.
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
Pre-Petition Claims
The Debtors have received approximately 4,250 proofs of claim, a portion of which assert, in part or in whole, unliquidated amounts. In the aggregate, total liquidated proofs of claim of approximately $305.7 billion have been filed against the Debtors. During the second quarter of 2013, the UMWA levied claims for postretirement benefit obligations against each of the Filing Subsidiaries, significantly increasing the total liquidated proofs of claim. New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We are in the process of reconciling such claims to the amounts listed in the Debtors’ books and records. Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claims.
Through the claims resolution process, we have identified a substantial number of claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have already been satisfied, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. As of July 22, 2013, we estimate that the claims resolution process will reduce the total liquidated proof of claims by approximately $301.2 billion, primarily due to redundant claims. As of July 22, 2013, approximately 1,700 claims totaling $181.8 million have been expunged or withdrawn and the Debtors have filed an additional $17.3 million in claims objections with the Bankruptcy Court. We continue to evaluate the filed claims and expect to continue to file claim objections with the Bankruptcy Court.
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
On April 26, 2013, the Bankruptcy Court entered an order extending our exclusivity period to file a plan of reorganization to September 2, 2013. Our goal is to develop and propose a plan of reorganization that will receive support from our various constituencies. Additional work is necessary to develop such a plan and its timing is largely dependent on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings, including resolution of our labor contracts and legacy labor liabilities. On July 30, 2013, the Debtors filed a motion seeking to further extend our exclusivity period to file a plan of reorganization by 90 days, from September 2, 2013 to December 1, 2013.
Under the distribution priorities established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.
The Debtors are negotiating the potential terms of a Chapter 11 plan of reorganization with Knighthead Capital Management, LLC (Knighthead) and Aurelius Capital Management, LP (Aurelius) that would involve a significant investment into the Debtors’ estates through a rights offering backstopped by entities managed by Knighthead and Aurelius. On July 26, 2013, the Bankruptcy Court approved the payment of up to $2.0 million for fees and expenses of certain advisors to Knighthead and Aurelius. The Bankruptcy Court also authorized the Company to increase the $2.0 million fee and expense cap upon entering into a written agreement with the Credit Committee, so that the Company may pay the fees and expenses of the advisors of other potential investors. At this time, the Debtors have not committed to any terms of a rights offering or plan of reorganization.
Going Concern Matters
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared assuming we will continue as a going concern, although the Bankruptcy Case and weak industry conditions raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, market conditions and our ability to (i) improve profitability; (ii) realize savings under Sections 1113 and 1114 of the Bankruptcy Code; (iii) meet the financial covenants of the DIP Facilities (defined in Note 10) or obtain appropriate amendments or waivers; (iv) obtain financing to replace the DIP Facilities upon emergence; and (v) restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Court. In order to improve profitability, we continue to take actions to further reduce operating expenses and align our production to meet market demand. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.

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
Three and Six Months Ended June 30, 2013 Compared to June 30, 2012
Summary
Our Segment Adjusted EBITDA for the three and six months ended June 30, 2013 decreased compared to the prior year primarily due to a decrease in sales prices and volumes driven by lower demand from slower growth in international economies such as China, India and Europe and, on the domestic side, low natural gas prices and mild 2012 weather. In light of the decreased demand for both thermal and metallurgical coal, it has become uneconomical to operate certain of our mining complexes, and we have taken steps to reduce coal production to match expected sales volumes and market demand. As a result, we closed two mine complexes in 2012 and reduced production at metallurgical and thermal coal mines during 2012 and in the first quarter of 2013.

Segment Results of Operations

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Tons/$	%	2013	2012	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold
Appalachia Mining Operations	5,070	5,104	(34)	(0.7)%	9,141	9,468	(327)	(3.5)%
Illinois Basin Mining Operations	1,059	1,633	(574)	(35.2)%	2,099	3,529	(1,430)	(40.5)%
Total Tons Sold	6,129	6,737	(608)	(9.0)%	11,240	12,997	(1,757)	(13.5)%

Average Sales Price per Ton Sold
Appalachia Mining Operations	$71.74	$85.48	$(13.74)	(16.1)%	$71.51	$87.19	$(15.68)	(18.0)%
Illinois Basin Mining Operations	$48.28	$50.20	$(1.92)	(3.8)%	$48.26	$50.19	$(1.93)	(3.8)%

Revenue
Appalachia Mining Operations	$363,718	$436,299	$(72,581)	(16.6)%	$653,668	$825,476	$(171,808)	(20.8)%
Illinois Basin Mining Operations	51,130	81,974	(30,844)	(37.6)%	101,305	177,135	(75,830)	(42.8)%
Appalachia Other	3,779	15,792	(12,013)	(76.1)%	6,951	34,032	(27,081)	(79.6)%
Total Revenues	$418,627	$534,065	$(115,438)	(21.6)%	$761,924	$1,036,643	$(274,719)	(26.5)%

Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$314,308	$357,855	$(43,547)	(12.2)%	$590,897	$681,474	$(90,577)	(13.3)%
Illinois Basin Mining Operations	50,440	73,136	(22,696)	(31.0)%	98,028	155,398	(57,370)	(36.9)%
Total Segment Operating Costs and Expenses	$364,748	$430,991	$(66,243)	(15.4)%	$688,925	$836,872	$(147,947)	(17.7)%

Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$53,189	$94,236	$(41,047)	(43.6)%	$69,722	$178,034	$(108,312)	(60.8)%
Illinois Basin Mining Operations	690	8,838	(8,148)	(92.2)%	3,277	21,737	(18,460)	(84.9)%
Total Segment Adjusted EBITDA	$53,879	$103,074	$(49,195)	(47.7)%	$72,999	$199,771	$(126,772)	(63.5)%
(1) Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $402.3 million and $477.2 million less income (loss) from equity affiliates of ($5.1) million and $0.7 million and past mining obligation expenses of $42.7 million and $45.5 million for the three months ended June 30, 2013 and 2012, respectively. Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $772.4 million and $932.6 million less income (loss) from equity affiliates of $(9.3) million and $1.7 million and past mining obligation expenses of $92.8 million and $94.0 million for the six months ended June 30, 2013 and 2012, respectively.
Tons Sold and Revenues
Revenues in the Appalachia segment were lower in the three and six months ended June 30, 2013, compared to the prior year, due to lower sales prices and volumes. Average sales prices in the Appalachia segment for the three and six months ended June 30, 2013 decreased 16% and 18%, respectively, compared to the same periods in 2012, reflecting reduced pricing under metallurgical coal supply contracts. Total sales volumes in Appalachia decreased for the three and six months ended June 30, 2013 compared to the same periods in 2012, primarily due to lower demand. In response to the weaker markets, we closed our Big Mountain mining complex in the first quarter of 2012, reduced production at certain metallurgical and thermal coal operations, and decreased brokerage coal volume.

Revenues in the Illinois Basin segment were lower for the three and six months ended June 30, 2013, compared to the same period in 2012, primarily due to lower sales volumes. Our Bluegrass mining complex was closed in the fourth quarter of 2012 in response to the weaker markets and the complex’s lower profit margins. In addition, total sales volumes were lower at our Highland mining complex, due to a decrease in production driven by adverse operational conditions during the first half of 2013.
Appalachia Other Revenue was lower for the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to customer settlements. During the first half of 2012, certain customers requested to cancel or delay shipment of coal contracted for 2012 and 2013 deliveries. In certain situations, we agreed to release the customer from their commitment in exchange for a cash settlement. In the three and six months ended June 30, 2012, we recognized revenue of $13.5 million and $20.5 million, respectively, related to these cash settlements. During the first half of 2012, we also received $8.3 million related to the settlement of a customer contract dispute concerning coal deliveries in prior years.
Segment Operating Costs and Expenses
Segment operating costs and expenses for Appalachia decreased in the three and six months ended June 30, 2013, compared to the same periods in 2012. This is primarily due to the lower sales volumes in 2013 and cost savings programs, which included the conversion of certain contractor-operated mines to company-operated mines as well as the redeployment of resources and successful contract renegotiations for equipment and materials and supplies. For the three months ended June 30, 2013, the decrease reflects reduced shipments and cost savings measures at certain metallurgical mines ($19.8 million), decreased brokerage coal volumes ($17.7 million) and reduced shipments at our Corridor G mining complex beginning in the second quarter of 2012 ($13.0 million). This was partially offset by higher costs at our Paint Creek mining complex due to expanded production and increased sales volume ($6.1 million) and increased losses from our equity affiliates ($5.8 million).
For the six months ended June 30, 2013, the decrease in segment operating costs and expense in Appalachia reflects the closure of our Big Mountain mining complex on February 2, 2012 ($11.6 million), reduced shipments and cost savings measures at certain metallurgical mines ($55.8 million), decreased brokerage coal volumes ($34.9 million) and reduced shipments at our Corridor G mining complex beginning in the second quarter of 2012 ($23.8 million). This was offset by higher costs at our Paint Creek mining complex due to expanded production and increased sales volume ($23.9 million), increased losses from our equity affiliates ($11.0 million) and higher costs at our Panther mining complex due to difficult geological conditions in the first quarter of 2013 ($7.3 million).
Segment operating costs and expenses for the Illinois Basin decreased in the three months ended June 30, 2013, compared to the prior year, due to the closure of our Bluegrass mining complex in the fourth quarter of 2012 ($20.9 million). In addition, costs were lower at our Highland mining complex primarily due to a decrease in production and decreased sales volume ($2.4 million).
Segment operating costs and expenses for the Illinois Basin decreased in the six months ended June 30, 2013, compared to the prior year, due to the closure of our Bluegrass mining complex in the fourth quarter of 2012 ($46.2 million). In addition, costs were lower at our Highland mining complex primarily due to a decrease in production and decreased sales volume ($10.2 million).
Segment Adjusted EBITDA
Our Segment Adjusted EBITDA for Appalachia was lower in the three and six months ended June 30, 2013, compared to the prior year, primarily due to decreased sales prices resulting from the weakened metallurgical markets and lower sales volume resulting from reduced demand, partially offset by lower operating costs.
Segment Adjusted EBITDA for the Illinois Basin decreased in the three and six months ended June 30, 2013 from the prior year primarily due to lower sales volumes partially offset by a decrease in operating costs resulting from closure of the Bluegrass mining complex and the reduction of one production unit at our Highland mining complex.

Net Loss

	Three Months Ended June 30,		Favorable (Unfavorable)		Six Months Ended June 30,		Favorable (Unfavorable)
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$53,879	$103,074	$(49,195)	(47.7)%	$72,999	$199,771	$(126,772)	(63.5)%
Corporate and Other:
Past mining obligation expense	(42,656)	(45,512)	2,856	6.3%	(92,767)	(93,987)	1,220	1.3%
Net gain on disposal or exchange of assets	463	1,157	(694)	(60.0)%	3,198	2,668	530	19.9%
Selling and administrative expenses	(9,202)	(16,575)	7,373	44.5%	(18,589)	(30,130)	11,541	38.3%
Total Corporate and Other	(51,395)	(60,930)	9,535	15.6%	(108,158)	(121,449)	13,291	10.9%
Depreciation, depletion and amortization	(47,614)	(45,138)	(2,476)	(5.5)%	(92,607)	(86,524)	(6,083)	(7.0)%
Asset retirement obligation expense	(17,231)	(325,474)	308,243	94.7%	(34,541)	(358,241)	323,700	90.4%
Sales contract accretion	—	—	—	n/a	—	11,628	(11,628)	(100.0)%
Impairment and restructuring charge	—	(9,597)	9,597	100.0%	1,453	(42,458)	43,911	103.4%
Interest expense and other	(14,107)	(16,309)	2,202	13.5%	(28,056)	(32,507)	4,451	13.7%
Interest income	3	54	(51)	(94.4)%	13	163	(150)	(92.0)%
Reorganization items, net	(23,284)	—	(23,284)	n/a	(26,754)	—	(26,754)	n/a
Income tax provision	—	—	—	n/a	—	—	—	n/a
Net loss	$(99,749)	$(354,320)	$254,571	71.8%	$(215,651)	$(429,617)	$213,966	49.8%
Past mining obligation expense was higher in the three and six months ended June 30, 2013 than the corresponding periods in the prior year due to a lower interest rate utilized for the December 31, 2012 valuation of our actuarially-determined retiree healthcare obligations offset by lower contributions to the UMWA pension fund due to fewer hours worked at our union operations. In relation to the discontinuation of substantially all of our non-union retiree healthcare programs and the elimination of retiree life insurance benefits for current non-union employees, Patriot recognized a curtailment gain of $6.9 million in the second quarter of 2013. The settlement of the terminated plans will not be recognized until the VEBA contribution is made in full.
Net gain on disposal or exchange of assets decreased for the three months ended and increased for the six months ended June 30, 2013, compared to the corresponding periods in the prior year, due to the timing and nature of transactions. In 2013, net gain on disposal or exchange of assets included the sale of certain non-strategic coal reserves, which resulted in the recognition of a gain of $2.3 million in the first quarter. In 2012, net gain on disposal or exchange of assets included the sale of certain non-strategic oil and gas rights for a gain of $1.5 million on this transaction in the first quarter.
Selling and administrative expenses decreased in the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to decreased stock compensation expense in 2013 as a result of forfeitures and no new grants being issued in 2013, changes to incentive compensation plans, and reductions in spending for non-bankruptcy related outside services.
Depreciation, depletion and amortization increased in the three and six months ended June 30, 2013, compared to the same periods in the prior year, primarily due to an increase in depletion resulting from increased production at mines with higher depletion rates, although overall production was lower in the first six months of 2013 compared to 2012. Additionally, depreciation expense increased due to changes in mining plans.
Asset retirement obligation expense decreased in the three and six months ended June 30, 2013, compared to the same periods in 2012, primarily due to an adjustment of $307.4 million to our selenium water treatment obligations in the second quarter of 2012. Additionally, there were charges of $17.5 million in the first quarter of 2012 related to accelerating the timing of the closure of the Big Mountain mining complex.
Sales contract accretion decreased in the six months ended June 30, 2013 primarily due to the amendment of one of the below-market coal supply agreements in the first quarter of 2012 and the expiration of all remaining contracts assumed in the July 2008 acquisition of Magnum Coal Company.

Impairment and restructuring charge decreased in the three and six months ended June 30, 2013, compared to the corresponding periods in the prior year, due to a charge of $8.2 million in the second quarter of 2012 for the early closure of the Freedom Mine at our Bluegrass mining complex and changes to mining plans at the Kanawha Eagle mining complex. Additionally, in the first quarter of 2012 we recorded a $32.8 million charge related to the closure of the Big Mountain mining complex, which primarily consisted of the write-down of fixed assets related to infrastructure, mine development and certain equipment. In the first quarter of 2013, we recorded a $1.6 million reversal of certain estimated restructuring reserves related to the 2010 closure of the Harris No. 1 mine and the rationalization of the operations at the Rocklick mining complex.
Interest expense and other decreased in the three and six months ended June 30, 2013 primarily due to the decreased amortization of deferred financing costs related to the unsecured debt and credit facilities compromised in our bankruptcy proceedings.
Our reorganization items for the three and six months ended June 30, 2013 consist of the following:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(Dollars in thousands)
Professional fees	$20,138	$35,631
Accounts payable settlement losses (gains)	530	(11,062)
Provision for rejected executory contracts and leases	2,620	2,196
Interest income	(4)	(11)
Reorganization items, net	$23,284	$26,754
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
Net cash used in operating activities was $97.5 million for the six months ended June 30, 2013, compared to $58.6 million in the same period of 2012. The $38.9 million increase in cash used in operating activities primarily related to lower earnings from operations, net of non-cash selenium adjustments, due to weakened demand offset by cash provided by working capital of $75.9 million and lower spending for asset retirement obligations of $29.9 million, including selenium water treatment and mine closure obligations.
Net cash used in investing activities was $36.6 million for the six months ended June 30, 2013, compared to $108.0 million in the same period of 2012. The $71.4 million decrease in cash used in investing activities reflects the decrease in capital expenditures of $63.3 million and advance royalties of $6.4 million.
Net cash used in financing activities was $5.9 million for the six months ended June 30, 2013 compared to net cash provided by financing activities of $18.4 million for the same period of 2012. The $24.4 million increase in cash used in financing activities is primarily due to a decrease of $25.0 million in short-term borrowings.
DIP Financing
In connection with filing the Chapter 11 Petitions, the Debtors obtained and the Bankruptcy Court authorized post-petition financing, and for each Filing Subsidiary (other than EACC Camps, Inc.) and for Patriot Ventures LLC (collectively, the DIP Guarantors) to guaranty our obligations in connection with the DIP financing, up to an aggregate principal amount of $802.0 million, consisting of (i) a revolving credit loan in an amount not to exceed $125.0 million (First Out Revolving Credit Loan), (ii) a term loan in the amount of $375.0 million (First Out Term Loan, and together with the First Out Revolving Credit Loan, the First Out Facility), and (iii) a $302.0 million roll up of obligations under our pre-petition credit agreement in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility and, together with the First Out Facility, the DIP Facilities). The maturity date of the DIP Facilities is October 4, 2013, but may be extended to December 31, 2013 provided certain conditions are met, including, among others, the filing with the Bankruptcy Court of a plan of reorganization that would result in the payment of the DIP Facilities in full and that is reasonably acceptable to the agents and the requisite lenders under the DIP Facilities 10 business days before the current maturity date. See Part II, Item 1A. Risk Factors of this report. Since the Petition Date, any new wholly-owned subsidiaries of the Company have also been added as DIP Guarantors.
At June 30, 2013, letters of credit totaling $58.2 million and $279.4 million were outstanding under the First Out Facility and the Second Out Facility, respectively.
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
The DIP Facilities include financial covenants applicable to Patriot and its subsidiaries, including compliance with requirements relating to minimum cumulative consolidated EBITDA, as defined by the DIP Facilities, maximum capital expenditures and minimum liquidity. At June 30, 2013, we were in compliance with each of these financial covenants. On August 7, 2013, Patriot obtained an amendment to the DIP Facilities that (i) lowers the minimum cumulative consolidated EBITDA financial covenant threshold beginning with the July 2013 compliance reporting period, (ii) adds a negative covenant requiring committed financing related to a plan of reorganization no later than October 31, 2013, and (iii) includes a provision allowing for the financing of Patriot's corporate insurance program. Patriot has also filed a motion with the Bankruptcy Court seeking approval of Patriot's entry into this amendment. If we do not obtain Bankruptcy Court approval of the amendment to the DIP Facilities, we will not comply with the minimum cumulative consolidated EBITDA financial covenant for the month of July 2013. We anticipate the Bankruptcy Court will approve the amendment to the DIP Facilities; the motion is scheduled to be heard on August 20, 2013. Our compliance with the minimum cumulative consolidated EBITDA financial covenant remains subject to market conditions and our ability to improve financial performance, including implementing our restructuring initiatives. Failure to comply with any of the financial covenants would be an event of default under the terms of the DIP Facilities. If an event of default occurs, we would need to negotiate an amendment or waiver from the lenders and obtain Bankruptcy Court approval of such amendment or waiver; however, there can be no assurances that we would be able to obtain such an amendment or waiver in the future.
If, as a result of such an event of default, the DIP Facilities are terminated or our access to funding thereunder is restricted or terminated, or if we are not able to extend the DIP Facilities' current maturity dates, we may not have sufficient cash availability to meet our operating needs or satisfy our obligations as they become due, in which instance we could be required to seek a sale of Patriot or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or to convert the Bankruptcy Case into a liquidation under Chapter 7 of the Bankruptcy Code.
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
Pre-Petition Credit Facilities
The filing of the Chapter 11 Petitions constituted an event of default under our pre-petition debt agreements and those obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petitions. Thus, the Debtors’ pre-petition unsecured long-term debt of $458.5 million is included in “Liabilities subject to compromise” at June 30, 2013 and December 31, 2012. Since July 9, 2012, we have not recorded interest expense on unsecured debt that is subject to compromise. Contractual interest expense on pre-petition unsecured long-term debt from July 10, 2012 through June 30, 2013 was $44.6 million.
Capital Lease Obligations
Our capital lease obligations pertain to the financing of mining equipment used in operations. In the first half of 2013, Patriot amended certain existing operating leases allowing for transfer of ownership of the equipment at the end of each respective lease. As such, a carrying amount of approximately $13.0 million of additional capital lease obligations, net of imputed interest of $1.9 million, was recorded during the six months ended June 30, 2013. Future minimum lease payments required under these capital leases are $2.1 million remaining in 2013, $3.3 million in 2014, $6.0 million in 2015 and $0.3 million in 2016.
Continued Uncertainties Related to Selenium Water Treatment Obligations
Patriot has obligations related to the discharge of selenium in excess of allowable limits at certain mining operations. Although existing technology continues to evolve and new technologies are being considered for the treatment of selenium discharges in excess of allowable limits, there has been no proven technology to effectively treat selenium in coal mining discharges to the levels required in all the applications present at our operations. Additionally, we are currently involved in various legal proceedings related to compliance with the effluent selenium limits in our mining permits. As a result of these legal proceedings, we are subject to various consent decrees and court orders that require us to, among other things, meet certain compliance deadlines. As of June 30, 2013 and December 31, 2012, the liability related to selenium water treatment at outfalls with known exceedances was $456.9 million and $443.0 million, respectively, and reflects the estimated costs of the planned technology selections to be implemented and maintained at these operations. Based on various court rulings and consent decrees we have recently constructed and are operating a Fluidized Bed Reactor (FBR) facility at one operation. At another operation,we had plans to utilize an Advanced Biological Metals Removal System (ABMet) as the selenium treatment technology. However, in the second quarter of 2013, Patriot received conditional approval to implement a bio-chemical reactor (BCR) treatment technology at this outfall. We began construction on the BCR treatment system in July 2013 and expect to complete construction prior to the August 1, 2014 compliance deadline. If the BCR technology is not successful in eliminating selenium from this outfall below allowable limits, we may be required to utilize ABMet or an alternative technology. Also, we plan to utilize Iron Facilitated Selenium Reduction (IFSeR) water treatment systems at our other applicable outfalls.
Prior to our pilot project performed in 2010, FBR technology had not been used to remove selenium or any other minerals discharged at coal mining operations, but had been successful in other industrial applications. The FBR water treatment facility is the first facility of its kind constructed for selenium removal on a commercial scale. Neither the FBR technology nor ABMet technology has been proven effective on a sustained full-scale commercial basis at coal mining operations, and there can be no assurance that either of these technologies will be successful under all variable conditions experienced at our mining operations.
For the outfalls at which we plan to utilize IFSeR water treatment systems, there is significant uncertainty as to whether IFSeR or any other technology could be utilized to achieve compliance, particularly at the outfalls with higher average water flows. However, IFSeR technology is currently the treatment technology that is best adapted for installation and operation under the various site-specific conditions at our outfalls. We are also assessing selenium treatment technologies being installed by other coal mining companies, including BCR technology, to determine their applicability and effectiveness at removing selenium from coal mining discharges. Additionally, we continue to refine the IFSeR treatment systems to obtain efficiencies in both selenium removal and cost. Improvements to the efficiencies of the IFSeR system or any other treatment approaches that are selected for implementation at our outfalls may affect the amount of the liability in the future and we will adjust it as necessary.
If IFSeR or BCR systems are not ultimately successful in treating the effluent selenium exceedances at our outfalls, we may be required to install alternative treatment solutions. Alternative technology solutions that we may ultimately select are still in the early phases of development and their related costs cannot be reasonably estimated at this time. The cost of other water treatment solutions could be materially different than the costs reflected in our liability. Furthermore, costs associated with potential modifications to IFSeR or the scale of our current IFSeR systems could also cause the costs to be materially different than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time. Potential installations of selenium treatment alternatives are further complicated by the variable geological, topographical and water flow considerations of each individual outfall.
While we are actively continuing to explore treatment options, there can be no assurance as to if or when a definitive solution will be identified and implemented for outfalls covered by the WVDEP actions and the Modified Comprehensive Consent Decree. As a result, actual costs may differ from our current estimates. Due to the uncertainties discussed herein, we continuously assess the need to adjust our liability, taking into consideration, among other things, the probability of the utilization of a different technology or modification to the current technology, whether due to developments in our ongoing research, technology changes, further modifications pursuant to the Modified Comprehensive Consent Decree or other legal obligations to do so. Additionally, there are no assurances we will meet the timetable stipulated in the various court orders, consent decrees and permits to which we are subject.

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
Indefinite-lived Intangible Assets
In July 2012, the FASB issued authoritative guidance which reduces the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and improving consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should then perform a quantitative impairment test. This guidance was effective January 1, 2013 and did not affect our results of operations or financial condition.

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
We have commodity risk related to our diesel fuel purchases. To manage this risk, we have entered into ultra low sulfur diesel swap contracts with financial institutions. In connection with the Chapter 11 Petitions, we have been authorized by the Bankruptcy Court to continue performance under our pre-petition derivative contracts and to enter into and perform under post-petition derivative contracts consistent with the ordinary course of business and past practices. These derivative contracts have been designated as cash flow hedges of anticipated diesel fuel purchases. As of June 30, 2013, the notional amounts outstanding for our ultra low sulfur diesel swap contracts was 1.0 million gallons, all of which expire in 2013. During the fourth quarter of 2012, our outstanding contracts ceased to be highly effective due to impacts on diesel fuel prices from Hurricane Sandy.

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

Item 4. Controls and Procedures.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were designed, and were effective, to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 15 of the notes to unaudited condensed consolidated financial statements included in Part I, Item 1. of this report relating to certain legal proceedings, which information is incorporated by reference herein.

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012. The information below updates, and should be read in conjunction with, the risk factors disclosed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.
The DIP Facilities include financial and other covenants that impose substantial restrictions on our financial and business operations. There can be no assurance that we will be able to remain in compliance with the requirements of the DIP Facilities, that the lending commitments under the DIP Facilities will not be restricted or terminated by the DIP lenders, or that we will be able to extend the DIP Facilities upon their current maturity dates.
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
The DIP Facilities include financial covenants applicable to Patriot and its subsidiaries, including compliance with requirements relating to minimum cumulative consolidated EBITDA, as defined by the DIP Facilities, maximum capital expenditures and minimum liquidity. At June 30, 2013, we were in compliance with each of these financial covenants. On August 7, 2013, Patriot obtained an amendment to the DIP Facilities that (i) lowers the minimum cumulative consolidated EBITDA financial covenant threshold beginning with the July 2013 compliance reporting period, (ii) adds a negative covenant requiring committed financing related to a plan of reorganization no later than October 31, 2013, and (iii) includes a provision allowing for the financing of Patriot's corporate insurance program. Patriot has also filed a motion with the Bankruptcy Court seeking approval of Patriot's entry into this amendment. If we do not obtain Bankruptcy Court approval of the amendment to the DIP Facilities, we will not comply with the minimum cumulative consolidated EBITDA financial covenant for the month of July 2013. We anticipate the Bankruptcy Court will approve the amendment to the DIP Facilities; the motion is scheduled to be heard on August 20, 2013. Our compliance with the minimum cumulative consolidated EBITDA financial covenant remains subject to market conditions and our ability to improve financial performance, including implementing our restructuring initiatives. Failure to comply with any of the financial covenants would be an event of default under the terms of the DIP Facilities. If an event of default occurs, we would need to negotiate an amendment or waiver from the lenders and obtain Bankruptcy Court approval of such amendment or waiver; however, there can be no assurances that we would be able to obtain such an amendment or waiver in the future.
The DIP Facilities are currently scheduled to mature on October 4, 2013. The current maturity dates of the DIP Facilities may be extended if certain conditions are met, including, among others, the filing with the Bankruptcy Court of a plan of reorganization that would result in the payment of the DIP Facilities in full and that is reasonably acceptable to the agents and the requisite lenders under the DIP Facilities 10 business days before the current maturity date. If these conditions are not met and we do not repay the DIP Facilities on or prior to their respective maturity dates, an event of default would occur under the terms of our DIP Facilities. If an event of default occurs, we would need to negotiate an amendment, waiver or other arrangement with the lenders in order to prevent the principal of the DIP Facilities from becoming immediately due and payable; however, there can be no assurances that we would be able to obtain such an amendment, waiver or other arrangement in the future.
If, as a result of such an event of default, the DIP Facilities are terminated or our access to funding thereunder is restricted or terminated, or if we are not able to extend the DIP Facilities’ current maturity dates, we may not have sufficient cash availability to meet our operating needs or satisfy our obligations as they become due, in which instance we could be required to seek a sale of Patriot or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or to convert the Bankruptcy Case into a liquidation under Chapter 7 of the Bankruptcy Code.

Item 4. Mine Safety Disclosure.
The information concerning mine safety violations or other regulatory matters required by Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 of this report.

Item 5. Other Information.
(a) Entry Into a Material Definitive Agreement.
Amendment to the First Out Facility
On August 7, 2013, Patriot obtained an amendment to the DIP Facilities that (i) lowers the minimum cumulative consolidated EBITDA financial covenant threshold beginning with the July 2013 compliance reporting period, (ii) adds a negative covenant requiring committed financing related to a plan of reorganization no later than October 31, 2013, and (iii) includes a provision allowing for the financing of Patriot's corporate insurance program. Patriot has filed a motion with the Bankruptcy Court seeking approval of the amendment.

Item 6. Exhibits.
See Exhibit Index on the last page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT COAL CORPORATION

Date:	August 9, 2013	By:	/s/ JOHN E. LUSHEFSKI
John E. Lushefski Senior Vice President & Chief Financial Officer (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
10.1*
Amendment No. 2 to Credit Agreement dated as of August 7, 2013 to the Superpriority Secured Debtor-in-Possession Credit Agreement dated July 9, 2012, and amended August 7, 2012, among Patriot Coal Corporation, certain subsidiaries of Patriot Coal Corporation designated therein as guarantors, Citibank, N.A., as Administrative Agent, Citicorp North America, Inc., Barclays Bank PLC, New York Branch and Bank of America, N.A., as L/C Issuers, and certain other lenders party thereto.

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

101**
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

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