Form 10-Q
period 2013-09-30
Patriot Coal CORP
filed 2013-11-08
CIK 1376812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 92,346,020 shares of common stock with a par value of $0.01 per share outstanding on November 1, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Revenues
Sales	$322,390	$442,935	$1,077,363	$1,445,546
Other revenues	3,674	5,261	10,625	39,293
Total revenues	326,064	448,196	1,087,988	1,484,839
Costs and expenses
Operating costs and expenses	361,855	434,599	1,134,231	1,367,158
Depreciation, depletion and amortization	43,582	48,906	136,189	135,430
Asset retirement obligation expense	(14,257)	19,496	20,284	377,737
Sales contract accretion	—	—	—	(11,628)
Impairment and restructuring charge	—	18,434	(1,453)	60,892
Selling and administrative expenses	8,917	12,611	27,506	42,741
Net gain on disposal or exchange of assets	(224)	(457)	(3,422)	(3,125)
Loss (income) from equity affiliates	1,803	(1,864)	11,119	(3,564)
Operating loss	(75,612)	(83,529)	(236,466)	(480,802)
Interest expense and other	13,995	13,661	42,051	46,168
Debtor-in-possession debt financing fees	11,719	42,552	11,719	42,552
Interest income	(2)	(15)	(15)	(178)
Loss before reorganization items and income taxes	(101,324)	(139,727)	(290,221)	(569,344)
Reorganization items, net	23,569	76,214	50,323	76,214
Loss before income taxes	(124,893)	(215,941)	(340,544)	(645,558)
Income tax benefit	—	(8)	—	(8)
Net loss	$(124,893)	$(215,933)	$(340,544)	$(645,550)

Weighted average shares outstanding, basic and diluted	92,366,261	92,686,588	92,389,028	92,462,636

Loss per share, basic and diluted	$(1.35)	$(2.33)	$(3.69)	$(6.98)

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net loss	$(124,893)	$(215,933)	$(340,544)	$(645,550)
Accumulated actuarial loss and prior service credit realized in net loss	17,119	13,715	56,140	41,147
Plan curtailment - prior service credit recognized	—	—	(6,876)	—
Reduction in postretirement benefit obligations due to terminations	—	—	76,218	—
Net change in fair value of diesel fuel hedge	44	2,822	34	2,571
Realized gains of diesel fuel hedge	(180)	(346)	(461)	(1,472)
Other comprehensive income	16,983	16,191	125,055	42,246
Comprehensive loss	$(107,910)	$(199,742)	$(215,489)	$(603,304)

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$102,551	$333,929
Accounts receivable and other, net of allowance for doubtful accounts of $18 as of September 30, 2013 and December 31, 2012	103,995	105,135
Inventories	83,325	99,219
Deferred income taxes	48,479	65,036
Prepaid expenses and other current assets	22,814	37,406
Total current assets	361,164	640,725
Property, plant, equipment and mine development
Land and coal interests	2,899,224	2,892,799
Buildings and improvements	599,384	571,985
Machinery and equipment	796,176	767,749
Less accumulated depreciation, depletion and amortization	(1,243,317)	(1,130,027)
Property, plant, equipment and mine development, net	3,051,467	3,102,506
Cash collateralization deposits	64,990	64,990
Investments and other assets	31,433	30,586
Total assets	$3,509,054	$3,838,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$244,595	$247,489
Current maturities of long-term debt	381,684	375,409
Total current liabilities	626,279	622,898
Long-term debt, less current maturities	8,533	1,766
Deferred income taxes	48,479	65,036
Asset retirement obligations	704,363	720,461
Workers’ compensation obligations	259,286	254,680
Coal Act postretirement benefit obligations	82,915	87,805
Obligation to industry fund	31,838	34,278
Other noncurrent liabilities	19,503	22,805
Total liabilities not subject to compromise	1,781,196	1,809,729
Liabilities subject to compromise	2,172,449	2,262,307
Total liabilities	3,953,645	4,072,036
Stockholders’ deficit
Common stock ($0.01 par value; 300,000,000 shares authorized; 92,347,471 and 92,531,916 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	923	925
Preferred stock ($0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012)	—	—
Series A Junior Participating Preferred Stock ($0.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012)	—	—
Additional paid-in capital	982,402	978,273
Retained deficit	(1,071,354)	(730,810)
Accumulated other comprehensive loss	(356,562)	(481,617)
Total stockholders’ deficit	(444,591)	(233,229)
Total liabilities and stockholders’ deficit	$3,509,054	$3,838,807

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(340,544)	$(645,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	136,189	135,430
Debtor-in-possession debt financing fees	11,719	42,552
Amortization of deferred financing costs	—	3,986
Amortization of debt discount	—	5,076
Sales contract accretion	—	(11,628)
Impairment and restructuring charge	(1,453)	60,892
Net gain on disposal or exchange of assets	(3,422)	(3,125)
Loss (income) from equity affiliates	11,119	(3,564)
Distributions from equity affiliates	—	2,842
Stock-based compensation expense	4,129	776
Non-cash reorganization items, net	3,848	56,428
Gain on benefit plan curtailments	(6,876)	—
Changes in current assets and liabilities:
Accounts receivable	1,140	79,137
Inventories	16,142	(30,170)
Other current assets	11,034	(1,135)
Accounts payable and accrued expenses	(20,228)	1,701
Asset retirement obligations	(10,604)	305,375
Workers’ compensation obligations	4,952	7,157
Postretirement benefit obligations	45,918	39,310
Obligation to industry fund	(1,843)	(2,257)
Cash collateralization deposit	—	(46,000)
Other, net	(5,736)	518
Net cash used in operating activities	(144,516)	(2,249)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(60,095)	(123,174)
Additions to advance mining royalties	(7,207)	(17,024)
Acquisition	(1,186)	(2,530)
Proceeds from disposal or exchange of assets	3,442	3,490
Other	(710)	(369)
Net cash used in investing activities	(65,756)	(139,607)
Cash Flows From Financing Activities
Proceeds from debtor-in-possession debt	—	375,000
Debtor-in-possession debt financing fees	(11,719)	(42,552)
Long-term debt payments	(5,833)	(1,305)
Deferred financing costs	—	(1,595)
Proceeds from employee stock programs	—	930
Coal reserve financing transaction	(3,554)	—
Net cash provided by (used in) financing activities	(21,106)	330,478

Net increase (decrease) in cash and cash equivalents	(231,378)	188,622
Cash and cash equivalents at beginning of year	333,929	194,162
Cash and cash equivalents at end of period	$102,551	$382,784

See accompanying notes to unaudited condensed consolidated financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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
The accompanying condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, and the notes thereto, are unaudited. However, in the opinion of management, these financial statements reflect all normal, recurring adjustments necessary for a fair presentation of the results for the periods presented. Operating results for the three and nine months ended September 30, 2013 may not necessarily be indicative of the results for the year ending December 31, 2013.

(2) Bankruptcy Proceedings
Chapter 11 Reorganization Filings
On July 9, 2012 (the Initial Petition Date), Patriot Coal Corporation, as a stand-alone entity, and substantially all of its wholly-owned subsidiaries (the Initial Filing Subsidiaries and, together with Patriot Coal Corporation, the Initial Debtors) filed voluntary petitions for reorganization (the Chapter 11 Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York. On December 19, 2012, the U.S. Bankruptcy Court for the Southern District of New York entered an order transferring the bankruptcy cases to the U.S. Bankruptcy Court for the Eastern District of Missouri (the U.S. Bankruptcy Court for the Eastern District of Missouri and/or the U.S. Bankruptcy Court for the Southern District of New York, as applicable, the Bankruptcy Court). On September 23, 2013 (the Subsequent Petition Date, together with the Initial Petition Date, the Petition Date), Brody Mining, LLC and Patriot Ventures LLC (the New Debtors, together with the Initial Debtors, the Debtors), wholly-owned subsidiaries (the New Filing Subsidiaries, together with the Initial Filing Subsidiaries, the Filing Subsidiaries) of Patriot Coal Corporation, filed Chapter 11 Petitions under the Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Missouri. On September 27, 2013, the Bankruptcy Court approved the New Debtors’ motions to jointly administer their Chapter 11 cases with the existing Chapter 11 cases of the Initial Debtors. The Debtors’ Chapter 11 cases are being jointly administered under the caption In re: Patriot Coal Corporation, et al. (Case No. 12-51502) (the Bankruptcy Case). Our joint ventures and certain of our other subsidiaries (collectively, the Non-Debtor Subsidiaries) were not included in the Chapter 11 filings.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
Bankruptcy Initiatives
In the sixteen months since the Petition Date, we have been working on multiple fronts to stabilize our business, address our unsustainable cost structure and preserve jobs and benefits for thousands of our workers. We have achieved significant progress in creating a competitive labor and benefit cost structure by restructuring wage and benefit programs for our current workforce and preparing to transition certain retiree healthcare benefits to a Voluntary Employee Beneficiary Association (VEBA) trust.
Sections 1113 and 1114
In relation to the bankruptcy process and pursuant to Sections 1113 and 1114 of the Bankruptcy Code, we renegotiated the terms of collective bargaining agreements between certain Patriot subsidiaries and the United Mine Workers of America (UMWA), as well as certain postretirement healthcare benefits. In November 2012, the Debtors commenced the Sections 1113 and 1114 process with the UMWA and began negotiating in good faith for consensual agreements to achieve the level of labor cost and postretirement healthcare benefit savings necessary for the successful reorganization of the Debtors. In March 2013, the Debtors filed a motion with the Bankruptcy Court seeking to modify collective bargaining agreements with the UMWA and certain UMWA-related retiree healthcare benefits. On May 29, 2013, the Bankruptcy Court granted the motion in its entirety. On June 7, 2013, the UMWA appealed the Bankruptcy Court’s decision.
Effective July 1, 2013, Patriot exercised the authority granted to us by the Bankruptcy Court to implement changes to UMWA-represented employee wages, benefits and healthcare plans, but chose to implement significantly improved terms reflecting our subsequent negotiations with the UMWA. In August 2013, Patriot negotiated new Collective Bargaining Agreements (new CBAs) with the UMWA. The new CBAs were ratified by union members on August 16, 2013. On August 22, 2013, the Bankruptcy Court entered an order approving the new CBAs, a Memorandum of Understanding (MOU), and a VEBA Funding Agreement (described below). The new CBAs are retroactive to July 1, 2013.
The following are some of the key provisions of the new CBAs and the MOU that affect UMWA employees:

•	Various adjustments to wages, including future wage changes;

•	Elimination of shift differential payments and premium overtime pay, but UMWA employees will receive 1.5 times their regular pay for any hours worked over 40 hours per week and holidays;

•	Reductions to paid time off and adjustments to work rules;

•	UMWA employees now receive a healthcare plan closely matching that of Patriot non-union employees but with lower out-of-pocket maximums and without healthcare premiums;

•	Patriot will contribute three percent of UMWA employees’ gross wages into a 401(k) or similar plan in lieu of the obligation to provide retiree healthcare in the future; and

•	Debtors participating in and contributing to the United Mine Workers of America 1974 Pension Plan (the 1974 Pension Plan) will continue to do so.
The following are some of the key provisions of the new CBAs and the MOU that affect UMWA retirees:

•	The UMWA has established a VEBA which will assume the Debtors’ obligations to provide retiree healthcare benefits to certain UMWA retirees effective July 1, 2013;

•	The Company will continue to administer retiree healthcare benefits to UMWA retirees through December 31, 2013, subject to certain limitations and funding requirements; and

•	Patriot, on behalf of itself and certain Patriot subsidiaries, has entered into an agreement to provide certain funding to the VEBA (the VEBA Funding Agreement or VFA).

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The MOU reflects certain other understandings between Patriot, certain Patriot subsidiaries and the UMWA:

•
Any chapter 11 plan of reorganization filed in Patriot’s Chapter 11 bankruptcy case will not conflict with or alter the new CBAs or the MOU and shall not propose or contain any involuntary releases by the UMWA; and

•	Provided that certain requirements are met, the UMWA will support and the VEBA will not object to or vote against the confirmation of a plan of reorganization.
Patriot also agreed that each Patriot subsidiary that is signatory to a new CBA that requires participation in and contributions to the 1974 Pension Plan will continue their obligation to participate in and contribute to the 1974 Pension Plan at the rates set forth in the new CBA through 2016, and, for the years 2017 and 2018, at the rates set forth in any successor to the 2011 National Bituminous Coal Wage Agreement.  In connection therewith, the UMWA also made certain representations to Patriot.
The Bankruptcy Court’s May 29, 2013 ruling also authorized Patriot to implement the transition of UMWA-related retiree healthcare benefits to a VEBA trust. Under the new CBAs and the MOU, each approved by the Bankruptcy Court on August 22, 2013, and the VFA, approved by the Bankruptcy Court on August 22, 2013 and amended on November 4, 2013, funding for the VEBA will consist of (i) a 35% ownership stake in the reorganized company, (ii) profit sharing contributions up to a maximum of $300 million, (iii) a royalty contribution for every ton produced at all existing mining complexes, and (iv) an initial cash contribution of $10 million on or prior to the effective date of the Debtors' plan of reorganization and $5 million at the end of the first quarter of 2014. The VEBA trust is being designed and administered by trustees appointed by the UMWA. The liability associated with these obligations totals approximately $1.02 billion as of September 30, 2013 and December 31, 2012 and is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets. The UMWA reserves the right to terminate the new CBAs, the MOU and the VFA if the VEBA does not receive the initial $10 million payment that is contemplated by the VFA to be paid to the VEBA on or prior to the effective date of the Debtors’ plan of reorganization.
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
Other Initiatives
On March 14, 2013, Patriot filed a lawsuit against Peabody Energy Corporation (Peabody) and one of its subsidiaries. In connection with Patriot’s 2007 spinoff from Peabody, Peabody agreed to assume the obligations for healthcare costs associated with thousands of UMWA retirees and dependents who had been employed by Peabody entities that were transferred to Patriot in the spinoff. Patriot sought a declaration from the Bankruptcy Court that any relief Patriot was able to obtain through the bankruptcy proceedings with respect to the healthcare benefits of its subsidiaries’ retirees would not relieve Peabody of its own liabilities with respect to the healthcare benefits of the UMWA retirees and dependents. On October 24, 2013, Patriot, Peabody and the UMWA, on behalf of itself and the UMWA-represented employees and retirees, entered into a settlement, which sets forth the principle terms that would resolve the various disputes among the three parties (the Peabody Settlement). As part of the Peabody Settlement, Peabody agreed to, among other things, (i) provide $310 million to the VEBA, (ii) issue and replace, as applicable, $126 million of letters of credit and (iii) provide credit support for Patriot’s federal black lung obligations. The settlement also provides for broad mutual releases of claims and causes of action among the parties. The Bankruptcy Court approved the Peabody Settlement on November 7, 2013.
The Peabody Settlement is also subject to certain conditions, including the satisfaction of certain minimum liquidity standards by Patriot and the effectiveness of Patriot’s plan of reorganization. The Peabody Settlement may be terminated if, by March 31, 2014, a plan of reorganization that is consistent with the Peabody Settlement is not effective.
On October 23, 2013, Patriot and Arch Coal, Inc. (Arch) entered into a settlement that resolves various disputes between the parties (the Arch Settlement). As part of the Arch Settlement, Arch agreed to (i) provide $5 million of cash to Patriot, (ii) purchase Patriot’s South Guffey reserve for $16 million and (iii) relieve Patriot of the obligation to post $16 million of letters of credit for the next two years. The settlement also provides for broad mutual releases of claims and causes of action among the parties. The Bankruptcy Court approved the Arch Settlement on November 7, 2013. The settlement is subject to, among other things, the effectiveness of Patriot’s plan of reorganization. The Arch Settlement will terminate if, by March 31, 2014, a plan of reorganization that is consistent with the Arch Settlement is not effective.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Other Wage and Benefit Programs
On April 26, 2013, the Bankruptcy Court entered an order authorizing the Debtors to discontinue substantially all of their non-union retiree healthcare programs, eliminate retiree life insurance benefits for current non-union employees, and cap life insurance benefits for current non-union retirees, effective July 31, 2013. Pursuant to this order, the Debtors contributed $250,000 in cash to a VEBA trust for the benefit of current non-union retirees, and, upon emergence from bankruptcy, will contribute $3.75 million in cash to the VEBA. The VEBA trust will be designed and administered by a Retiree Committee consisting of appointed non-union retirees. Pursuant to the order, the Debtors and the Retiree Committee have also agreed to engage in good faith discussions and negotiations to replace some or all of the remaining retiree life insurance benefits with other retiree benefits that are economically cash neutral or more advantageous to the Debtors, and/or to consider accelerating the payment or provision of any such existing or replacement benefits if economically beneficial to the Debtors.
At December 31, 2012, the liability associated with these plans totaled approximately $63 million and was classified as “Liabilities subject to compromise” in the condensed consolidated balance sheet. In the second quarter of 2013, Patriot recognized a curtailment gain of $6.9 million related to the termination of these plans. Patriot also reduced its postretirement benefit obligation and the corresponding unrecognized loss in accumulated other comprehensive loss by $20.7 million in relation to the settlement of these plan obligations for current non-union employees. The settlement of the terminated benefits for retirees will not be recognized until the contribution is made in full to the VEBA. The remaining balances of both the terminated and surviving non-union retiree benefit obligations remain in “Liabilities subject to compromise” at September 30, 2013.
On March 15, 2013, the Bankruptcy Court authorized the Debtors to terminate the Patriot Coal Corporation Supplemental 401(k) Retirement Plan (the Supplemental 401(k) Plan) and on April 1, 2013, Patriot’s board of directors approved the termination of the Supplemental 401(k) Plan effective as of March 31, 2013. The Supplemental 401(k) Plan provided for certain salaried employees to defer a specified portion of their compensation until retirement and also provided an employer match and discretionary contribution based on Patriot’s performance. The Supplemental 401(k) Plan was unfunded and the termination resulted in approximately $2.5 million of compensation deferrals being treated as pre-petition general unsecured claims rather than being paid in cash. As of September 30, 2013 and December 31, 2012, the liability associated with this plan is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets.
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
Rejected Contracts
Since the Petition Date, the Debtors have received approval from the Bankruptcy Court to reject a number of equipment leases and other executory contracts of various types. On January 15, 2013, the Debtors filed a motion for authorization to assume or reject all of their unexpired leases of nonresidential real property, including their coal reserve leases. Substantially all of their assumptions and rejections were subsequently approved by the Bankruptcy Court. As of September 30, 2013, most of the lease cure payments have been made. We are working to resolve differences in cure amounts and certain other discreet issues with counterparties that objected to our motion. In conjunction with the assumption of these leases and payment of cure amounts, Patriot reclassified approximately $14 million of royalty and real estate tax accruals from “Liabilities subject to compromise” to liabilities not subject to compromise in the first quarter of 2013.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Pre-Petition Claims
On September 27, 2013, the Bankruptcy Court entered an order establishing October 24, 2013 as the bar date for potential creditors of the New Debtors, other than governmental units, to file claims. The bar date for governmental units to file claims against the New Debtors was established as March 24, 2014.
The Debtors have received approximately 4,294 proofs of claim, a portion of which assert, in part or in whole, unliquidated amounts. In the aggregate, total liquidated proofs of claim of approximately $308.7 billion have been filed against the Debtors. During the second quarter of 2013, the UMWA levied claims for postretirement benefit obligations against each of the Initial Filing Subsidiaries, significantly increasing the total liquidated proofs of claim. New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We are in the process of reconciling such claims to the amounts listed in the Debtors’ books and records. Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claims.
Through the claims resolution process, we have identified a substantial number of claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have already been satisfied, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. As of October 30, 2013, we estimate that the claims resolution process will reduce the total liquidated proof of claims by approximately $304.1 billion, primarily due to redundant claims. As of October 30, 2013, approximately 2,128 claims totaling $287.1 million have been expunged, withdrawn or settled and the Debtors have filed additional objections with the Bankruptcy Court that would reduce claims by $204.8 million. We continue to evaluate the filed claims and expect to continue to file claim objections with the Bankruptcy Court.
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
On August 21, 2013, the Bankruptcy Court entered an order extending our exclusivity period to file a plan of reorganization to December 1, 2013. On September 6, 2013, Patriot filed a Plan of Reorganization (POR) with the Bankruptcy Court. We subsequently filed amended versions of the POR on October 9, 2013, October 26, 2013, and November 4, 2013.
Under section 1125 of the Bankruptcy Code, a disclosure statement must be approved by the Bankruptcy Court before the debtors may solicit acceptance of a proposed plan of reorganization. To be approved by the Bankruptcy Court, the disclosure statement must contain adequate information that would enable a hypothetical investor to make an informed judgment about the plan. Once the disclosure statement is approved by the Bankruptcy Court, the Debtors may send the proposed plan of reorganization, the disclosure statement and ballots to all creditors entitled to vote. The Debtors submitted a disclosure statement in respect of the Third Amended POR to the Bankruptcy Court on November 4, 2013 (the Disclosure Statement). The Bankruptcy Court approved the Disclosure Statement on November 7, 2013.
The POR provides for a reorganization of the Debtors and the resolution of all outstanding claims against and interests in the Debtors. The POR contemplates two rights offerings to raise $250 million of capital through the issuance of (i) senior secured second lien notes and (ii) warrants exercisable for new class A common stock. The POR will provide eligible holders of allowed claims on account of Patriot’s 8.25% Senior Notes and Patriot’s 3.25% Convertible Notes, and eligible holders of allowed general unsecured claims above a certain threshold, an opportunity to participate in these rights offerings. Such claim holders will also receive a distribution of new class A common stock. Claim holders who do not participate in the rights offerings will receive a cash distribution on a pro rata basis in accordance with the POR.
The POR also contemplates payment in full of the DIP Facilities in accordance with the terms thereof.
For the POR to be effective, certain conditions must be satisfied, including:

▪	An order confirming the POR must be entered by the Bankruptcy Court;

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

▪	The backstop commitment agreement must be in full force and effect and the transactions contemplated thereunder must be consummated;

▪	The exit financing facilities must be consummated;

▪	Each of the new CBAs, the MOU and the VFA must be in effect;

▪	All actions, documents and agreements necessary to implement the POR must be executed;

▪
The Debtors must have received any authorizations, consents, regulatory approvals, rulings, letters, no-action letters, opinions or documents that are necessary to implement the POR and that are required by law, regulation or order; and

▪	Each of the new organizational documents for the reorganized company must be in full force and effect.
Under the distribution priorities established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed to creditors and/or stockholders or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings. The Debtors’ current proposed POR provides no distribution for holders of equity securities. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully implement a plan of reorganization.
Backstop Commitment Agreement
The rights offerings contemplated by the POR will be backstopped by certain funds and accounts managed and/or advised by Knighthead Capital Management, LLC (Knighthead). On November 4, 2013, Patriot and Knighthead entered into a backstop commitment agreement, which sets forth the terms of Knighthead’s backstop commitment, the rights offerings and related financing transactions. Subject to certain conditions, Knighthead has committed to purchase, for the applicable subscription price, all of the notes and warrants that are not purchased in the rights offerings up to an aggregate subscription price of $250,025,000. The proceeds from the rights offering will be used toward the consummation of the POR. In exchange for the backstop commitment, Patriot has agreed to distribute to Knighthead (and any other party that becomes a backstop party under the agreement in accordance with their backstop commitment percentage set forth in the agreement) rights to purchase up to 40% of the notes offered in the rights offerings and up to 40% of the warrants offered in the rights offerings, in the aggregate, for an aggregate subscription price of $100,010,000. Patriot expects that the proceeds of the rights offerings, combined with the proceeds from the exit financing facilities and the cash and credit support received pursuant to the Peabody Settlement and the Arch Settlement, will provide the Debtors with the liquidity necessary for consummation of the POR.
As a result of the rights offerings and the Peabody Settlement, the VEBA is expected to receive more than $400 million in cash over the next four years. The transactions contemplated by the agreement with Knighthead are subject to, among other things, (i) the Debtors entering into definitive documentation for the exit financing facilities; (ii) satisfaction of certain minimum liquidity standards by Patriot; and (iii) the VEBA having been funded with the amount contemplated by the backstop commitment agreement to be funded on the effective date of the POR.
The Bankruptcy Court approved the backstop commitment agreement and the rights offerings procedures on November 7, 2013.
Notwithstanding approval by the Bankruptcy Court, the backstop commitment agreement may be terminated by the backstop parties if (i) there has been a material adverse change since October 9, 2013; (ii) the Bankruptcy Court enters an order confirming a plan of reorganization other than the POR; (iii) the Debtors breach any representation, warranty or covenant in the backstop commitment agreement in any material respect, or it shall be reasonably apparent that the Debtors shall be unable to satisfy each of the conditions to closing on or before the effective date of the POR, and such failure or inability remains uncured or continues for a period of ten business days following delivery of written notice thereof to the Debtors by the backstop parties; (iv) the Debtors enter into or seek court authority to enter into an alternative transaction; or (v) the effective date of the POR shall not have occurred by December 31, 2013.
Going Concern Matters
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared assuming we will continue as a going concern, although the Bankruptcy Case and weak industry conditions raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, market conditions and our ability to (i) improve profitability; (ii) meet the financial covenants of the DIP Facilities (defined in Note 10) or obtain appropriate amendments or waivers; (iii) obtain financing to replace the DIP Facilities upon emergence; and (iv) restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Court. In order to improve profitability, we continue to take actions to further reduce operating expenses and align our production to meet market demand. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.
Reorganization Items
Our reorganization items for the three and nine months ended September 30, 2013 and 2012 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Professional fees	$10,859	$19,786	$46,490	$19,786
Provision for rejected executory contracts and leases	12,646	32,155	14,842	32,155
Losses from adjusting debt from carrying value to amount of allowed claim	—	27,021	—	27,021
Accounts payable settlement gains	68	(2,748)	(10,994)	(2,748)
Interest income	(4)	—	(15)	—
Reorganization items, net	$23,569	$76,214	$50,323	$76,214
Professional fees are directly related to the reorganization and include fees associated with our advisors, the Creditors’ Committee and certain secured creditors. Net cash paid for reorganization items for the three and nine months ended September 30, 2013 totaled $12.6 million and $46.0 million, respectively, all of which related to professional fees. Net cash paid for reorganization items for the three and nine months ended September 30, 2012 totaled $6.5 million, all of which related to professional fees. Interest income represents interest earned on investment of proceeds from DIP financing. Reorganization items exclude charges related to the restructuring of our operations, including mine closures and production cuts. See Note 4 for further details on restructuring charges.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Liabilities subject to compromise consist of the following:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Postretirement benefit obligations, excluding Coal Act	$1,436,700	$1,517,284
Unsecured debt	458,500	458,500
Interest payable	4,838	4,838
Rejected executory contracts and leases	177,226	151,449
Trade payables	71,315	78,086
Other accruals	23,870	52,150
Liabilities subject to compromise	$2,172,449	$2,262,307
Other accruals primarily include liabilities subject to compromise related to accrued royalty payments, litigation reserves, employee claims and other operating accruals. Royalty and real estate tax cure payments on real property lease contract assumptions approved by the Bankruptcy Court were reclassified to liabilities not subject to compromise during the first quarter of 2013.
Debtor Financial Statements
The following unaudited condensed combined financial statements represent the financial statements for the Debtors applicable to that period. The Company’s Non-Debtor Subsidiaries are accounted for as non-consolidated subsidiaries in these Debtor financial statements and, as such, their net loss is included in “Loss from non-debtor entities” in the condensed combined statement of operations and their net assets are included as “Investments in and advances to non-debtor entities” in the condensed combined balance sheets. The Debtors’ condensed combined financial statements have been prepared in accordance with the guidance in ASC 852.
Intercompany transactions between the Debtors have been eliminated in the condensed combined financial statements. Intercompany transactions between the Debtors and Non-Debtor Subsidiaries have not been eliminated in the Debtors’ condensed combined financial statements.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED COMBINED STATEMENT OF OPERATIONS - DEBTORS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Revenues
Sales	$322,390	$442,935	$1,077,363	$1,445,546
Other revenues	3,674	5,261	10,625	39,293
Total revenues	326,064	448,196	1,087,988	1,484,839
Costs and expenses
Operating costs and expenses	361,855	434,598	1,134,225	1,367,150
Depreciation, depletion and amortization	43,582	48,906	136,189	135,430
Asset retirement obligation expense	(14,257)	19,496	20,284	377,737
Sales contract accretion	—	—	—	(11,628)
Impairment and restructuring charge	—	18,434	(1,453)	60,892
Selling and administrative expenses	8,917	12,611	27,506	42,741
Net gain on disposal or exchange of assets	(224)	(457)	(3,422)	(3,125)
Income from equity affiliates	—	—	(234)	(130)
Loss (income) from non-debtor entities	1,803	(1,863)	11,359	(3,491)
Operating loss	(75,612)	(83,529)	(236,466)	(480,737)
Interest expense and other	13,995	13,661	42,051	46,168
DIP financing fees	11,719	42,552	11,719	42,552
Interest income	(2)	(15)	(15)	(113)
Loss before reorganization items and income taxes	(101,324)	(139,727)	(290,221)	(569,344)
Reorganization items, net	23,569	76,214	50,323	76,214
Loss before income taxes	(124,893)	(215,941)	(340,544)	(645,558)
Income tax benefit	—	(8)	—	(8)
Net loss	$(124,893)	$(215,933)	$(340,544)	$(645,550)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) - DEBTORS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)

Net loss	$(124,893)	$(215,933)	$(340,544)	$(645,550)
Accumulated actuarial loss and prior service credit realized in net loss	17,119	13,715	56,140	41,147
Plan curtailment - prior service credit recognized	—	—	(6,876)	—
Reduction in postretirement benefit obligations due to terminations	—	—	76,218	—
Net change in fair value of diesel fuel hedge	44	2,822	34	2,571
Realized gains of diesel fuel hedge	(180)	(346)	(461)	(1,472)
Other comprehensive income	16,983	16,191	125,055	42,246
Comprehensive loss	$(107,910)	$(199,742)	$(215,489)	$(603,304)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

PATRIOT COAL CORPORATION
CONDENSED COMBINED BALANCE SHEETS - DEBTORS

	September 30, 2013	December 31, 2012
	(unaudited)
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$102,551	$333,175
Accounts receivable and other, net	103,995	105,135
Inventories	83,325	99,219
Deferred income taxes	48,479	65,036
Prepaid expenses and other current assets	22,814	36,734
Total current assets	361,164	639,299
Property, plant, equipment and mine development
Land and coal interests	2,899,224	2,892,799
Buildings and improvements	599,384	571,985
Machinery and equipment	796,176	767,749
Less accumulated depreciation, depletion and amortization	(1,243,317)	(1,130,027)
Property, plant, equipment and mine development, net	3,051,467	3,102,506
Cash collateralization deposits	64,990	64,990
Investments and other assets	13,715	6,193
Investments in and advances to non-debtor entities	17,718	23,428
Total assets	$3,509,054	$3,836,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$244,595	$245,098
Current maturities of long-term debt	381,684	375,409
Total current liabilities	626,279	620,507
Long-term debt, less current maturities	8,533	1,766
Deferred income taxes	48,479	65,036
Asset retirement obligations	704,363	720,461
Workers’ compensation obligations	259,286	254,680
Coal Act postretirement benefit obligations	82,915	87,805
Obligation to industry fund	31,838	34,278
Other noncurrent liabilities	19,503	22,805
Total liabilities not subject to compromise	1,781,196	1,807,338
Liabilities subject to compromise	2,172,449	2,262,307
Total liabilities	3,953,645	4,069,645
Total stockholders’ deficit	(444,591)	(233,229)
Total liabilities and stockholders’ deficit	$3,509,054	$3,836,416

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

PATRIOT COAL CORPORATION
UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS - DEBTORS

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Cash Flows From Operating Activities
Net loss	$(340,544)	$(645,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	136,189	135,430
Debtor-in-possession debt financing fees	11,719	42,552
Amortization of deferred financing costs	—	3,986
Amortization of debt discount	—	5,076
Sales contract accretion	—	(11,628)
Impairment and restructuring charge	(1,453)	60,892
Net gain on disposal or exchange of assets	(3,422)	(3,125)
Income from equity affiliates	(234)	(130)
Loss from non-debtor entities	11,359	(3,491)
Stock-based compensation expense	4,129	776
Non-cash reorganization items, net	3,848	56,428
Gain on benefit plan curtailments	(6,876)	—
Changes in current assets and liabilities:
Accounts receivable	1,139	79,137
Inventories	16,142	(30,170)
Other current assets	10,767	(1,135)
Accounts payable and accrued expenses	(19,639)	1,701
Advances to non-debtor entities	(142)	2,530
Asset retirement obligations	(10,604)	305,375
Workers’ compensation obligations	4,952	7,157
Postretirement benefit obligations	45,918	39,310
Obligation to industry fund	(1,843)	(2,257)
Cash collateralization deposit	—	(46,000)
Other, net	(5,877)	518
Net cash used in operating activities	(144,472)	(2,618)
Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	(60,095)	(123,174)
Additions to advance mining royalties	(7,207)	(17,024)
Acquisitions	(1,186)	(2,530)
Proceeds from disposal or exchange of assets	3,442	3,490
Net cash used in investing activities	(65,046)	(139,238)
Cash Flows From Financing Activities
Proceeds from debtor-in-possession debt	—	375,000
Debtor-in-possession debt financing fees	(11,719)	(42,552)
Long-term debt payments	(5,833)	(1,305)
Deferred financing costs	—	(1,595)
Proceeds from employee stock programs	—	930
Coal reserve financing transaction	(3,554)	—
Net cash provided by (used in) financing activities	(21,106)	330,478

Net increase (decrease) in cash and cash equivalents	(230,624)	188,622
Cash and cash equivalents at beginning of year	333,175	194,162
Cash and cash equivalents at end of period	$102,551	$382,784

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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
Income Taxes
In July 2013, the FASB issued guidance, which requires an entity to present its unrecognized tax benefits net of its deferred tax assets for net operating loss carryforwards, similar tax losses, or tax credit carryforwards in cases where these carryforwards and losses are available at the balance sheet date. When carryforwards or losses are not available at the balance sheet date, an entity must present the liability separately and not net it against the deferred tax assets. The new guidance is effective for annual and interim periods beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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
“Other revenues” includes payments from customer settlements, royalties related to coal lease agreements and farm income. During the first half of 2012, certain customers requested to cancel or delay shipment of coal contracted for 2012 and 2013 deliveries. In certain situations, we agreed to release the customer from their commitment in exchange for a cash settlement. In the three and nine months ended September 30, 2012, we recognized revenue of $2.2 million and $22.7 million, respectively, related to these cash settlements. During the first half of 2012, we also received $8.3 million related to the settlement of a customer contract dispute concerning coal deliveries in prior years.-

(6) Postretirement Healthcare Benefits
We have historically provided healthcare and life insurance benefits to qualifying salaried and hourly retirees and their dependents from defined benefit plans. Plan coverage for healthcare and life insurance benefits was provided to certain hourly retirees in accordance with the applicable labor agreements.
In relation to the bankruptcy process and pursuant to Sections 1113 and 1114 of the Bankruptcy Code, we have renegotiated the terms of collective bargaining agreements between certain Patriot subsidiaries and the UMWA, as well as certain postretirement healthcare benefits. Additionally, Patriot terminated certain non-union hourly and salaried retiree healthcare programs and postemployment benefits in the second quarter of 2013. In anticipation of these changes, we have classified the liabilities associated with these benefits as “Liabilities subject to compromise” on the condensed consolidated balance sheet since filing for bankruptcy. The liability related to healthcare coverage under the Coal Act is not subject to compromise and is classified as such.
On April 26, 2013, the Bankruptcy Court entered an order authorizing the Debtors to discontinue substantially all of their non-union retiree healthcare programs, eliminate retiree life insurance benefits for current non-union employees, and cap life insurance benefits for current non-union retirees, effective July 31, 2013. Pursuant to this order, the Debtors contributed $250,000 in cash to a VEBA trust for the benefit of current non-union retirees, and, upon emergence from bankruptcy, will contribute $3.75 million in cash to the VEBA. The VEBA trust will be designed and administered by a Retiree Committee consisting of appointed non-union retirees. Pursuant to the order, the Debtors and the Retiree Committee have also agreed to engage in good faith discussions and negotiations to replace some or all of the remaining retiree life insurance benefits with other retiree benefits that are economically cash neutral or more advantageous to the Debtors, and/or to consider accelerating the payment or provision of any such existing or replacement benefits if economically beneficial to the Debtors.
At December 31, 2012, the liability associated with the non-union retiree benefit plans totaled approximately $63 million. In the second quarter of 2013, Patriot recognized a curtailment gain of $6.9 million related to the termination of these plans. Patriot also reduced its postretirement benefit obligation and a corresponding unrecognized loss in accumulated other comprehensive loss by $20.7 million in relation to the settlement of these plan obligations for current non-union employees. The settlement of the terminated benefits for retirees will not be recognized until the contribution is made in full to the VEBA. The remaining balances

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

of both the terminated and surviving non-union retiree benefit obligations remain in “Liabilities subject to compromise” at September 30, 2013.
As part of the accounting for the plan terminations, the fair value of the benefit obligations was remeasured resulting in a reduction to the postretirement benefit obligation and the corresponding unrecognized loss of $53.8 million. The change in the discount rate is the primary factor contributing to the change in the actuarial loss (discount rate of 4.71% at June 30, 2013 compared to 4.33% at December 31, 2012). Based on these changes to our obligation and the remeasurement of the liability, the accumulated actuarial loss and prior service credit are $357.5 million and $4.3 million, respectively, as of September 30, 2013, and are included in “Accumulated other comprehensive loss” on the condensed consolidated balance sheet.
As described in Note 2, Patriot and the UMWA have entered various agreements which, among other things, allow for the establishment of a VEBA trust that will assume the Debtors’ obligations to provide retiree healthcare benefits to certain UMWA retirees. Patriot and the UMWA are operating under these agreements; however, Patriot continues to recognize the full retiree healthcare obligation for both active employees and retirees as well as continues to accrue for these benefits until all applicable conditions are met. We anticipate the full transfer of this obligation to occur as part of the emergence transactions. We currently record monthly expenses of approximately $10.8 million in relation to these obligations.
We will continue to provide healthcare benefits for more than 2,300 individuals who receive healthcare benefits pursuant to the Coal Act.
Net periodic postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost for benefits earned	$624	$1,382	$2,566	$4,147
Interest cost on accumulated postretirement benefit obligation	17,528	18,208	51,681	54,623
Amortization of actuarial losses	16,998	14,007	56,112	42,022
Amortization of prior service credit	(201)	(202)	(937)	(607)
Gain on benefit plan curtailments	—	—	(6,876)	—
Net periodic postretirement benefit costs	$34,949	$33,395	$102,546	$100,185

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table sets forth the plan’s funded status reconciled with the amounts shown in the condensed consolidated balance sheet:

September 30, 2013
(Dollars in thousands)
Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$1,612,689
Service cost	2,566
Interest cost	51,681
Plan amendment	(1,695)
Plan terminations	(20,741)
Net benefits paid	(63,503)
Change in actuarial loss	(53,782)
Accumulated postretirement benefit obligation at end of period	1,527,215
Change in plan assets:
Fair value of plan assets at beginning of year	—
Contributions	63,503
Benefits paid and administrative fees (net of Medicare Part D reimbursements)	(63,503)
Fair value of plan assets at end of period	—
Postretirement benefit obligation	1,527,215
Less current portion (included in Accrued expenses)	(7,600)
Less liabilities subject to compromise portion	(1,436,700)
Noncurrent obligation (included in Coal Act postretirement benefit obligations)	$82,915

(7) Income Tax Provision
For the three and nine months ended September 30, 2013 we recorded no income tax provision. For the three and nine months ended September 30, 2012, we recorded an insignificant income tax benefit primarily related to certain state taxes. We anticipate a tax net operating loss for the year ending December 31, 2013 for which no benefit will be recognized.

(8) Earnings per Share
Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.
The effect of dilutive securities excludes certain stock options, restricted stock units and convertible debt-related shares because the inclusion of these securities was antidilutive to earnings per share. For the three and nine months ended September 30, 2013 and 2012, no common stock equivalents were included in the computation of the diluted loss per share because we reported a net loss. Accordingly, 2.1 million shares for the three and nine months ended September 30, 2013 and 1.9 million shares for the three and nine months ended September 30, 2012 related to stock-based compensation awards were excluded from the diluted loss per share calculation. In addition, 3.0 million common shares related to the convertible notes were excluded from the diluted loss per share calculation for all periods.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

(9) Inventories
Inventories consisted of the following:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Materials and supplies	$48,285	$52,970
Saleable coal	16,407	27,197
Raw coal	18,633	19,052
Total	$83,325	$99,219

(10) Debt and Credit Facilities
Our total indebtedness consisted of the following:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Secured Debt
DIP First Out Term Loan, due 2013	$375,000	$375,000
Capital lease obligations	12,912	2,175
Promissory notes	2,305	—
Total secured debt, not subject to compromise	390,217	377,175
Unsecured Debt
8.25% Senior Notes, due 2018	250,000	250,000
3.25% Convertible Senior Notes, due 2013	200,000	200,000
Promissory notes	8,500	8,500
Total unsecured debt, subject to compromise	458,500	458,500
Total long-term debt	848,717	835,675
Less liabilities subject to compromise	(458,500)	(458,500)
Less current maturities of long-term debt	(381,684)	(375,409)
Long-term debt, less current maturities	$8,533	$1,766
DIP Financing
In connection with filing the Chapter 11 Petitions, the Debtors obtained and the Bankruptcy Court authorized post-petition financing, and for the Filing Subsidiaries (other than EACC Camps, Inc.) (collectively, the DIP Guarantors) to guaranty our obligations in connection with the DIP financing, up to an aggregate principal amount of $802.0 million, consisting of (i) a revolving credit loan in an amount not to exceed $125.0 million (First Out Revolving Credit Loan), (ii) a term loan in the amount of $375.0 million (First Out Term Loan, and together with the First Out Revolving Credit Loan, the First Out Facility), and (iii) a $302.0 million roll up of obligations under our pre-petition credit agreement in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility and, together with the First Out Facility, the DIP Facilities).
The DIP Facilities include financial covenants applicable to Patriot and its subsidiaries, including compliance with requirements relating to minimum cumulative consolidated EBITDA, as defined by the DIP Facilities, maximum capital expenditures and minimum liquidity. On August 7, 2013, Patriot obtained an amendment to the DIP Facilities that (i) lowered the minimum cumulative consolidated EBITDA financial covenant threshold beginning with the July 2013 compliance reporting period, (ii) added a covenant requiring committed financing related to a plan of reorganization no later than October 31, 2013, and (iii) included a provision allowing for the financing of Patriot’s corporate insurance program. The Bankruptcy Court approved the DIP Facilities amendment on August 20, 2013. On October 30, 2013, Patriot obtained an amendment to the First Out Facility removing the covenant requiring committed financing related to a plan of reorganization no later than October 31, 2013. At September 30, 2013, we were in

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

compliance with each of the financial covenants of the DIP Facilities. Our compliance with the minimum cumulative consolidated EBITDA financial covenant remains subject to market conditions and our ability to improve financial performance, including implementing our restructuring initiatives. Failure to comply with any of the financial covenants would be an event of default under the terms of the DIP Facilities. If an event of default occurs, we would need to negotiate an amendment or waiver from the lenders and obtain Bankruptcy Court approval of such amendment or waiver; however, there can be no assurances that we would be able to obtain such an amendment or waiver in the future.
On September 11, 2013, after meeting certain conditions prescribed in the DIP Facilities agreement, Patriot extended the maturity date of the DIP Facilities to December 31, 2013. DIP financing fees of $11.7 million were incurred and paid in connection with the August 7, 2013 amendment to and the extension of the DIP Facilities in the third quarter of 2013.
At September 30, 2013, letters of credit totaling $63.4 million and $279.4 million were outstanding under the First Out Facility and the Second Out Facility, respectively.
Pre-Petition Credit Facilities
The filing of the Chapter 11 Petitions constituted an event of default under our pre-petition debt agreements and those obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petitions. Thus, the Debtors’ pre-petition unsecured long-term debt of $458.5 million is included in “Liabilities subject to compromise” at September 30, 2013 and December 31, 2012. Since July 9, 2012, we have not recorded interest expense on unsecured debt that is subject to compromise. Contractual interest expense on pre-petition unsecured long-term debt from July 10, 2012 through September 30, 2013 was $51.7 million.
Capital Lease Obligations
Our capital lease obligations pertain to the financing of mining equipment used in operations. In the first nine months of 2013, Patriot amended certain existing operating leases allowing for transfer of ownership of the equipment at the end of each respective lease. As such, a carrying amount of approximately $15.6 million of additional capital lease obligations, net of imputed interest of $2.1 million, was recorded during the nine months ended September 30, 2013. Future minimum lease payments required under these capital leases are $1.2 million remaining in 2013, $4.1 million in 2014, $6.8 million in 2015 and $0.3 million in 2016.

(11) Accumulated Other Comprehensive Loss
The following table sets forth the components of accumulated other comprehensive loss:

	Net Actuarial Loss Associated with Postretirement Plans and Workers’ Compensation Obligations	Prior Service Credit Associated with Postretirement Plans	Gains and Losses on Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
	(Dollars in thousands)
December 31, 2012	$(492,467)	$10,423	$427	$(481,617)
Unrealized gains	74,523	1,695	34	76,252
Reclassification from other comprehensive income to earnings (1)	57,077	(7,813)	(461)	48,803
Net other comprehensive income (loss)	131,600	(6,118)	(427)	125,055
September 30, 2013	$(360,867)	$4,305	$—	$(356,562)

(1)	Amounts were recorded to “Operating costs and expenses” in the unaudited condensed consolidated statement of operations and increased (decreased) net loss for the nine months ended September 30, 2013.
Comprehensive loss during the periods differs from net loss by the amount of (i) unrealized gain or loss resulting from valuation changes of our diesel fuel hedges; (ii) adjustments related to the change in funded status of various benefit plans; and (iii) realized gains resulting from curtailments of certain benefit plans.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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
The following table summarizes the fair value of our remaining financial instruments:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Assets:
Fuel contracts, cash flow hedges	$—	$427
Liabilities:
First Out Term Loan	375,000	378,750
$200 million of 3.25% Convertible Senior Notes due 2013 (Convertible Notes)	20,126	24,250
$250 million of 8.25% Senior Notes due 2018 (Senior Notes)	125,000	118,750
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
We have commodity price risk related to our diesel fuel purchases. To manage a portion of this risk, we entered into ultra low sulfur diesel swap contracts with financial institutions. The changes in diesel fuel prices and the prices of these financial instruments have historically been highly correlated, thus allowing the swap contracts to be designated as cash flow hedges of anticipated diesel fuel purchases. We expect to purchase approximately 21 million gallons of diesel fuel across all operations in 2013. As of September 30, 2013, our ultra low sulfur diesel swap contracts were expired, with no notional amounts outstanding. During the fourth quarter of 2012, our outstanding contracts ceased to be highly effective due to impacts on diesel fuel prices from Hurricane Sandy. As such, we recorded the change in fair value directly to earnings on a prospective basis. For the three and nine months ended September 30, 2013, the prospective change in the fair value for the cash flow hedges deemed ineffective was immaterial. For the three and nine months ended September 30, 2012, the portion of the fair value for the cash flow hedges deemed ineffective was immaterial.
For the three and nine months ended September 30, 2013, we recognized a net gain of $0.2 million and $0.5 million in earnings on settled contracts, respectively. For the three and nine months ended September 30, 2012, we recognized a net gain of $0.3 million and $1.5 million in earnings on settled contracts, respectively. Excluding the impact of our hedging activities, a $0.10 per gallon change in the price of diesel fuel would impact our annual operating costs by approximately $2.1 million.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The fair value of our fuel contracts at December 31, 2012 resulted in a current asset (Prepaid expenses and other current assets) of $0.4 million. We utilized NYMEX quoted market prices for the fair value measurement of the contracts, which reflected a Level 2 fair value input.

(14) Guarantees
In 2010, we agreed to provide a limited guaranty of the payment and performance under certain loans entered into by one of our joint ventures. The loans were obtained to purchase equipment, which is pledged as collateral for the loans. The maximum term of the loans is through January 2016. The guaranteed portion of the loan balances at September 30, 2013 totaled $4.1 million, all of which is recorded as a liability subject to compromise on our condensed consolidated balance sheet. At December 31, 2012, there was no carrying amount of the liability on the condensed consolidated balance sheet related to these guarantees. The financial performance of our joint ventures is subject to market risks similar to our coal mining operations.
As of September 30, 2013, we have a receivable of approximately $0.7 million due from one of our joint ventures for royalties and utility usage.
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

(15) Commitments and Contingencies
The Bankruptcy Case
On July 9, 2012, the Initial Debtors filed voluntary petitions for reorganization under the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. On September 23, 2013, Brody Mining, LLC (Brody) and Patriot Ventures LLC (the New Debtors, together with the Initial Debtors, the Debtors), wholly owned subsidiaries, filed Chapter 11 Petitions under the Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Missouri. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the Chapter 11 Petitions, much of the pending litigation against the Debtors is stayed. Subject to certain exceptions and approval by the Bankruptcy Court, no party can take further actions against the Debtors to recover pre-petition claims that have been discharged under the POR.
Commitments
As of September 30, 2013, purchase commitments for equipment totaled $36.3 million primarily related to longwall equipment replacements, ventilation shaft projects at our Federal and Highland mining complexes, and safety equipment upgrades throughout our operations. Of this amount, we have equipment totaling $17.2 million scheduled for delivery in the remainder of 2013, with the remainder in subsequent years.

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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
Patriot has obligations related to the discharge of selenium in excess of allowable limits at certain mining operations. Although existing technology continues to evolve and new technologies are being considered for the treatment of selenium discharges in excess of allowable limits, there has been no proven technology to effectively treat selenium in coal mining discharges to the levels required in all the applications present at our operations. Additionally, we are currently involved in various legal proceedings related to compliance with the effluent selenium limits in our mining permits. As a result of these legal proceedings, we are subject to various consent decrees and court orders that require us to, among other things, meet certain compliance deadlines. As of September 30, 2013 and December 31, 2012, the liability related to selenium water treatment at outfalls with known exceedances was $433.2 million and $443.0 million, respectively, and reflects the estimated costs of the planned technology selections to be implemented and maintained at these operations. Further discussed below are the lawsuits in which we are involved and the various rulings and settlements related to these lawsuits, as well as the continued uncertainties related to these obligations, including the identification, implementation and cost of effective treatment technologies.
At September 30, 2013, environmental claims and litigation in connection with our various NPDES permits and related CWA requirements included the following:
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
On June 11, 2010, WVDEP filed a lawsuit against Apogee Coal Company, LLC (Apogee), one of our subsidiaries, in the Logan County Circuit Court in West Virginia, alleging discharge of pollutants, including selenium, in violation of certain of its NPDES and Surface Mining Control and Reclamation Act (SMCRA) permits. We refer to this case as the Apogee WVDEP Action. The permits contained in the Apogee WVDEP Action are also included in the February 2011 Litigation discussed below. The compliance deadlines for outfalls covered by this lawsuit were addressed in the January 2012 comprehensive consent decree and subsequent modification. WVDEP is seeking fines and penalties as well as injunctions prohibiting Apogee from discharging pollutants, including selenium, in violation of laws and NPDES permits. In the second quarter of 2013, Patriot filed a draft consent decree with the WVDEP seeking to align the compliance dates for the permits in the Apogee WVDEP Action with the compliance

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

dates in the January 2012 comprehensive consent decree and subsequent modification discussed below. On August 13, 2013, the Logan County Circuit Court approved and signed this consent decree.
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
In relation to the Federal Apogee Case and based on the September 2010 Ruling, Apogee completed the construction of a Fluidized Bed Reactor (FBR) water treatment facility and began operating the facility in the first quarter of 2013. This is a first-of-its-kind application of this treatment technology to coal mining discharges at full scale water flows. Accordingly, the facility has been subjected to an extended startup and commissioning phase. Because of the uncertainties surrounding the use of FBR technology to remove selenium or any other chemical elements at coal mining operations and due to the variable conditions encountered during startup, the system will require significant monitoring and, as applicable, adjusting over the first several months of operations. Apogee met its March 1, 2013 deadline to comply with the terms of the court order and will continue monitoring and testing the facility. As of September 30, 2013, we have spent approximately $46.1 million on the installation of the Apogee FBR facility.
In relation to the Federal Hobet Surface Mine No. 22 Case and as part of the September 2010 Ruling, Patriot had identified the Advanced Biological Metals Removal System (ABMet) as the selenium treatment technology to be utilized at the Hobet Surface Mine No. 22 outfall. This ruling initially required compliance with applicable discharge limits under the permit by May 1, 2013. The Modified Comprehensive Consent Decree, as defined and discussed below, extended the compliance deadline for this outfall to August 1, 2014. In the third quarter of 2013, Patriot received approval to implement a bio-chemical reactor (BCR) treatment technology at this outfall. We began construction on the BCR treatment system in July 2013 and expect to complete construction prior to the August 1, 2014 compliance deadline. If the BCR technology is not successful in eliminating selenium from this outfall below allowable limits, we may be required to utilize ABMet or an alternative technology.
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
The Modified Comprehensive Consent Decree, which was entered by the U.S. District Court in January 2013, separates the specified outfalls into categories based on the average gallons per minute water flow at each outfall and requires that we select water treatment technology alternatives by category. Additionally, we agreed to, among other things, come into compliance with

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

applicable selenium discharge limits at each outfall beginning with the first category by March 15, 2015 and ending with the last category by March 15, 2018. The Modified Comprehensive Consent Decree established the following framework under which we will interface with the plaintiffs with respect to the identified permits and outfalls:

Category/Gallons Per Minute	Technology Selection Date	Specified Compliance Date
I / 0-200	September 1, 2013	March 15, 2015
II / 201-400	December 31, 2013	March 15, 2016
III / 401-600	March 31, 2014	December 15, 2016
IV / 601-1000	September 1, 2014	May 15, 2017
V / 1000 +	September 1, 2015	March 15, 2018
As of September 1, 2013, we made our technology selection for Category I, selecting the BCR technology for each of these outfalls. The BCR technology has proven to be effective at removing selenium on a sustainable basis under conditions similar to our Category I outfalls. Based on this selection we adjusted our liability to reflect the estimated costs of installing and operating the BCR technology at the Category I outfalls and this resulted in a reduction of $31.4 million to the liability and to asset retirement obligation expense in the third quarter of 2013.
Continued Uncertainties Related to Selenium Water Treatment Obligations
Prior to our pilot project performed in 2010, FBR technology required under the September 2010 Ruling had not been used to remove selenium or any other minerals discharged at coal mining operations, but had been successful in other industrial applications. The FBR water treatment facility is the first facility of its kind constructed for selenium removal on a commercial scale. Though we have operated the FBR facility for two quarters, the FBR technology has not been proven effective on a sustained full-scale commercial basis at coal mining operations, and there can be no assurance that it will be successful under all variable conditions experienced at our mining operations.
As of September 30, 2013, the liability to treat selenium discharges at outfalls not addressed in the September 2010 Ruling or in the Category I adjustment discussed above is based on the installation and operating costs of an Iron Facilitated Selenium Reduction (IFSeR) water treatment system. There is significant uncertainty as to whether IFSeR technology can be utilized to achieve compliance at these outfalls, particularly those with higher average water flows. However, IFSeR technology is currently the treatment technology that is best adapted for installation and operation under the various site-specific conditions at our outfalls. We have been and continue to assess the use of the BCR treatment technology and other potential treatment technologies, particularly at outfalls with higher water flows, to determine their applicability and effectiveness at removing selenium from coal mining discharges. Additionally, we continue to refine the IFSeR treatment systems to obtain efficiencies in both selenium removal and cost. The ability to utilize the BCR technology at more outfalls, to combine treatment technologies if necessary, and to identify improvements to the efficiencies of the IFSeR system or any other treatment approaches that are selected for implementation at our outfalls may affect the amount of the liability in the future and we will adjust it as necessary.
If BCR or IFSeR systems are not ultimately successful in treating the effluent selenium exceedances at our outfalls, we may be required to install alternative treatment solutions. Alternative technology solutions that we may ultimately select are still in the early phases of development and their related costs cannot be reasonably estimated at this time. The cost of other water treatment solutions could be materially different than the costs reflected in our liability. Furthermore, costs associated with potential modifications to BCR or IFSeR or the scale of our current BCR or IFSeR systems could also cause the costs to be materially different than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time. Potential installations of selenium treatment alternatives are further complicated by the variable geological, topographical and water flow considerations of each individual outfall.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

With respect to all outfalls with known exceedances for selenium or any other parameter, including the specific sites discussed above, any failure to meet the deadlines set forth in our consent decrees or established by the federal government, the U.S. District Court or the State of West Virginia or to otherwise comply with our permits could result in (i) further litigation against us; (ii) an inability to obtain new permits or to maintain existing permits, which could impact our ability to mine our coal reserves; and (iii) the imposition of significant and material fines and penalties or other costs, all of which could materially adversely affect our financial condition, results of operations and cash flows.
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
Other Litigation and Investigations
On October 24, 2013, the Federal Mine Safety and Health Administration (MSHA) notified Brody that a Pattern of Violations (POV) exists at the Brody No. 1 mine. MSHA issues POV notifications upon its determination that a particular mine demonstrated repeated violations of health or safety standards at the mine that could significantly and substantially contribute to the cause and effect of safety or health hazards pursuant to §104(e) of the Federal Mine Safety Mine and Health Act (an S&S Violation). Once

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

a POV has been issued for a mine, any additional S&S Violation may result in MSHA issuing an order requiring the affected part of the mine to withdraw, effectively ceasing operations, pending a determination that such violation has been abated.
Brody was acquired by Black Stallion Coal Company, LLC, one of our subsidiaries, effective December 31, 2012. Many of the violations and the severity measure cited in the POV finding took place during the period of time that Brody was owned and operated by its prior owner, an independent company. Immediately following our purchase of Brody, on January 3, 2013, Patriot submitted a Compliance Improvement Plan to MSHA. Since that time, the Brody mine compliance performance (as measured by violations per inspector day) has improved by 40 percent. Additionally, all former officers and key mine-level managers at Brody were replaced shortly after the purchase was concluded. More recently, on September 6, 2013, we submitted a Corrective Action Plan to MSHA to further improve safety and compliance at the Brody mine. Subsequently, on September 17, 2013, MSHA approved the submitted Corrective Action Plan.
While Brody intends to vigorously contest the POV finding, there can be no assurance as to if or when it will be successful in these efforts. At this time, we cannot provide an estimate of the possible additional range of costs associated with contesting the POV finding, complying with the POV-related inspections and the risk of partial or complete mine closure at the Brody mine.
On March 14, 2013, Patriot filed a lawsuit against Peabody Energy Corporation (Peabody) and one of its subsidiaries. In connection with Patriot’s 2007 spinoff from Peabody, Peabody agreed to assume the obligations for healthcare costs associated with thousands of UMWA retirees and dependents who had been employed by Peabody entities that were transferred to Patriot in the spinoff. Patriot sought a declaration from the Bankruptcy Court that any relief Patriot was able to obtain through the bankruptcy proceedings with respect to the healthcare benefits of its subsidiaries’ retirees would not relieve Peabody of its own liabilities with respect to the healthcare benefits of the UMWA retirees and dependents. On October 24, 2013, Patriot, Peabody and the UMWA, on behalf of itself and the UMWA-represented employees and retirees, entered into a settlement, which sets forth the principle terms that would resolve the various disputes among the three parties (the Peabody Settlement). As part of the Peabody Settlement, Peabody agreed to, among other things, (i) provide $310 million to the VEBA, (ii) issue and replace, as applicable, $126 million of letters of credit and (iii) provide credit support for Patriot’s federal black lung obligations. The settlement also provides for broad mutual releases of claims and causes of action among the parties. The Bankruptcy Court approved the Peabody Settlement on November 7, 2013.
The Peabody Settlement is subject to certain conditions, including the satisfaction of certain minimum liquidity standards by Patriot and the effectiveness of Patriot’s plan of reorganization. The Peabody Settlement may be terminated if, by March 31, 2014, a plan of reorganization that is consistent with the Peabody Settlement is not effective.
During the second half of 2012 and subsequent to the filing of the Chapter 11 Petitions, three class action complaints were filed against a former Chief Executive Officer, Richard M. Whiting, and former Chief Financial Officer, Mark N. Schroeder (the Class Action Complaints). The Class Action Complaints contain nearly identical allegations including that the defendants made or allowed false and misleading statements related to Patriot’s selenium water treatment liability and Patriot’s financial condition. The Class Action Complaints were consolidated and a lead plaintiff was appointed during January 2013. The Class Action Complaints can proceed during the pendency of the Bankruptcy Case as Patriot was not named as a defendant. Messrs. Whiting and Schroeder filed a motion to dismiss the Class Action Complaints on May 20, 2013. Additional briefing regarding this motion occurred during the third quarter of 2013, but a date for a hearing regarding the motion to dismiss has not yet been set.
Apogee has been sued, along with eight other defendants, including Monsanto Company (Monsanto), Pharmacia Corporation and Akzo Nobel Chemicals, Inc., by certain plaintiffs in state court in Putnam County, West Virginia. In total, 243 similar lawsuits have been served on Apogee, which are identical except for the named plaintiff. Each lawsuit alleges personal injury occasioned by exposure to dioxin generated by a plant owned and operated by certain of the other defendants during production of a chemical, 2,4,5-T, from 1949-1969. Apogee is alleged to be liable as the successor to the liabilities of a company that owned and/or controlled a dump site known as the Manila Creek landfill, which allegedly received and incinerated dioxin-contaminated waste from the plant. The lawsuits seek compensatory and punitive damages for personal injury. As of September 30, 2013, 51 of the lawsuits have been dismissed. Under the terms of the governing lease, Monsanto has assumed the defense of these lawsuits and has agreed to indemnify Apogee for any related damages. The failure of Monsanto to satisfy its indemnification obligations under the lease could have a material adverse effect on us.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

	Nine Months Ended September 30,
	2013	2012
(% of total sales volume - tons)
Sales to electricity generators	70%	75%
Sales to steel & coke producers	30%	25%
Export sales	49%	45%

(Dollars in thousands)
Revenues attributable to foreign countries, based on where product shipped	$521,771	$682,700
For the nine months ended September 30, 2013 and 2012, there were no material revenues attributable to any individual foreign country for which we can determine the final destination of the shipment. For certain sales made through third-party arrangements, it is impracticable to determine the ultimate destination and customer.
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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

“Corporate and Other” in the tables below includes selling and administrative expenses, net gain on disposal or exchange of assets and costs associated with past mining obligations.
Operating segment results for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$285,030	$41,034	$—	$326,064	$945,649	$142,339	$—	$1,087,988
Adjusted EBITDA	12,178	(2,212)	(56,253)	(46,287)	81,900	1,065	(164,411)	(81,446)
Additions to property, plant, equipment and mine development	22,797	3,819	—	26,616	46,116	13,979	—	60,095
Loss from equity affiliates	(1,803)	—	—	(1,803)	(11,119)	—	—	(11,119)

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Appalachia	Illinois Basin	Corporate and Other	Total	Appalachia	Illinois Basin	Corporate and Other	Total
	(Dollars in thousands)
Revenues	$375,101	$73,095	$—	$448,196	$1,234,609	$250,230	$—	$1,484,839
Adjusted EBITDA	51,381	9,011	(57,085)	3,307	229,415	30,748	(178,534)	81,629
Additions to property, plant, equipment and mine development	24,308	2,105	—	26,413	107,337	15,824	13	123,174
Income from equity affiliates	1,864	—	—	1,864	3,564	—	—	3,564
A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Adjusted EBITDA	$(46,287)	$3,307	$(81,446)	$81,629
Depreciation, depletion and amortization	(43,582)	(48,906)	(136,189)	(135,430)
Asset retirement obligation expense	14,257	(19,496)	(20,284)	(377,737)
Sales contract accretion	—	—	—	11,628
Impairment and restructuring charge	—	(18,434)	1,453	(60,892)
Interest expense and other	(13,995)	(13,661)	(42,051)	(46,168)
Debtor-in-possession debt financing fees	(11,719)	(42,552)	(11,719)	(42,552)
Interest income	2	15	15	178
Reorganization items, net	(23,569)	(76,214)	(50,323)	(76,214)
Income tax benefit	—	8	—	8
Net loss	$(124,893)	$(215,933)	$(340,544)	$(645,550)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$322,390	$—	$—	$322,390
Other revenues	—	3,674	—	—	3,674
Total revenues	—	326,064	—	—	326,064
Costs and expenses
Operating costs and expenses	—	361,855	—	—	361,855
Depreciation, depletion and amortization	—	43,582	—	—	43,582
Asset retirement obligation expense	—	(14,257)	—	—	(14,257)
Sales contract accretion	—	—	—	—	—
Impairment and restructuring charge	—	—	—	—	—
Selling and administrative expenses	2,762	6,155	—	—	8,917
Net gain on disposal or exchange of assets	—	(224)	—	—	(224)
Loss from equity affiliates	100,825	1,803	—	(100,825)	1,803
Operating loss	(103,587)	(72,850)	—	100,825	(75,612)
Interest expense and other	9,592	4,403	—	—	13,995
Debtor-in-possession debt financing fees	11,719	—	—	—	11,719
Interest income	(2)	—	—	—	(2)
Loss before reorganization items and income taxes	(124,896)	(77,253)	—	100,825	(101,324)
Reorganization items, net	(3)	23,572	—	—	23,569
Loss before income taxes	(124,893)	(100,825)	—	100,825	(124,893)
Income tax benefit	—	—	—	—	—
Net loss	$(124,893)	$(100,825)	$—	$100,825	$(124,893)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$442,935	$—	$—	$442,935
Other revenues	—	5,261	—	—	5,261
Total revenues	—	448,196	—	—	448,196
Costs and expenses
Operating costs and expenses	—	434,599	—	—	434,599
Depreciation, depletion and amortization	—	48,906	—	—	48,906
Asset retirement obligation expense	—	19,496	—	—	19,496
Sales contract accretion	—	—	—	—	—
Impairment and restructuring charge	—	18,434	—	—	18,434
Selling and administrative expenses	3,752	8,859	—	—	12,611
Net gain on disposal or exchange of assets	—	(457)	—	—	(457)
Loss (income) from equity affiliates	134,511	(1,864)	—	(134,511)	(1,864)
Operating loss	(138,263)	(79,777)	—	134,511	(83,529)
Interest expense and other	9,262	4,399	175	(175)	13,661
Debtor-in-possession debt financing fees	42,552	—	—	—	42,552
Interest income	(11)	(4)	(175)	175	(15)
Loss before reorganization items and income taxes	(190,066)	(84,172)	—	134,511	(139,727)
Reorganization items, net	25,867	50,347	—	—	76,214
Loss before income taxes	(215,933)	(134,519)	—	134,511	(215,941)
Income tax benefit	—	(8)	—	—	(8)
Net loss	$(215,933)	$(134,511)	$—	$134,511	$(215,933)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$1,077,363	$—	$—	$1,077,363
Other revenues	—	10,625	—	—	10,625
Total revenues	—	1,087,988	—	—	1,087,988
Costs and expenses
Operating costs and expenses	—	1,134,231	—	—	1,134,231
Depreciation, depletion and amortization	—	136,189	—	—	136,189
Asset retirement obligation expense	—	20,284	—	—	20,284
Sales contract accretion	—	—	—	—	—
Impairment and restructuring charge	—	(1,453)	—	—	(1,453)
Selling and administrative expenses	8,363	19,143	—	—	27,506
Net gain on disposal or exchange of assets	—	(3,422)	—	—	(3,422)
Loss from equity affiliates	292,068	11,119	—	(292,068)	11,119
Operating loss	(300,431)	(228,103)	—	292,068	(236,466)
Interest expense and other	28,421	13,630	—	—	42,051
Debtor-in-possession debt financing fees	11,719	—	—	—	11,719
Interest income	(12)	(3)	—	—	(15)
Loss before reorganization items and income taxes	(340,559)	(241,730)	—	292,068	(290,221)
Reorganization items, net	(15)	50,338	—	—	50,323
Loss before income taxes	(340,544)	(292,068)	—	292,068	(340,544)
Income tax benefit	—	—	—	—	—
Net loss	$(340,544)	$(292,068)	$—	$292,068	$(340,544)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Revenues
Sales	$—	$1,445,546	$—	$—	$1,445,546
Other revenues	—	39,293	—	—	39,293
Total revenues	—	1,484,839	—	—	1,484,839
Costs and expenses
Operating costs and expenses	—	1,367,158	—	—	1,367,158
Depreciation, depletion and amortization	—	135,430	—	—	135,430
Asset retirement obligation expense	—	377,737	—	—	377,737
Sales contract accretion	—	(11,628)	—	—	(11,628)
Impairment and restructuring charge	—	60,892	—	—	60,892
Selling and administrative expenses	12,225	30,516	—	—	42,741
Net gain on disposal or exchange of assets	—	(3,125)	—	—	(3,125)
Loss (income) from equity affiliates	531,842	(3,564)	—	(531,842)	(3,564)
Operating loss	(544,067)	(468,577)	—	531,842	(480,802)
Interest expense and other	33,173	12,995	952	(952)	46,168
Debtor-in-possession debt financing fees	42,552	—	—	—	42,552
Interest income	(109)	(69)	(952)	952	(178)
Loss before reorganization items and income taxes	(619,683)	(481,503)	—	531,842	(569,344)
Reorganization items, net	25,867	50,347	—	—	76,214
Loss before income taxes	(645,550)	(531,850)	—	531,842	(645,558)
Income tax benefit	—	(8)	—	—	(8)
Net loss	$(645,550)	$(531,842)	$—	$531,842	$(645,550)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Net loss	$(124,893)	$(100,825)	$—	$100,825	$(124,893)
Accumulated actuarial loss and prior service credit realized in net loss	—	17,119	—	—	17,119
Plan curtailment - prior service credit recognized	—	—	—	—	—
Reduction in postretirement benefit obligations due to terminations	—	—	—	—	—
Net change in fair value of diesel fuel hedge	44		—	—	44
Realized gains of diesel fuel hedge	(180)		—	—	(180)
Other comprehensive income (loss)	(136)	17,119	—	—	16,983
Comprehensive loss	$(125,029)	$(83,706)	$—	$100,825	$(107,910)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Net loss	$(215,933)	$(134,511)	$—	$134,511	$(215,933)
Accumulated actuarial loss and prior service credit realized in net loss	—	13,715	—	—	13,715
Net change in fair value of diesel fuel hedge	2,822	—	—	—	2,822
Realized gains of diesel fuel hedge	(346)	—	—	—	(346)
Other comprehensive income	2,476	13,715	—	—	16,191
Comprehensive loss	$(213,457)	$(120,796)	$—	$134,511	$(199,742)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Net loss	$(340,544)	$(292,068)	$—	$292,068	$(340,544)
Accumulated actuarial loss and prior service credit realized in net loss	—	56,140	—	—	56,140
Plan curtailment - prior service credit recognized	—	(6,876)	—	—	(6,876)
Reduction in postretirement benefit obligations due to terminations	—	76,218	—	—	76,218
Net change in fair value of diesel fuel hedge	34	—	—	—	34
Realized gains of diesel fuel hedge	(461)	—	—	—	(461)
Other comprehensive income (loss)	(427)	125,482	—	—	125,055
Comprehensive loss	$(340,971)	$(166,586)	$—	$292,068	$(215,489)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Net loss	$(645,550)	$(531,842)	$—	$531,842	$(645,550)
Accumulated actuarial loss and prior service credit realized in net loss	—	41,147	—	—	41,147
Net change in fair value of diesel fuel hedge	2,571	—	—	—	2,571
Realized gains of diesel fuel hedge	(1,472)	—	—	—	(1,472)
Other comprehensive income	1,099	41,147	—	—	42,246
Comprehensive loss	$(644,451)	$(490,695)	$—	$531,842	$(603,304)

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$102,470	$81	$—	$—	$102,551
Accounts receivable and other, net	59	103,936	—	—	103,995
Inventories	—	83,325	—	—	83,325
Deferred income taxes	48,479	—	—	—	48,479
Prepaid expenses and other current assets	197	22,617	—	—	22,814
Total current assets	151,205	209,959	—	—	361,164
Property, plant, equipment and mine development
Land and coal interests	—	2,899,224	—	—	2,899,224
Buildings and improvements	—	599,384	—	—	599,384
Machinery and equipment	492	795,684	—	—	796,176
Less accumulated depreciation, depletion and amortization	(33)	(1,243,284)	—	—	(1,243,317)
Property, plant, equipment and mine development, net	459	3,051,008	—	—	3,051,467
Cash collateralization deposits	64,990	—	—	—	64,990
Investments, intercompany and other assets	581,070	(374,188)	—	(175,449)	31,433
Total assets	$797,724	$2,886,779	$—	$(175,449)	$3,509,054
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	$898	$243,697	$—	$—	$244,595
Current maturities of long-term debt	375,170	6,514	—	—	381,684
Total current liabilities	376,068	250,211	—	—	626,279
Long-term debt, less current maturities	135	8,398	—	—	8,533
Deferred income taxes	48,479	—	—	—	48,479
Asset retirement obligations	—	704,363	—	—	704,363
Workers’ compensation obligations	—	259,286	—	—	259,286
Coal Act postretirement benefit obligations	—	82,915	—	—	82,915
Obligation to industry fund	—	31,838	—	—	31,838
Other noncurrent liabilities	—	19,503	—	—	19,503
Total liabilities not subject to compromise	424,682	1,356,514	—	—	1,781,196
Liabilities subject to compromise	461,163	1,711,286	—	—	2,172,449
Total liabilities	885,845	3,067,800	—	—	3,953,645
Stockholders’ deficit	(88,121)	(181,021)	—	(175,449)	(444,591)
Total liabilities and stockholders’ deficit	$797,724	$2,886,779	$—	$(175,449)	$3,509,054

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash used in operating activities	$(38,308)	$(106,208)	$—	$—	$(144,516)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(60,095)	—	—	(60,095)
Additions to advance mining royalties	—	(7,207)	—	—	(7,207)
Acquisition	—	(1,186)	—	—	(1,186)
Proceeds from disposal or exchange of assets	—	3,442	—	—	3,442
Other	—	(710)	—	—	(710)
Net cash used in investing activities	—	(65,756)	—	—	(65,756)

Cash Flows From Financing Activities
Proceeds from debtor-in-possession debt	—	—	—	—	—
Debtor-in-possession debt financing fees	(11,719)	—	—	—	(11,719)
Long-term debt payments	(210)	(5,623)	—	—	(5,833)
Deferred financing costs	—	—	—	—	—
Proceeds from employee stock programs	—	—	—	—	—
Coal reserve financing transaction	—	(3,554)	—	—	(3,554)
Intercompany transactions	(180,334)	180,334	—	—	—
Net cash (used in) provided by financing activities	(192,263)	171,157	—	—	(21,106)

Net decrease in cash and cash equivalents	(230,571)	(807)	—	—	(231,378)
Cash and cash equivalents at beginning of year	333,041	888	—	—	333,929
Cash and cash equivalents at end of period	$102,470	$81	$—	$—	$102,551

PATRIOT COAL CORPORATION
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Entity	Eliminations	Consolidated
	(Dollars in thousands)
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(66,721)	$64,472	$—	$—	$(2,249)

Cash Flows From Investing Activities
Additions to property, plant, equipment and mine development	—	(123,174)	—	—	(123,174)
Additions to advance mining royalties	—	(17,024)	—	—	(17,024)
Acquisition	—	(2,530)	—	—	(2,530)
Proceeds from disposal or exchange of assets	—	3,490	—	—	3,490
Other	—	(369)	—	—	(369)
Net cash used in investing activities	—	(139,607)	—	—	(139,607)

Cash Flows From Financing Activities
Proceeds from debtor-in-possession debt	375,000	—	—	—	375,000
Debtor-in-possession debt financing fees	(42,552)	—	—	—	(42,552)
Long-term debt payments	—	(1,305)	—	—	(1,305)
Deferred financing costs	(1,595)	—	—	—	(1,595)
Proceeds from employee stock programs	930	—	—	—	930
Coal reserve financing transaction	—	—	—	—	—
Intercompany transactions	(76,394)	76,394	—	—	—
Net cash provided by financing activities	255,389	75,089	—	—	330,478

Net increase (decrease) in cash and cash equivalents	188,668	(46)	—	—	188,622
Cash and cash equivalents at beginning of year	193,882	280	—	—	194,162
Cash and cash equivalents at end of period	$382,550	$234	$—	$—	$382,784

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

•
our ability to successfully complete a reorganization under Chapter 11 and emerge from bankruptcy, which is dependent upon, among other things, our ability to achieve our profit and cash flow targets in our business plan, to minimize our liabilities upon emergence, and to obtain post-bankruptcy financing;

•
our ability to operate within the restrictions and liquidity limitations of the post-petition credit facilities authorized by the Bankruptcy Court in connection with the Bankruptcy Case (the DIP Facilities);

•	potential adverse effects of the Bankruptcy Case on our liquidity and results of operations, including failure to comply with the financial covenants and other requirements of the DIP Facilities;

•	our ability to obtain timely Bankruptcy Court approval with respect to motions filed in the Bankruptcy Case;

•	our ability to enter into and effectuate agreements with third parties contemplated by our proposed plan of reorganization;

•	disagreements between us and the Creditors’ Committee that could protract the Chapter 11 proceedings, negatively impact our ability to operate and delay our emergence from the Chapter 11 proceedings;

•	coal price volatility and demand, particularly in higher margin products;

•	the outcome of commercial negotiations involving sales contracts or other transactions;

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

•	labor availability and relations;

•	availability and costs of credit, surety bonds and letters of credit;

•	weather patterns and conditions affecting energy demand or disrupting supply;

•	regulatory and court decisions including, but not limited to, those impacting permits issued pursuant to the Clean Water Act;

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

Overview
We are a producer of coal in the eastern U.S., with operations and coal reserves in the Appalachia and the Illinois Basin coal regions. Our principal business is the mining, preparation and sale of thermal and metallurgical coal. Thermal coal is primarily sold to electricity generators, and metallurgical coal is sold to steel mills and independent coke producers. As of September 30, 2013, our operations consisted of eleven active mining complexes, which include company-operated mines, a contractor-operated mine and coal preparation facilities. The Appalachia and Illinois Basin segments consist of our operations in West Virginia and Kentucky, respectively.
We ship coal to electricity generators, industrial users, steel mills and independent coke producers, as well as brokers that ultimately sell the coal to these same types of customers. In the first nine months of 2013, we sold 16.0 million tons of coal, of which 70% was sold to domestic and global electricity generators and 30% was sold to domestic and global steel and coke producers. In the first nine months of 2012, we sold 19.0 million tons of coal, of which 75% was sold to domestic and global electricity generators and 25% was sold to domestic and global steel and coke producers. Export sales were 49% and 45% of our total volume in the first nine months of 2013 and 2012, respectively. Coal is shipped via various company-owned and third-party loading facilities, multiple rail and river transportation routes and ocean-going vessels.
Our mining operations and coal reserves are as follows:
•Appalachia. As of September 30, 2013, we had eight active mining complexes located in Boone, Lincoln, Logan, Kanawha, and Raleigh counties in southern West Virginia. In northern West Virginia, we have one mining complex located in Monongalia County. In Appalachia, we sold 13.0 million tons of coal in the nine months ended September 30, 2013. As of December 31, 2012, we controlled approximately 1.2 billion tons of proven and probable coal reserves in Appalachia, of which 492 million tons were assigned to current operations. In the third quarter of 2013, we announced plans to idle our Logan County complex located in southern West Virginia.
•Illinois Basin. As of September 30, 2013, we had two active mining complexes located in Union and Henderson counties in western Kentucky. In the Illinois Basin, we sold 2.9 million tons of coal in the nine months ended September 30, 2013. As of December 31, 2012, we controlled 658 million tons of proven and probable coal reserves in the Illinois Basin, of which 119 million tons were assigned to current operations.

Bankruptcy Proceedings
On July 9, 2012 (the Initial Petition Date), Patriot Coal Corporation, as a stand-alone entity, and substantially all of its wholly-owned subsidiaries (the Initial Filing Subsidiaries and, together with Patriot Coal Corporation, the Initial Debtors) filed voluntary petitions for reorganization (the Chapter 11 Petitions) under Chapter 11 of Title 11 of the U.S. Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York. On December 19, 2012, the U.S. Bankruptcy Court for the Southern District of New York entered an order transferring the bankruptcy cases to the U.S. Bankruptcy Court for the Eastern District of Missouri (the U.S. Bankruptcy Court for the Eastern District of Missouri and/or the U.S. Bankruptcy Court for the Southern District of New York, as applicable, the Bankruptcy Court). On September 23, 2013 (the Subsequent Petition Date, together with the Initial Petition Date, the Petition Date), Brody Mining, LLC and Patriot Ventures LLC (the New Debtors, together with the Initial Debtors, the Debtors), wholly-owned subsidiaries (the New Filing Subsidiaries, together with the Initial Filings Subsidiaries, the Filing Subsidiaries) of Patriot Coal Corporation, filed Chapter 11 Petitions under the Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Missouri. On September 27, 2013, the Bankruptcy Court approved the New Debtors’ motions to jointly administer their Chapter 11 cases with the existing Chapter 11 cases of the Initial Debtors. The Debtors’ Chapter 11 cases are being jointly administered under the caption In re: Patriot Coal Corporation, et al. (Case No. 12-51502) (the Bankruptcy Case). Our joint ventures and certain of our other subsidiaries (collectively, the Non-Debtor Subsidiaries) were not included in the Chapter 11 filings.
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
Bankruptcy Initiatives
In the sixteen months since the Petition Date, we have been working on multiple fronts to stabilize our business, address our unsustainable cost structure and preserve jobs and benefits for thousands of our workers. We have achieved significant progress in creating a competitive labor and benefit cost structure by restructuring wage and benefit programs for our current workforce and preparing to transition certain retiree healthcare benefits to a Voluntary Employee Beneficiary Association (VEBA) trust.
Sections 1113 and 1114
In relation to the bankruptcy process and pursuant to Sections 1113 and 1114 of the Bankruptcy Code, we renegotiated the terms of collective bargaining agreements between certain Patriot subsidiaries and the United Mine Workers of America (UMWA), as well as certain postretirement healthcare benefits. In November 2012, the Debtors commenced the Sections 1113 and 1114 process with the UMWA and began negotiating in good faith for consensual agreements to achieve the level of labor cost and postretirement healthcare benefit savings necessary for the successful reorganization of the Debtors. In March 2013, the Debtors filed a motion with the Bankruptcy Court seeking to modify collective bargaining agreements with the UMWA and certain UMWA-related retiree healthcare benefits. On May 29, 2013, the Bankruptcy Court granted the motion in its entirety. On June 7, 2013, the UMWA appealed the Bankruptcy Court’s decision.
Effective July 1, 2013, Patriot exercised the authority granted to us by the Bankruptcy Court to implement changes to UMWA-represented employee wages, benefits and healthcare plans, but chose to implement significantly improved terms reflecting our subsequent negotiations with the UMWA. In August 2013, Patriot negotiated new Collective Bargaining Agreements (new CBAs) with the UMWA. The new CBAs were ratified by union members on August 16, 2013. On August 22, 2013, the Bankruptcy Court entered an order approving the new CBAs, a Memorandum of Understanding (MOU), and a VEBA Funding Agreement (described below). The new CBAs are retroactive to July 1, 2013.
The following are some of the key provisions of the new CBAs and the MOU that affect UMWA employees:

•	Various adjustments to wages, including future wage changes;

•	Elimination of shift differential payments and premium overtime pay, but UMWA employees will receive 1.5 times their regular pay for any hours worked over 40 hours per week and holidays;

•	Reductions to paid time off and adjustments to work rules;

•	UMWA employees will receive a healthcare plan closely matching that of Patriot non-union employees but with lower out-of-pocket maximums and without healthcare premiums;

•	Patriot will contribute three percent of UMWA employees’ gross wages into a 401(k) or similar plan in lieu of the obligation to provide retiree healthcare in the future; and

•	Debtors participating in and contributing to the United Mine Workers of America 1974 Pension Plan (the 1974 Pension Plan) will continue to do so.
The following are some of the key provisions of the new CBAs and the MOU that affect UMWA retirees:

•	The UMWA has established a VEBA which will assume the Debtors’ obligations to provide retiree healthcare benefits to certain UMWA retirees effective July 1, 2013;

•	The Company will continue to administer retiree healthcare benefits to UMWA retirees through December 31, 2013, subject to certain limitations and funding requirements; and

•	Patriot, on behalf of itself and certain Patriot subsidiaries, has entered into an agreement to provide certain funding to the VEBA (the VEBA Funding Agreement or VFA).
The MOU reflects certain other understandings between Patriot, certain Patriot subsidiaries and the UMWA:

•
Any chapter 11 plan of reorganization filed in Patriot’s Chapter 11 bankruptcy case will not conflict with or alter the new CBAs or the MOU and shall not propose or contain any involuntary releases by the UMWA; and

•	Provided that certain requirements are met, the UMWA will support and the VEBA will not object to or vote against the confirmation of a plan of reorganization.
Patriot also agreed that each Patriot subsidiary that is signatory to a new CBA that requires participation in and contributions to the 1974 Pension Plan will continue their obligation to participate in and contribute to the 1974 Pension Plan at the rates set forth in the new CBA through 2016, and, for the years 2017 and 2018, at the rates set forth in any successor to the 2011 National Bituminous Coal Wage Agreement.  In connection therewith, the UMWA also made certain representations to Patriot.
The Bankruptcy Court’s May 29, 2013 ruling also authorized Patriot to implement the transition of UMWA-related retiree healthcare benefits to a VEBA trust. Under the new CBAs and the MOU, each approved by the Bankruptcy Court on August 22, 2013, and the VFA, approved by the Bankruptcy Court on August 22, 2013 and amended on November 4, 2013, funding for the VEBA will consist of (i) a 35% ownership stake in the reorganized company, (ii) profit sharing contributions up to a maximum of $300 million, (iii) a royalty contribution for every ton produced at all existing mining complexes, and (iv) an initial cash contribution of $10 million on or prior to the effective date of the Debtors’ plan of reorganization and $5 million at the end of the first quarter of 2014. The VEBA trust is being designed and administered by trustees appointed by the UMWA. The liability associated with these obligations totals approximately $1.02 billion as of September 30, 2013 and December 31, 2012 and is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets. The UMWA reserves the right to terminate the new CBAs, the MOU and the VFA if the VEBA does not receive the initial $10 million payment that is contemplated by the VFA to be paid to the VEBA on or prior to the effective date of the Debtors’ plan of reorganization.
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
Other Initiatives
On March 14, 2013, Patriot filed a lawsuit against Peabody Energy Corporation (Peabody) and one of its subsidiaries. In connection with Patriot’s 2007 spinoff from Peabody, Peabody agreed to assume the obligations for healthcare costs associated with thousands of UMWA retirees and dependents who had been employed by Peabody entities that were transferred to Patriot in the spinoff. Patriot sought a declaration from the Bankruptcy Court that any relief Patriot was able to obtain through the bankruptcy proceedings with respect to the healthcare benefits of its subsidiaries’ retirees would not relieve Peabody of its own liabilities with respect to the healthcare benefits of the UMWA retirees and dependents. On October 24, 2013, Patriot, Peabody and the UMWA, on behalf of itself and the UMWA-represented employees and retirees, entered into a settlement, which sets forth the principle terms that would resolve the various disputes among the three parties (the Peabody Settlement). As part of the Peabody Settlement, Peabody agreed to, among other things, (i) provide $310 million to the VEBA, (ii) issue and replace, as applicable, $126 million of letters of credit and (iii) provide credit support for Patriot’s federal black lung obligations. The settlement also provides for broad mutual releases of claims and causes of action among the parties. The Bankruptcy Court approved the Peabody Settlement on November 7, 2013.
The Peabody Settlement is also subject to certain conditions, including the satisfaction of certain minimum liquidity standards by Patriot and the effectiveness of Patriot’s plan of reorganization. The Peabody Settlement may be terminated if, by March 31, 2014, a plan of reorganization that is consistent with the Peabody Settlement is not effective.
On October 23, 2013, Patriot and Arch Coal, Inc. (Arch) entered into a settlement that resolves various disputes between the parties (the Arch Settlement). As part of the Arch Settlement, Arch agreed to, (i) provide $5 million of cash to Patriot, (ii) purchase Patriot’s South Guffey reserve for $16 million and (iii) relieve Patriot of the obligation to post $16 million of letters of credit for the next two years. The settlement also provides for broad mutual releases of claims and causes of action among the parties. The Bankruptcy Court approved the Arch Settlement on November 7, 2013. The settlement is subject to, among other things, the effectiveness of Patriot’s plan of reorganization. The Arch Settlement will terminate if, by March 31, 2014, a plan of reorganization that is consistent with the Arch Settlement is not effective.
Other Wage and Benefit Programs
On April 26, 2013, the Bankruptcy Court entered an order authorizing the Debtors to discontinue substantially all of their non-union retiree healthcare programs, eliminate retiree life insurance benefits for current non-union employees, and cap life insurance benefits for current non-union retirees, effective July 31, 2013. Pursuant to this order, the Debtors contributed $250,000 in cash to a VEBA trust for the benefit of current non-union retirees, and, upon emergence from bankruptcy, will contribute $3.75 million in cash to the VEBA. The VEBA trust will be designed and administered by a Retiree Committee consisting of appointed non-union retirees. Pursuant to the order, the Debtors and the Retiree Committee have also agreed to engage in good faith discussions and negotiations to replace some or all of the remaining retiree life insurance benefits with other retiree benefits that are economically cash neutral or more advantageous to the Debtors, and/or to consider accelerating the payment or provision of any such existing or replacement benefits if economically beneficial to the Debtors.
At December 31, 2012, the liability associated with these plans totaled approximately $63 million and was classified as “Liabilities subject to compromise” in the condensed consolidated balance sheet. In the second quarter of 2013, Patriot recognized a curtailment gain of $6.9 million related to the termination of these plans. Patriot also reduced its postretirement benefit obligation and the corresponding unrecognized loss in accumulated other comprehensive loss by $20.7 million in relation to the settlement of these plan obligations for current non-union employees. The settlement of the terminated benefits for retirees will not be recognized until the contribution is made in full to the VEBA. The remaining balances of both the terminated and surviving non-union retiree benefit obligations remain in “Liabilities subject to compromise” at September 30, 2013.
On March 15, 2013, the Bankruptcy Court authorized the Debtors to terminate the Patriot Coal Corporation Supplemental 401(k) Retirement Plan (the Supplemental 401(k) Plan) and on April 1, 2013, Patriot’s board of directors approved the termination of the Supplemental 401(k) Plan effective as of March 31, 2013. The Supplemental 401(k) Plan provided for certain salaried employees to defer a specified portion of their compensation until retirement and also provided an employer match and discretionary contribution based on Patriot’s performance. The Supplemental 401(k) Plan was unfunded and the termination resulted in approximately $2.5 million of compensation deferrals being treated as pre-petition general unsecured claims rather than being paid in cash. As of September 30, 2013 and December 31, 2012, the liability associated with this plan is classified as “Liabilities subject to compromise” in the condensed consolidated balance sheets.
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
Rejected Contracts
Since the Petition Date, the Debtors have received approval from the Bankruptcy Court to reject a number of equipment leases and other executory contracts of various types. On January 15, 2013, the Debtors filed a motion for authorization to assume or reject all of their unexpired leases of nonresidential real property, including their coal reserve leases. Substantially all of their assumptions and rejections were subsequently approved by the Bankruptcy Court. As of September 30, 2013, most of the lease cure payments have been made. We are working to resolve differences in cure amounts and certain other discreet issues with counterparties that objected to our motion. In conjunction with the assumption of these leases and payment of cure amounts, Patriot reclassified approximately $14 million of royalty and real estate tax accruals from “Liabilities subject to compromise” to liabilities not subject to compromise in the first quarter of 2013.
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
Pre-Petition Claims
On September 27, 2013, the Bankruptcy Court entered an order establishing October 24, 2013 as the bar date for potential creditors of the New Debtors, other than governmental units, to file claims. The bar date for governmental units to file claims against the New Debtors was established as March 24, 2014.
The Debtors have received approximately 4,294 proofs of claim, a portion of which assert, in part or in whole, unliquidated amounts. In the aggregate, total liquidated proofs of claim of approximately $308.7 billion have been filed against the Debtors. During the second quarter of 2013, the UMWA levied claims for postretirement benefit obligations against each of the Initial Filing Subsidiaries, significantly increasing the total liquidated proofs of claim. New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We are in the process of reconciling such claims to the amounts listed in the Debtors’ books and records. Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claims.
Through the claims resolution process, we have identified a substantial number of claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have already been satisfied, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. As of October 30, 2013, we estimate that the claims resolution process will reduce the total liquidated proof of claims by approximately $304.1 billion, primarily due to redundant claims. As of October 30, 2013, approximately 2,128 claims totaling $287.1 million have been expunged, withdrawn or settled and the Debtors have filed additional objections with the Bankruptcy Court that would reduce claims by $204.8 million. We continue to evaluate the filed claims and expect to continue to file claim objections with the Bankruptcy Court.

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
On August 21, 2013, the Bankruptcy Court entered an order extending our exclusivity period to file a plan of reorganization to December 1, 2013. On September 6, 2013, Patriot filed a Plan of Reorganization (POR) with the Bankruptcy Court. We subsequently filed amended versions of the POR on October 9, 2013, October 26, 2013, and November 4, 2013.
Under section 1125 of the Bankruptcy Code, a disclosure statement must be approved by the Bankruptcy Court before the debtors may solicit acceptance of a proposed plan of reorganization. To be approved by the Bankruptcy Court, the disclosure statement must contain adequate information that would enable a hypothetical investor to make an informed judgment about the plan. Once the disclosure statement is approved by the Bankruptcy Court, the Debtors may send the proposed plan of reorganization, the disclosure statement and ballots to all creditors entitled to vote. The Debtors submitted a disclosure statement in respect of the Third Amended POR to the Bankruptcy Court on November 4, 2013 (the Disclosure Statement). The Bankruptcy Court approved the Disclosure Statement on November 7, 2013.
The POR provides for a reorganization of the Debtors and the resolution of all outstanding claims against and interests in the Debtors. The POR contemplates two rights offerings to raise $250 million of capital through the issuance of (i) senior secured second lien notes and (ii) warrants exercisable for new class A common stock. The POR will provide eligible holders of allowed claims on account of Patriot’s 8.25% Senior Notes and Patriot’s 3.25% Convertible Notes, and eligible holders of allowed general unsecured claims above a certain threshold, an opportunity to participate in these rights offerings. Such claim holders will also receive a distribution of new class A common stock. Claim holders who do not participate in the rights offerings will receive a cash distribution on a pro rata basis in accordance with the POR.
The POR also contemplates payment in full of the DIP Facilities in accordance with the terms thereof.
For the POR to be effective, certain conditions will have to be satisfied, including:

▪	An order confirming the POR must be entered by the Bankruptcy Court;

▪	The backstop commitment agreement must be in full force and effect and the transactions contemplated thereunder must be consummated;

▪	The exit financing facilities must be consummated;

▪	Each of the new CBAs, the MOU and the VFA must be in effect;

▪	All actions, documents and agreements necessary to implement the POR must be executed;

▪
The Debtors must have received any authorizations, consents, regulatory approvals, rulings, letters, no-action letters, opinions or documents that are necessary to implement the POR and that are required by law, regulation or order; and

▪	Each of the new organizational documents for the reorganized company must be in full force and effect.
Under the distribution priorities established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed to creditors and/or stockholders or what types or amounts of distributions, if any, they will receive. A plan of reorganization could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings. The Debtors’ current proposed POR provides no distribution for holders of equity securities. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully implement a plan of reorganization.
Backstop Commitment Agreement
The rights offerings contemplated by the POR will be backstopped by certain funds and accounts managed and/or advised by Knighthead Capital Management, LLC (Knighthead). On November 4, 2013, Patriot and Knighthead entered into a backstop commitment agreement, which sets forth the terms of Knighthead’s backstop commitment, the rights offerings and related financing transactions. Subject to certain conditions, Knighthead has committed to purchase, for the applicable subscription price, all of the notes and warrants that are not purchased in the rights offerings up to an aggregate subscription price of $250,025,000. The proceeds from the rights offering will be used toward the consummation of the POR. In exchange for the backstop commitment, Patriot has agreed to distribute to Knighthead (and any other party that becomes a backstop party under the agreement in accordance with their backstop commitment percentage set forth in the agreement) rights to purchase up to 40% of the notes offered in the rights offerings and up to 40% of the warrants offered in the rights offerings, in the aggregate, for an aggregate subscription price of $100,010,000. Patriot expects that the proceeds of the rights offerings, combined with the proceeds from the exit financing facilities and the cash and credit support received pursuant to the Peabody Settlement and the Arch Settlement, will provide the Debtors with the liquidity necessary for consummation of the POR.
As a result of the rights offerings and the Peabody Settlement, the VEBA is expected to receive more than $400 million in cash over the next four years. The transactions contemplated by the term sheet with Knighthead are subject to, among other things, (i) the Debtors entering into definitive documentation for the exit financing facilities; (ii) satisfaction of certain minimum liquidity standards by Patriot; and (iii) the VEBA having been funded with the amount contemplated by the backstop commitment agreement to be funded on the effective date of the POR.
The Bankruptcy Court approved the backstop commitment agreement and the rights offerings procedures on November 7, 2013.
Notwithstanding approval by the Bankruptcy Court, the backstop commitment agreement may be terminated by the backstop parties if (i) there has been a material adverse change since October 9, 2013; (ii) the Bankruptcy Court enters an order confirming a plan of reorganization other than the POR; (iii) the Debtors breach any representation, warranty or covenant in the backstop commitment agreement in any material respect, or it shall be reasonably apparent that the Debtors shall be unable to satisfy each of the conditions to closing on or before the effective date of the POR, and such failure or inability remains uncured or continues for a period of ten business days following delivery of written notice thereof to the Debtors by the backstop parties; (iv) the Debtors enter into or seek court authority to enter into an alternative transaction; or (v) the effective date of the POR shall have not occurred by December 31, 2013.
Going Concern Matters
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared assuming we will continue as a going concern, although the Bankruptcy Case and weak industry conditions raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, market conditions and our ability to (i) improve profitability; (ii) meet the financial covenants of the DIP Facilities (defined in Note 10) or obtain appropriate amendments or waivers; (iii) obtain financing to replace the DIP Facilities upon emergence; and (iv) restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Court. In order to improve profitability, we continue to take actions to further reduce operating expenses and align our production to meet market demand. As a result of the Bankruptcy Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.

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
Three and Nine Months Ended September 30, 2013 Compared to September 30, 2012
Summary
Our Segment Adjusted EBITDA for the three and nine months ended September 30, 2013 decreased compared to the prior year primarily due to a decrease in volumes and sales prices driven by lower demand from slower growth in international economies such as China, India and Europe and, on the domestic side, low natural gas prices and mild weather. In light of the decreased demand for both thermal and metallurgical coal, it has become uneconomical to operate certain of our mining complexes, and we have taken steps to reduce coal production to match expected sales volumes and market demand. As a result, we closed two mine complexes in 2012 and reduced production at metallurgical and thermal coal mines during 2012 and in the first quarter of 2013. Additionally, in the third quarter of 2013, we announced plans to idle our Logan County complex, further reducing thermal coal production by approximately two million annual tons.
Segment Results of Operations

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Tons/$	%	2013	2012	Tons/$	%
	(Dollars and tons in thousands, except per ton amounts)
Tons Sold
Appalachia Mining Operations	3,877	4,504	(627)	(13.9)%	13,018	13,972	(954)	(6.8)%
Illinois Basin Mining Operations	845	1,469	(624)	(42.5)%	2,944	4,998	(2,054)	(41.1)%
Total Tons Sold	4,722	5,973	(1,251)	(20.9)%	15,962	18,970	(3,008)	(15.9)%

Average Sales Price per Ton Sold
Appalachia Mining Operations	$72.57	$82.11	$(9.54)	(11.6)%	$71.83	$85.55	$(13.72)	(16.0)%
Illinois Basin Mining Operations	$48.56	$49.76	$(1.20)	(2.4)%	$48.35	$50.07	$(1.72)	(3.4)%

Revenue
Appalachia Mining Operations	$281,356	$369,840	$(88,484)	(23.9)%	$935,024	$1,195,316	$(260,292)	(21.8)%
Illinois Basin Mining Operations	41,034	73,095	(32,061)	(43.9)%	142,339	250,230	(107,891)	(43.1)%
Appalachia Other	3,674	5,261	(1,587)	(30.2)%	10,625	39,293	(28,668)	(73.0)%
Total Revenues	$326,064	$448,196	$(122,132)	(27.2)%	$1,087,988	$1,484,839	$(396,851)	(26.7)%

Segment Operating Costs and Expenses(1)
Appalachia Mining Operations and Other	$272,852	$323,720	$(50,868)	(15.7)%	$863,749	$1,005,194	$(141,445)	(14.1)%
Illinois Basin Mining Operations	43,246	64,084	(20,838)	(32.5)%	141,274	219,482	(78,208)	(35.6)%
Total Segment Operating Costs and Expenses	$316,098	$387,804	$(71,706)	(18.5)%	$1,005,023	$1,224,676	$(219,653)	(17.9)%

Segment Adjusted EBITDA
Appalachia Mining Operations and Other	$12,178	$51,381	$(39,203)	(76.3)%	$81,900	$229,415	$(147,515)	(64.3)%
Illinois Basin Mining Operations	(2,212)	9,011	(11,223)	(124.5)%	1,065	30,748	(29,683)	(96.5)%
Total Segment Adjusted EBITDA	$9,966	$60,392	$(50,426)	(83.5)%	$82,965	$260,163	$(177,198)	(68.1)%

(1) Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $361.9 million and $434.6 million less income (loss) from equity affiliates of $(1.8) million and $1.9 million and past mining obligation expenses of $47.6 million and $44.9 million for the three months ended September 30, 2013 and 2012, respectively. Segment Operating Costs and Expenses represent consolidated operating costs and expenses of $1,134.2 million and $1,367.2 million less income (loss) from equity affiliates of $(11.1) million and $3.6 million and past mining obligation expenses of $140.3 million and $138.9 million for the nine months ended September 30, 2013 and 2012, respectively.
Tons Sold and Revenues
Revenues in the Appalachia segment were lower in the three and nine months ended September 30, 2013, compared to the prior year, due to lower sales prices and volumes. Average sales prices in the Appalachia segment for the three and nine months ended September 30, 2013 decreased 12% and 16%, respectively, compared to the same periods in 2012, primarily reflecting reduced pricing under metallurgical coal supply contracts. Total sales volumes in Appalachia decreased for the three and nine months ended September 30, 2013 compared to the same periods in 2012, primarily due to lower demand. In response to the weaker markets, we closed our Big Mountain mining complex in the first quarter of 2012, reduced production at certain metallurgical and thermal coal operations, and decreased brokerage coal volume. Our Federal mining complex had a major longwall move and related downtime in the third quarter of 2013, also contributing to lower production and sales volumes for the quarter.
Revenues in the Illinois Basin segment were lower for the three and nine months ended September 30, 2013, compared to the same period in 2012, primarily due to lower sales volumes. Our Bluegrass mining complex was closed in the fourth quarter of 2012 in response to the weaker markets and the complex’s lower profit margins. In addition, total sales volumes were lower at our Highland mining complex, due to a decrease in production driven by adverse operational conditions during the first three quarters of 2013.
Appalachia Other Revenue was lower for the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to customer settlements. During the first half of 2012, certain customers requested to cancel or delay shipment of coal contracted for 2012 and 2013 deliveries. In certain situations, we agreed to release the customer from their commitment in exchange for a cash settlement. In the three and nine months ended September 30, 2012, we recognized revenue of $2.2 million and $22.7 million, respectively, related to these cash settlements. During the first half of 2012, we also received $8.3 million related to the settlement of a customer contract dispute concerning coal deliveries in prior years.
Segment Operating Costs and Expenses
Segment operating costs and expenses for Appalachia decreased in the three and nine months ended September 30, 2013, compared to the same periods in 2012. This is primarily due to the lower sales volumes in 2013 and cost savings programs, which included the conversion of certain contractor-operated mines to company-operated mines as well as the redeployment of resources and successful contract renegotiations for equipment and materials and supplies. For the three months ended September 30, 2013, the decrease reflects reduced shipments, cost savings measures and improved geologic conditions at certain metallurgical mines ($27.1 million), reduced operating costs at our Federal mining complex due to downtime associated with the longwall move ($12.2 million), reduced shipments at our Logan County mining complex beginning in the third quarter of 2013 ($9.3 million) and reduced costs at our Corridor G mining complex, primarily due to labor ($4.2 million). This was partially offset by higher costs at our Paint Creek mining complex due to expanded production and increased sales volume ($5.9 million) and increased losses from our equity affiliates ($3.7 million).
For the nine months ended September 30, 2013, the decrease in segment operating costs and expense in Appalachia reflects reduced shipments and cost savings measures at certain metallurgical mines ($77.6 million), decreased brokerage coal volumes ($32.8 million), reduced shipments at our Corridor G mining complex beginning in the second quarter of 2012 ($28.0 million), reduced operating costs at our Federal mining complex due to downtime associated with the longwall move ($19.7 million) and the closure of our Big Mountain mining complex on February 2, 2012 ($11.6 million). This was offset by higher costs at our Paint Creek mining complex due to expanded production and increased sales volume ($29.8 million) and increased losses from our equity affiliates ($14.8 million).
Segment operating costs and expenses for the Illinois Basin decreased in the three and nine months ended September 30, 2013, compared to same periods in 2012, due to the closure of our Bluegrass mining complex in the fourth quarter of 2012 ($11.8 million and $58.0 million, respectively). In addition, costs were lower at our Highland mining complex primarily due to a decrease in production and decreased sales volume ($9.1 million and $19.3 million, respectively).
Segment Adjusted EBITDA
Our Segment Adjusted EBITDA for Appalachia was lower in the three and nine months ended September 30, 2013, compared to the prior year, primarily due to decreased sales prices resulting from the weakened markets and lower sales volume resulting from reduced demand, partially offset by lower operating costs.

Segment Adjusted EBITDA for the Illinois Basin decreased in the three and nine months ended September 30, 2013 from the prior year primarily due to lower sales volumes partially offset by a decrease in operating costs resulting from closure of the Bluegrass mining complex and the reduction of one production unit at our Highland mining complex.
Net Loss

	Three Months Ended September 30,		Favorable (Unfavorable)		Nine Months Ended September 30,		Favorable (Unfavorable)
	2013	2012	$	%	2013	2012	$	%
	(Dollars in thousands)
Segment Adjusted EBITDA	$9,966	$60,392	$(50,426)	(83.5)%	$82,965	$260,163	$(177,198)	(68.1)%
Corporate and Other:
Past mining obligation expense	(47,560)	(44,931)	(2,629)	(5.9)%	(140,327)	(138,918)	(1,409)	(1.0)%
Net gain on disposal or exchange of assets	224	457	(233)	(51.0)%	3,422	3,125	297	9.5%
Selling and administrative expenses	(8,917)	(12,611)	3,694	29.3%	(27,506)	(42,741)	15,235	35.6%
Total Corporate and Other	(56,253)	(57,085)	832	1.5%	(164,411)	(178,534)	14,123	7.9%
Depreciation, depletion and amortization	(43,582)	(48,906)	5,324	10.9%	(136,189)	(135,430)	(759)	(0.6)%
Asset retirement obligation expense	14,257	(19,496)	33,753	173.1%	(20,284)	(377,737)	357,453	94.6%
Sales contract accretion	—	—	—	n/a	—	11,628	(11,628)	(100.0)%
Impairment and restructuring charge	—	(18,434)	18,434	100.0%	1,453	(60,892)	62,345	102.4%
Interest expense and other	(13,995)	(13,661)	(334)	(2.4)%	(42,051)	(46,168)	4,117	8.9%
DIP financing fees	(11,719)	(42,552)	30,833	72.5%	(11,719)	(42,552)	30,833	72.5%
Interest income	2	15	(13)	(86.7)%	15	178	(163)	(91.6)%
Reorganization items, net	(23,569)	(76,214)	52,645	(69.1)%	(50,323)	(76,214)	25,891	(34.0)%
Income tax benefit	—	8	(8)	n/a	—	8	(8)	n/a
Net loss	$(124,893)	$(215,933)	$91,040	42.2%	$(340,544)	$(645,550)	$305,006	47.2%
Past mining obligation expense was higher in the three and nine months ended September 30, 2013 than the corresponding periods in the prior year due to changes in assumptions, primarily the discount rate, related to our actuarially-determined liabilities, partially offset by lower contributions to the UMWA pension fund due to fewer hours worked at our union operations. In relation to the discontinuation of substantially all of our non-union retiree healthcare programs and the elimination of retiree life insurance benefits for current non-union employees, Patriot recognized a curtailment gain of $6.9 million in the second quarter of 2013.
Net gain on disposal or exchange of assets decreased for the three months ended and increased for the nine months ended September 30, 2013, compared to the corresponding periods in the prior year, due to the timing and nature of transactions. In 2013, net gain on disposal or exchange of assets included the sale of certain non-strategic coal reserves, which resulted in the recognition of a gain of $2.3 million in the first quarter. In 2012, net gain on disposal or exchange of assets included the sale of certain non-strategic oil and gas rights for a gain of $1.5 million on this transaction in the first quarter.
Selling and administrative expenses decreased in the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to the effects of bankruptcy-related activity. In the three months ended September 30, 2013, selling and administrative expenses were lower compared to the same period in the prior year primarily due to reductions in spending for non-bankruptcy related outside services and decreased stock compensation expense in 2013 as a result of no new grants being issued in 2013. For the nine months ended September 30, 2013, selling and administrative expenses were lower compared to the same period in 2012 primarily due to reductions in spending for non-bankruptcy related outside services. Decreased stock compensation expense and changes to incentive compensation plans also accounted for a portion of the lower selling and administrative expenses in the nine months ended September 30, 2013.
Depreciation, depletion and amortization decreased in the three months ended September 30, 2013, compared to the same period in the prior year, primarily due to an impairment of the intangible asset related to the Coventry Mining Services, LLC acquisition. The impairment was a result of the reduction in workforce at our Kanawha Eagle mining complex in the third quarter of 2012 due to the temporary curtailment of metallurgical coal production. Additionally, depletion expense decreased due to reduced production.
Asset retirement obligation expense decreased in the three and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to an adjustment of $307.4 million to increase our selenium water treatment obligations in the second quarter of 2012 and an adjustment of $31.4 million in the third quarter of 2013 to decrease our obligation. Our adjustment in the third quarter of 2013 is a result of our bio-chemical reactor (BCR) technology selection for Category I outfalls. We adjusted our liability to reflect the estimated costs of installing and operating the BCR technology at these outfalls. Additionally, there were charges of $17.5 million in the first quarter of 2012 related to accelerating the timing of the closure of the Big Mountain mining complex.
There was no sales contract accretion in the nine months ended September 30, 2013 primarily due to the amendment of one of the below-market coal supply agreements in the first quarter of 2012 and the expiration of all remaining contracts assumed in the July 2008 acquisition of Magnum Coal Company.
Impairment and restructuring charge decreased in the three and nine months ended September 30, 2013, compared to the corresponding periods in the prior year, due to a charge of $18.4 million for the write-off of coal reserves related to our Bluegrass mining complex located in the Illinois Basin segment. This impairment resulted from the termination of leases providing rights to certain coal reserves through the contract rejection process and related negotiations. Additionally, in the second quarter 2012, we recorded a charge of $8.2 million for the early closure of the Freedom Mine at our Bluegrass mining complex and changes to mining plans for a mine at the Kanawha Eagle mining complex. In the first quarter of 2012, we recorded a $32.8 million charge due to the early closure of our Big Mountain mining complex. These charges mainly consisted of the write-down of fixed assets related to infrastructure, mine development and certain equipment. In the first quarter of 2013, we recorded a $1.6 million reversal of certain estimated restructuring reserves related to the 2010 closure of the Harris No. 1 mine and the rationalization of the operations at the Rocklick mining complex.
Interest expense and other decreased in the nine months ended September 30, 2013 primarily due to the decreased amortization of deferred financing costs related to the unsecured debt and credit facilities compromised in our bankruptcy proceedings.
DIP financing fees decreased in the three and nine months ended September 30, 2013 primarily due to the debt issuance costs of $42.6 million incurred and paid in connection with the DIP financing in the third quarter of 2012. In the three months ended September 30, 2013, we incurred and expensed $11.7 million of financing fees related to the August 7, 2013 amendment of and the extension to the DIP Facilities.
Our reorganization items for the three and nine months ended September 30, 2013 and 2012 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Professional fees	$10,859	$19,786	$46,490	$19,786
Provision for rejected executory contracts and leases	12,646	32,155	14,842	32,155
Losses from adjusting debt from carrying value to amount of allowed claim	—	27,021	—	27,021
Accounts payable settlement gains	68	(2,748)	(10,994)	(2,748)
Interest income	(4)	—	(15)	—
Reorganization items, net	$23,569	$76,214	$50,323	$76,214
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

Net cash used in operating activities was $144.5 million for the nine months ended September 30, 2013, compared to $2.2 million in the same period of 2012. The $142.3 million increase in cash used in operating activities primarily related to lower earnings from operations, net of non-cash selenium adjustments, due to weakened demand, and cash used by investment in working capital of $41.4 million, offset by lower spending for asset retirement obligations of $41.5 million, including selenium water treatment and mine closure obligations.
Net cash used in investing activities was $65.8 million for the nine months ended September 30, 2013, compared to $139.6 million in the same period of 2012. The $73.9 million decrease in cash used in investing activities reflects the decrease in capital expenditures of $63.1 million and advance royalties of $9.8 million.
Net cash used in financing activities was $21.1 million for the nine months ended September 30, 2013 compared to net cash provided by financing activities of $330.5 million for the same period of 2012. The difference from the comparable period in 2012 is due to the fact that we received the net proceeds of the DIP financing in the third quarter of 2012 of $332.4 million ($375.0 million less $42.6 million in issuance costs).
DIP Financing
In connection with filing the Chapter 11 Petitions, the Debtors obtained and the Bankruptcy Court authorized post-petition financing, and for the Filing Subsidiaries (other than EACC Camps, Inc.) (collectively, the DIP Guarantors) to guaranty our obligations in connection with the DIP financing, up to an aggregate principal amount of $802.0 million, consisting of (i) a revolving credit loan in an amount not to exceed $125.0 million (First Out Revolving Credit Loan), (ii) a term loan in the amount of $375.0 million (First Out Term Loan, and together with the First Out Revolving Credit Loan, the First Out Facility), and (iii) a $302.0 million roll up of obligations under our pre-petition credit agreement in respect to outstanding letters of credit, inclusive of any obligations as to reimbursement, renewal and extension of the same issued in the aggregate amount of $300.8 million as of the Petition Date (the Second Out Facility and, together with the First Out Facility, the DIP Facilities). On September 11, 2013, the Debtors met certain conditions in the DIP Facilities agreement and as a result extended the maturity date of the DIP Facilities to December 31, 2013. Since the Petition Date, any new wholly-owned subsidiaries of Patriot have also been added as DIP Guarantors.
At September 30, 2013, letters of credit totaling $63.4 million and $279.4 million were outstanding under the First Out Facility and the Second Out Facility, respectively.
The DIP Facilities include financial covenants applicable to Patriot and its subsidiaries, including compliance with requirements relating to minimum cumulative consolidated EBITDA, as defined by the DIP Facilities, maximum capital expenditures and minimum liquidity. On August 7, 2013, Patriot obtained an amendment to the DIP Facilities that (i) lowered the minimum cumulative consolidated EBITDA financial covenant threshold beginning with the July 2013 compliance reporting period, (ii) added a covenant requiring committed financing related to a plan of reorganization no later than October 31, 2013, and (iii) included a provision allowing for the financing of Patriot’s corporate insurance program. The Bankruptcy Court approved the DIP Facilities amendment on August 20, 2013. On October 30, 2013, Patriot obtained an amendment to the First Out Facility removing the covenant requiring committed financing related to a plan of reorganization no later than October 31, 2013. At September 30, 2013, we were in compliance with each of the financial covenants of the DIP Facilities. Our compliance with the minimum cumulative consolidated EBITDA financial covenant remains subject to market conditions and our ability to improve financial performance, including implementing our restructuring initiatives. Failure to comply with any of the financial covenants would be an event of default under the terms of the DIP Facilities. If an event of default occurs, we would need to negotiate an amendment or waiver from the lenders and obtain Bankruptcy Court approval of such amendment or waiver; however, there can be no assurances that we would be able to obtain such an amendment or waiver in the future.
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
Additionally, there can be no assurance that amounts available under the DIP Facilities plus cash generated from operations will be sufficient to meet our reorganization or ongoing cash needs. If we cannot meet our liquidity needs using amounts available under the DIP Facilities plus cash generated from operations, we may have to take other actions such as seeking additional financing to the extent available or by reducing or delaying capital expenditures.
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
Pre-Petition Credit Facilities
The filing of the Chapter 11 Petitions constituted an event of default under our pre-petition debt agreements and those obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petitions. Thus, the Debtors’ pre-petition unsecured long-term debt of $458.5 million is included in “Liabilities subject to compromise” at September 30, 2013 and December 31, 2012. Since July 9, 2012, we have not recorded interest expense on unsecured debt that is subject to compromise. Contractual interest expense on pre-petition unsecured long-term debt from July 10, 2012 through September 30, 2013 was $51.7 million.
Capital Lease Obligations
Our capital lease obligations pertain to the financing of mining equipment used in operations. In the first half of 2013, Patriot amended certain existing operating leases allowing for transfer of ownership of the equipment at the end of each respective lease. As such, a carrying amount of approximately $15.6 million of additional capital lease obligations, net of imputed interest of $2.1 million, was recorded during the nine months ended September 30, 2013. Future minimum lease payments required under these capital leases are $1.2 million remaining in 2013, $4.1 million in 2014, $6.8 million in 2015 and $0.3 million in 2016.
Continued Uncertainties Related to Selenium Water Treatment Obligations
Patriot has obligations related to the discharge of selenium in excess of allowable limits at certain mining operations. Although existing technology continues to evolve and new technologies are being considered for the treatment of selenium discharges in excess of allowable limits, there has been no proven technology to effectively treat selenium in coal mining discharges to the levels required in all the applications present at our operations. Additionally, we are currently involved in various legal proceedings related to compliance with the effluent selenium limits in our mining permits. As a result of these legal proceedings, we are subject to various consent decrees and court orders that require us to, among other things, meet certain compliance deadlines. As of September 30, 2013 and December 31, 2012, the liability related to selenium water treatment at outfalls with known exceedances was $433.2 million and $443.0 million, respectively, and reflects the estimated costs of the planned technology selections to be implemented and maintained at these operations. Based on various court rulings and consent decrees we have recently constructed and are operating a Fluidized Bed Reactor (FBR) facility at one operation. At another operation, we had plans to utilize an Advanced Biological Metals Removal System (ABMet) as the selenium treatment technology. However, in the third quarter of 2013, Patriot received approval to implement a bio-chemical reactor (BCR) treatment technology at this outfall. We began construction on the BCR treatment system in July 2013 and expect to complete construction prior to the August 1, 2014 compliance deadline. If the BCR technology is not successful in eliminating selenium from this outfall below allowable limits, we may be required to utilize ABMet or an alternative technology. As of September 1, 2013, we selected the BCR technology for outfalls in Category I with lower average water flows. The liability to treat selenium discharges at non-Category I outfalls not addressed by the September 2010 Ruling is based on the installation and operating costs of Iron Facilitated Selenium Reduction (IFSeR) water treatment systems.
Prior to our pilot project performed in 2010, FBR technology had not been used to remove selenium or any other minerals discharged at coal mining operations, but had been successful in other industrial applications. The FBR water treatment facility is the first facility of its kind constructed for selenium removal on a commercial scale. Though we have operated the FBR facility for two quarters, the FBR technology has not been proven effective on a sustained full-scale commercial basis at coal mining operations, and there can be no assurance that it will be successful under all variable conditions experienced at our mining operations.
The BCR technology has proven effective at removing selenium on a sustainable basis under conditions similar to our Category I outfalls. For the outfalls at which we plan to utilize IFSeR water treatment systems, there is significant uncertainty as to whether IFSeR could be utilized to achieve compliance, particularly at the outfalls with higher average water flows. However, IFSeR technology is currently the treatment technology that is best adapted for installation and operation under the various site-specific conditions at our outfalls. We have been and continue to assess the use of the BCR treatment technology and other potential treatment technologies, particularly at outfalls with higher water flows, to determine their applicability and effectiveness at removing selenium from coal mining discharges. Additionally, we continue to refine the IFSeR treatment systems to obtain efficiencies in both selenium removal and cost. The ability to utilize the BCR technology at more outfalls, to combine treatment technologies if necessary, and to identify improvements to the efficiencies of the IFSeR system or any other treatment approaches that are selected for implementation at our outfalls may affect the amount of the liability in the future and we will adjust it as necessary.
If BCR or IFSeR systems are not ultimately successful in treating the effluent selenium exceedances at our outfalls, we may be required to install alternative treatment solutions. Alternative technology solutions that we may ultimately select are still in the early phases of development and their related costs cannot be reasonably estimated at this time. The cost of other water treatment solutions could be materially different than the costs reflected in our liability. Furthermore, costs associated with potential modifications to BCR or IFSeR or the scale of our current BCR or IFSeR systems could also cause the costs to be materially different than the costs reflected in our liability. We cannot provide an estimate of the possible additional range of costs associated with alternate treatment solutions at this time. Potential installations of selenium treatment alternatives are further complicated by the variable geological, topographical and water flow considerations of each individual outfall.
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
With respect to all outfalls with known exceedances for selenium or any other parameter, including the specific sites discussed above, any failure to meet the deadlines set forth in our consent decrees or established by the federal government, the U.S. District Court or the State of West Virginia or to otherwise comply with our permits could result in (i) further litigation against us; (ii) an inability to obtain new permits or to maintain existing permits, which could impact our ability to mine our coal reserves; and (iii) the imposition of significant and material fines and penalties or other costs, all of which could materially adversely affect our financial condition, results of operations and cash flows.
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
Income Taxes
In July 2013, the FASB issued guidance, which requires an entity to present its unrecognized tax benefits net of its deferred tax assets for net operating loss carryforwards, similar tax losses, or tax credit carryforwards in cases where these carryforwards and losses are available at the balance sheet date. When carryforwards or losses are not available at the balance sheet date, an entity must present the liability separately and not net it against the deferred tax assets.  The new guidance is effective for annual and interim periods beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

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
We have commodity risk related to our diesel fuel purchases. To manage this risk, we entered into ultra low sulfur diesel swap contracts with financial institutions. In connection with the Chapter 11 Petitions, we have been authorized by the Bankruptcy Court to continue performance under our pre-petition derivative contracts and to enter into and perform under post-petition derivative contracts consistent with the ordinary course of business and past practices. As of September 30, 2013, our ultra low sulfur diesel swap contracts were expired, with no notional amounts outstanding. During the fourth quarter of 2012, our outstanding contracts ceased to be highly effective due to impacts on diesel fuel prices from Hurricane Sandy.
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

Item 4. Controls and Procedures.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were designed, and were effective, to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The DIP Facilities include financial covenants applicable to Patriot and its subsidiaries, including compliance with requirements relating to minimum cumulative consolidated EBITDA, as defined by the DIP Facilities, maximum capital expenditures and minimum liquidity. On August 7, 2013, Patriot obtained an amendment to the DIP Facilities that (i) lowered the minimum cumulative consolidated EBITDA financial covenant threshold beginning with the July 2013 compliance reporting period, (ii) added a covenant requiring committed financing related to a plan of reorganization no later than October 31, 2013, and (iii) included a provision allowing for the financing of Patriot’s corporate insurance program. The Bankruptcy Court approved this amendment on August 20, 2013. On October 30, 2013, Patriot obtained an amendment to the First Out Facility removing the covenant requiring committed financing related to a plan of reorganization no later than October 31, 2013. At September 30, 2013, we were in compliance with each of the financial covenants of the DIP Facilities. Our compliance with the minimum cumulative consolidated EBITDA financial covenant remains subject to market conditions and our ability to improve financial performance, including implementing our restructuring initiatives. Failure to comply with any of the financial covenants would be an event of default under the terms of the DIP Facilities. If an event of default occurs, we would need to negotiate an amendment or waiver from the lenders and obtain Bankruptcy Court approval of such amendment or waiver; however, there can be no assurances that we would be able to obtain such an amendment or waiver in the future.
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
On September 11, 2013, after meeting certain conditions prescribed in the DIP Facilities agreement, Patriot extended the maturity date of the DIP Facilities to December 31, 2013.

If we are not able to obtain confirmation of or implement our plan of reorganization or if sufficient debtor-in-possession financing is not available, we could be required to seek a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.
On September 6, 2013, Patriot filed a Plan of Reorganization (POR) with the Bankruptcy Court. We subsequently filed amended versions of the POR on October 9, 2013, October 26, 2013, and November 4, 2013. In order to successfully emerge from Chapter 11 bankruptcy protection, we must obtain court and creditor approval of our plan of reorganization. This process requires us to meet statutory requirements with respect to adequacy of disclosure with respect to a plan, soliciting and obtaining creditor acceptance of a plan, and fulfilling other statutory conditions for plan confirmation. We may not receive the requisite acceptances to confirm a plan. Even if the requisite acceptances of a plan are received, the Bankruptcy Court may not confirm it or there may not be sufficient exit financing available to finance the Company’s emergence from Chapter 11 under a plan. Our current plan requires us to enter into certain agreements with third parties. However, there is no guarantee that we will be able to successfully enter into these agreements. In addition, the DIP Facilities may not be sufficient to meet our liquidity requirements or may be restricted or terminated by the lenders under the DIP Facilities for our breach thereof. If any of these events were to occur, we could be forced to sell the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code or liquidate under Chapter 7 of the Bankruptcy Code.
New developments in the regulation of greenhouse gas and other air emissions, coal ash and other environmental matters could materially adversely affect our customers’ demand for coal and our financial condition, results of operations and cash flows.
One by-product of burning coal is carbon dioxide, which has been reported in certain studies to be a contributor to climate change. Legislators have considered the passage of significant new laws to address climate change, including, among others, those that would impose a nationwide cap on carbon dioxide and other greenhouse gas emissions and require large sources, including coal-fueled power plants, to obtain “emission allowances” to meet that cap, with the ultimate goal of reducing greenhouse gas emissions. The EPA and other regulators are using existing laws, including the federal Clean Air Act, to impose obligations, including emission limits and technology-based requirements, on carbon dioxide and other greenhouse gas emissions. For example, in September 2013, the EPA proposed new source performance standards for emissions of carbon dioxide from certain new power plants. The proposal anticipates that affected new-build, coal-fueled plants generally would need to rely upon partial implementation of carbon capture and storage technology, which currently is not economically feasible, or other expensive control technology to meet the proposed standard. The EPA is expected to propose regulations by June 2014 that will prescribe guidelines for states to address greenhouse gas emissions from existing power plants. In addition, in June 2013, President Obama announced additional initiatives intended to reduce greenhouse gas emissions globally, including curtailing U.S. government support for public financing of new coal-fired power plants overseas and promoting fuel switching from coal to natural gas or renewable energy sources. Although it is not yet possible to predict the effect of existing greenhouse gas reporting and permitting requirements or the proposed or any future greenhouse gas performance standards or emission guidelines, such initiatives may cause a reduction in the amount of coal that our customers purchase from us, which could adversely affect our results of operations.
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
In addition, several regulations under the Clean Air Act were recently finalized or are expected to be finalized in 2013 that regulate emissions of sulfur dioxide, nitrogen oxide, mercury and other air pollutants from power plants and industrial boilers. The regulations include the Clean Air Interstate Rule (CAIR), which established a cap and trade system for emissions of sulfur dioxide and nitrogen oxide from power plants in 27 eastern states, the Mercury and Air Toxics Standards, which regulate emissions of mercury and other heavy metals from power plants, and National Emission Standards for Hazardous Air Pollutants, which regulate emissions of mercury and other metals and organic air toxics from industrial, commercial and institutional boilers. The EPA is also expected to issue a new rule to replace CAIR in regulating the interstate transport of sulfur dioxide and nitrogen oxide emissions. Any such replacement rule could impose significant obligations on our customers, which could reduce the demand for coal.
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

PATRIOT COAL CORPORATION

Date:	November 8, 2013	By:	/s/ JOHN E. LUSHEFSKI
John E. Lushefski Senior Vice President & Chief Financial Officer (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
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

10.2
Amendment No. 3 to Credit Agreement dated as of October 30, 2013 to the Superpriority Secured Debtor-in-Possession Credit Agreement dated July 9, 2012, and amended August 7, 2012, and August 7, 2013, among Patriot Coal Corporation, certain subsidiaries of Patriot Coal Corporation designated therein as guarantors, Citibank, N.A., as Administrative Agent, Citicorp North America, Inc., Barclays Bank PLC, New York Branch and Bank of America, N.A., as L/C Issuers, and certain other lenders party thereto.

10.3
Settlement Agreement dated as of October 24, 2013 by and among Patriot Coal Corporation and its Affiliates, Peabody Energy Corporation and its Affiliates, the United Mine Workers of America on behalf of itself, the UMWA Employees and the UMWA Retirees, each as defined therein.

10.4	Settlement Agreement dated as of October 23, 2013 by and among Patriot Coal Corporation and certain affiliates and Arch Coal, Inc. and its subsidiaries and affiliates.

10.5
Backstop Rights Purchase Agreement dated as of November 4, 2013 by and among Patriot Coal Corporation and certain affiliates and the Backstop Parties, as defined therein, and consented to by the Debtors’ Official Committee of Unsecured Creditors and the United Mine Workers of America.

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

101**
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

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